Form 10-K
period 2017-12-31
Menlo Therapeutics Inc.
filed 2018-03-28
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___.
Commission file number 001-38356

MENLO THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Delaware	45-3757789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Cardinal Way, 2nd Floor
Redwood City, California 94063
(Address of principal executive offices including zip code)
650-486-1416
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).
Yes  ☐    No  ☒
The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter, and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.
As of February 28, 2018, there were 22,977,998 shares of the registrant’s Common Stock outstanding.

i

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our clinical and regulatory development plans for serlopitant, including the timing of the commencement of, and receipt of results from, our ongoing Phase 2 and planned Phase 3 clinical trials and the timing of our submission of an NDA to the FDA for serlopitant;
•our expectations regarding the potential market size and size of the potential patient populations for serlopitant, if approved or cleared for commercial use;
•the timing of commencement of future non-clinical studies and clinical trials;
•our ability to successfully complete clinical trials;
•our intentions and our ability to establish collaborations or obtain additional funding;
•our use of net proceeds from our initial public offering;
•the timing or likelihood of regulatory filings and approvals or clearances for our product candidates;
•our commercialization, marketing and manufacturing capabilities ad expectations;
•our intentions with respect to the commercialization of serlopitant or any other candidates;
•the pricing and reimbursement of serlopitant, if approved;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•our ability to attract and retain key scientific or management personnel;
•the impact of laws and regulations;
•our financial performance; and
•developments and projections relating to our competitors and our industry, including competing drugs and therapies.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

1. Business.
Overview
We are a late‑stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus, or itch, associated with dermatologic conditions such as atopic dermatitis, psoriasis and prurigo nodularis. There are currently no therapies approved in the United States that are primarily intended to reduce the pruritus associated with these conditions. We are concurrently evaluating the use of serlopitant for the treatment of refractory chronic cough, a cough that persists for greater than eight weeks despite treatment of any identified underlying cause. There are currently no drugs specifically approved for refractory chronic cough in the United States. These indications each represent a significant patient need. We believe that serlopitant, a highly selective, once‑daily, oral small molecule inhibitor of the neurokinin 1 receptor, or NK1‑R, has the potential to significantly alleviate pruritus and refractory chronic cough symptoms.
We have initiated a broad clinical development program for serlopitant as a once‑daily oral tablet treatment for pruritus associated with multiple underlying chronic dermatologic conditions and for the treatment of refractory chronic cough. We expect data from our ongoing Phase 2 clinical trial in pruritus associated with atopic dermatitis in April 2018, from our ongoing Phase 2 clinical trial in refractory chronic cough in the fourth quarter of 2018 and from our ongoing Phase 2 clinical trial in pruritus associated with psoriasis by late 2018 or early 2019. We plan to initiate two Phase 3 clinical trials in pruritus associated with prurigo nodularis in the second quarter of 2018, with results expected in the first half of 2020. If these and future clinical trials are successful, we could potentially submit a New Drug Application, or NDA, for up to three indications in 2020: pruritus associated with atopic dermatitis, psoriasis and prurigo nodularis.
We have completed two double‑blind Phase 2 clinical trials in over 380 patients with pruritus and observed clinically relevant and statistically significant improvements in pruritus in patients treated with serlopitant compared to patients treated with placebo. The first Phase 2 clinical trial, conducted in 257 patients with chronic pruritus, met its primary and multiple secondary efficacy endpoints of pruritus reduction for patients treated at our two highest doses (5 mg and 1 mg daily) compared with those receiving placebo. The second Phase 2 clinical trial, conducted in 127 patients with prurigo nodularis, a severely pruritic skin condition with lesions, also met its primary and multiple secondary efficacy endpoints demonstrating significant pruritus reduction. Serlopitant has been dosed in more than 1,000 individuals and has been shown to be well tolerated, including when administered to patients in a clinical trial for up to one year.
More than 35 million patients in the United States are affected by atopic dermatitis, psoriasis, or prurigo nodularis. Pruritus is the primary complaint among such patients, often significantly impacting their quality of life. Current therapies, however, do not adequately control pruritus in many of these patients. Accordingly, there is a significant opportunity for a once‑daily oral tablet therapy for pruritus associated with these disease conditions. We believe that serlopitant, if approved, may be adopted by physicians as an oral anti‑pruritic therapy either as an adjunct to topical or systemic treatments or as a monotherapy in patients for whom management of pruritus is the primary patient need.
More than 10 million patients in the United States suffer from refractory chronic cough, for which no drugs have been specifically approved in the United States. Many patients report that their condition is frequently disabling and has a marked effect on their quality of life. Similar to pruritus, treatment options for refractory chronic cough are limited and may have inadequate benefit for many patients.
We have exclusive, royalty‑free development and commercialization rights to serlopitant in all markets other than Japan, where we have licensed serlopitant to Japan Tobbacco Inc. and Torii Pharmaceutical Co. Ltd, together referred to as JT Torii, for development and commercialization. In the United States, serlopitant has composition of matter patent protection into 2025, which may be extended for up to five years, issued methods of use patent protection for pruritus applications into 2033, and a filed patent application for use in cough.
Members of our management team have extensive experience in product development, having held drug development, commercial and leadership roles at numerous biopharmaceutical and dermatology products companies, including Genentech/Roche, Gilead Sciences, Millennium Pharmaceuticals (acquired by Takeda), Relypsa (acquired by Galenica), Anacor Pharmaceuticals (acquired by Pfizer), Medicis Pharmaceutical (acquired by Valeant), Connetics Corporation (acquired by Stiefel, now a division of GSK), BioForm Medical (acquired by Merz) and Merz Aesthetics. At their prior companies, our management team members have been involved in product development or commercialization of many successful dermatology products.
Our Strategy
Our goal is to become a fully integrated biopharmaceutical company focused on the development and commercialization of serlopitant. The key elements of our strategy are to:

▪
Obtain regulatory approval for serlopitant for the treatment of pruritus associated with multiple highly pruritic dermatologic conditions. We plan to focus on the near term development and potential regulatory approval and commercialization of serlopitant for the treatment of pruritus associated with multiple dermatologic conditions. Following our discussions with the U.S. Food and Drug Administration, or FDA, and European regulatory agencies, we are advancing into Phase 3 clinical trials for the treatment of pruritus associated with prurigo nodularis. We have also commenced Phase 2 clinical trials for the treatment of pruritus associated with atopic dermatitis and psoriasis. If the results of these trials are promising, we intend to rapidly advance into Phase 3 clinical trials, for these indications, with the goal of seeking regulatory approval in the United States and Europe.

▪
Build a specialty sales organization to commercialize and market serlopitant in the United States, if approved. If approved by the FDA for pruritus associated with our target dermatologic conditions, we intend to commercialize serlopitant by developing our own sales organization targeting a subset of the 10,000 to 12,000 dermatologists in the United States. If approved for pruritus associated with atopic dermatitis, we anticipate that we may need to expand this sales organization to reach high prescribing pediatricians and primary care physicians. Outside the United States, we intend to establish commercialization strategies for serlopitant as we approach possible commercial approval in each market, which may include collaborations with other companies.

▪
Develop serlopitant to treat refractory chronic cough. We believe that the mechanistic overlap of the NK1‑R pathway in the pathology of pruritus and cough supports the development of serlopitant as a potentially efficacious therapy for patients suffering from refractory chronic cough. Our program builds upon data from several proof of concept studies with other NK1‑R antagonists. We are evaluating the efficacy and safety of serlopitant in our ongoing Phase 2 clinical trial for refractory chronic cough.

▪
Leverage our development and commercial infrastructure to expand our pipeline over time.  We may elect in the future to pursue additional indications for serlopitant or in‑license or acquire drug candidates or commercial products that leverage our development or commercial capabilities.

Our Serlopitant Development Programs
We are developing serlopitant for the treatment of pruritus associated with atopic dermatitis, psoriasis and prurigo nodularis. We are concurrently evaluating the use of serlopitant for the treatment of refractory chronic cough. Our development pipeline is summarized in the figure below:
Our collaborator in Japan, JT Torii, is also conducting a clinical development program for serlopitant in pruritus indications and is conducting a Phase 2 clinical trial.
Clinical Need in Pruritus and Cough
Chronic Pruritus Overview
Chronic pruritus, defined as itching lasting longer than six weeks, can be as burdensome as chronic pain in negatively impacting a patient’s quality of life. The urge to scratch can be unbearable, and the act of scratching can remove layers of skin and break the skin barrier leading to bleeding, scarring and greatly increasing the risk of infection. Similar to chronic pain, severe chronic pruritus causes a number of physical and psychological issues that substantially impact patients’ day‑to‑day well‑being. Pruritus can lead to trouble sleeping, resulting in loss of work productivity and increased anxiety and depression as patients struggle to maintain self‑control.
Chronic pruritus is a hallmark of many dermatologic and systemic diseases, such as atopic dermatitis, psoriasis and prurigo nodularis, and is the predominant reason that patients with these diseases experience so much discomfort. In a recent report published in the Journal of the American Academy of Dermatology, up to 26% of the worldwide population suffers from chronic pruritus at some point in their lives.
Despite its prevalence, chronic pruritus is not well addressed by current therapies. Skin diseases such as atopic dermatitis, psoriasis and prurigo nodularis are commonly treated with a multi‑prong therapeutic approach. Skin barrier restoration and maintenance through application of topical moisturizers and treatment of skin lesions locally through the use of topical corticosteroids or other topical anti‑inflammatory agents are the predominant first‑line therapies for many pruritic skin diseases. Phototherapy and systemic immunomodulators including biologics are frequently used for more severe disease. These therapies may reduce pruritus to some degree in addition to their effects on skin health and inflammation. Yet many patients with atopic dermatitis, psoriasis, or prurigo nodularis still report high levels of pruritus despite active topical or systemic therapy. This significant medical need is reflected by the widespread use of therapies intended to address pruritus specifically, such as oral antihistamines, despite evidence demonstrating their relative lack of efficacy, as well as concerns regarding their safety and tolerability, such as sedative effects of antihistamines.
The itch‑scratch cycle can also undermine progress in treating skin lesions if pruritus is not addressed adequately. In any skin disease, but especially in atopic dermatitis, repeated itching and scratching can lead to secondary cutaneous infections. In psoriasis patients, scratching can lead to the development of new psoriatic lesions. Similarly, prurigo nodularis is characterized by excoriations, crusting and sometimes ulceration of lesions due to the incessant scratching provoked by chronic pruritus. We believe that the pruritus associated with multiple distinct diseases, such as atopic dermatitis, psoriasis and prurigo nodularis, involves activation of a common neuronal pathway for itch signaling, enabling a drug that is effective in reducing pruritus associated with one disease to have efficacy in reducing pruritus in others.
Atopic Dermatitis Overview
There are an estimated 26 million people in the United States who have atopic dermatitis, a chronic, inflammatory skin disease that is most commonly first diagnosed in childhood. Atopic dermatitis is characterized by skin barrier disruption and immune dysregulation. Patients with atopic dermatitis may have chronically inflamed skin lesions and often have persistent pruritus. Physicians and patients report pruritus as the primary patient complaint associated with this disease.
Of the total population of atopic dermatitis patients in the United States, an estimated 37% of those are actually diagnosed with the disease, and of those diagnosed, an estimated 45‑50% of these patients are actively being treated by a physician. Creams and ointments and topical corticosteroids or other topical or systemic anti‑inflammatory agents are routinely used to manage skin health and to reduce skin inflammation in patients with atopic dermatitis. In our market research, dermatologists report that up to 30% of the patients they treat for atopic dermatitis have inadequately controlled pruritus.
Psoriasis Overview
According to the World Health Organization, psoriasis, a common chronic autoimmune disorder of the skin, causing redness, irritation and scaly lesions, affects up to five percent of the world’s population. Approximately 12 million people in the United States have psoriasis; of these, an estimated 7.5 million have been diagnosed with the skin disease and an estimated 50‑60% of diagnosed patients are actively being treated. Of those patients in active treatment, an estimated 50-60% of these patients have moderate to severe pruritus. In a recent survey of 5,604 psoriasis patients, over 90% reported pruritus as a significantly bothersome symptom. The severity of the pruritus in psoriasis patients does not always correlate with the severity and number of skin lesions, suggesting that pruritus and skin inflammatory disease may be somewhat independent of each other in patients with psoriasis.
Mild to moderate psoriasis is typically treated with topical therapies such as corticosteroids or vitamin D analogs. Moderate to severe psoriasis may be treated with topical therapies, systemic immunosuppressive or immunomodulatory drugs, or phototherapy. While all of these therapies can help reduce the skin irritation and plaques in patients with psoriasis, and may also reduce pruritus to some degree, they may not adequately resolve the pruritus associated with psoriasis.
Prurigo Nodularis Overview
We estimate that there are approximately 350,000 people with prurigo nodularis in the United States. Prurigo nodularis is a chronic skin disorder affecting primarily older adults and is characterized by multiple, firm, itchy nodules typically found on a patient’s arms, legs and trunk. Prurigo nodularis results from a vicious cycle of repeated itching and scratching leading to formation of raised, inflamed skin nodules that can develop sores or become hard and crusty. The itching sensation in prurigo nodularis is extreme and often leads to scratching to the point of bleeding or pain. Prurigo nodularis may be associated with a variety of dermatologic and systemic diseases such as atopic dermatitis, psoriasis, diabetes, chronic renal failure and HIV infection.
No treatment for prurigo nodularis has been approved in the United States or Europe. A high priority in any treatment for prurigo nodularis is to identify and address any underlying cause of itching. However, specific trigger factors for the development of prurigo nodularis in an individual patient may be difficult to identify. Treatment of prurigo nodularis typically involves a multifaceted approach to treat the lesions and reduce itch. Therapies may include corticosteroids and other immunosuppressive or anti‑inflammatory treatments, phototherapy and agents such as gabapentin and Lyrica (pregabalin). Prurigo nodularis is often treatment resistant with high recurrence rates.
Refractory Chronic Cough Overview
Cough is a symptom of many underlying conditions such as respiratory infections, inflammatory conditions such as asthma, irritants such as smoke, and diseases that limit lung function. While cough from acute conditions usually resolves, it has been estimated that over 10% of adults have, or have had, chronic cough, a cough that persists for greater than eight weeks, at some point in their lives. The most prevalent underlying conditions associated with chronic cough are asthma, gastroesophageal reflux disease, or upper respiratory infections. Approximately 40% of patients with chronic cough are diagnosed with refractory chronic cough, a chronic cough that persists despite treatment of any identified underlying cause.
Current treatment options for refractory chronic cough have demonstrated limited efficacy. The two most common antitussive drugs are codeine and dextromethorphan, neither of which appears to be efficacious in recently conducted trials. Furthermore, concerns about the safety and abuse liability of narcotics such as codeine have restricted their use.
Our Solution: Serlopitant
We are developing serlopitant, a small molecule, highly selective NK1‑R antagonist, as a once‑daily oral tablet therapy to reduce pruritus in patients with atopic dermatitis, psoriasis or prurigo nodularis, and to reduce cough frequency in patients with refractory chronic cough. We believe serlopitant has the potential to be a safe and efficacious treatment for pruritus and/or cough based on the following:

▪
Two multicenter randomized Phase 2 clinical trials have demonstrated a statistically significant reduction of pruritus.  Both of our completed double‑blind Phase 2 clinical trials met their primary efficacy analyses and multiple secondary efficacy endpoints, demonstrating greater reduction of pruritus in patients treated with serlopitant compared with the patients treated with placebo. In addition, several proof‑of‑concept preclinical studies and clinical trials with other NK1‑R antagonists have shown the benefit of NK1‑R inhibition in pruritus and cough.

▪
Serlopitant has been dosed in more than 1,000 individuals and has been shown to be well-tolerated, including when administered to patients in a clinical trial for up to one year. Serlopitant has been studied in multiple completed Phase 1 and Phase 2 clinical trials, including the two Phase 2 clinical trials conducted by us for pruritus and two Phase 2 clinical trials conducted by Merck for other indications. In several of these clinical trials, much higher doses than our current target therapeutic dose have been used (in one study 50 mg was used for up to 28 days), and approximately 40 patients have been treated for up to one year at a dose comparable to our target therapeutic dose.  We believe this safety experience supports development of serlopitant for chronic dosing.

▪
Serlopitant, if approved, could fit easily into the current treatment regimen for our target indications.  Serlopitant, if approved, would be a once‑daily oral tablet therapy and could be used as an adjunct to standard of care topical or systemic treatments for pruritic dermatologic conditions. The drug interaction profile of serlopitant supports its use with a wide range of standard of care therapies, and the simple once‑daily oral dosing regimen can be added to current therapy to manage pruritus. Serlopitant may also be used as a monotherapy for patients for whom management of the pruritus or refractory chronic cough symptoms is the primary patient need.

Background on Substance P and NK1-R
Serlopitant is a small molecule, highly selective NK1‑R antagonist. Two critical mediators of the urge to scratch and the urge to cough are Substance P, or SP, and its receptor, the neurokinin‑1 receptor, or NK1‑R. SP is a naturally occurring peptide in the tachykinin neuropeptide family. Tachykinins have a broad range of functions in the nervous and immune systems. SP binding of NK1‑R has been shown to be a key mediator of sensory nerve signaling, including the itch‑scratch reflex, the cough reflex and the vomiting reflex. Accordingly, the biological bases of our pruritus and cough programs are similar and have been shown to involve SP and NK1‑R in the signaling process. The following figure illustrates the role of NK1‑R in itch and cough signaling:

1
The Skin and Trachea
The area where the itch and cough stimuli begin
2
The Synapse at the Spinal or Brainstem Level
NK1 receptors play a key role in the neurotransmission of key itch and cough signals
3
The Brain
Itch and cough signals spread to multiple areas of the brain, including the sensory and motor cortex
COUGH
Vagal Fibers
Smooth Muscle
SP
Immune Cell
Epithelium
Nodose Ganglion
Jugular Ganglion
Cough Sensory Receptors
nTS
Second Order Neuron
Sensory Neuron / Pruriceptor
efferent terminal
SP
NK1-R
afferent terminal
Second Order Neuron
ITCH
SP and other Pruritogens
Immune Cell
Keratinocytes
Dorsal Horn of the Spine
Second Order Neuron
Dorsal Root Ganglion
Pruriceptor

SP administration and NK1‑R inhibition have been validated in multiple animal models of human disease, which indicate potential therapeutic development paths in pruritus, cough and vomiting. Based upon the animal models of vomiting, NK1‑R antagonists have been successfully developed and commercialized as treatments for chemotherapy induced nausea and vomiting. In pruritus animal studies, SP injection can stimulate scratching and NK1‑R inhibition can stop scratching. Similarly, a study of canine cough has demonstrated that an NK1‑R antagonist can reduce cough frequency.
Proof of concept trials have been conducted in patients with pruritus with Emend (aprepitant), a commercially available NK1‑R antagonist. In an open label pruritus trial published in 2010, 20 patients with chronic pruritus refractory to other therapies were treated with aprepitant and 80% of these patients had significant alleviation of their pruritus after one week of treatment. Subsequent reports of aprepitant in other indications associated with pruritus such as prurigo nodularis, cutaneous T‑cell lymphoma and drug‑induced pruritus have also suggested efficacy at reducing pruritus associated with these disease conditions.  Recently published or presented case studies and small proof of concept trials in patients with chronic cough have demonstrated the ability of NK1‑R antagonists to reduce cough frequency.
Our work builds upon the successful demonstration of activity in animal models and human proof of concept studies in pruritus and cough. We have leveraged the experience with NK1‑R antagonists to advance serlopitant quickly into Phase 2 studies in indications that present a significant opportunity and a strong basis for use of NK1‑R antagonism.  Serlopitant has been designed to overcome many of the limitations of previous generation NK1‑R antagonists, such as aprepitant. Aprepitant is only approved for short term use associated with chemotherapy‑induced nausea and vomiting. Compared to aprepitant, serlopitant has a longer half‑life, fewer potential drug‑drug interactions, a more linear pharmacokinetic profile and was well tolerated when administered to patients in a clinical trial for up to one year.
Serlopitant Clinical Trials
We are conducting a clinical development program in patients with pruritus associated with atopic dermatitis, psoriasis and prurigo nodularis, and in patients with refractory chronic cough. A Phase 2 clinical trial in pruritus associated with atopic dermatitis (484 patients) has completed enrollment with results expected in April 2018.

Phase 2 clinical trials in refractory chronic cough (170 patients) and pruritus associated with psoriasis (200 patients) are underway with results expected in the fourth quarter of 2018 and in late 2018 or early 2019, respectively. In the second quarter of 2018, we plan to initiate our Phase 3 clinical trials in pruritus associated with prurigo nodularis.
Chronic Pruritus Completed Phase 2 Clinical Trial
Trial Design
We completed a Phase 2 clinical trial in December 2014 to evaluate the safety and efficacy of serlopitant in patients with chronic pruritus. The study was a multicenter, randomized, double‑blind, placebo‑controlled trial in 257 adult patients (18 to 65 years of age) with pruritus for more than six weeks that were non‑responsive or inadequately responsive to topical steroids or antihistamines, and who had a baseline visual analog scale, or VAS of at least 70 mm. To report itch severity on the VAS, patients place a mark on a 100 mm line corresponding to the degree of severity of their pruritus. The distance from the origin of the line is measured to indicate pruritus severity, where 0 mm represents no itch and 100 mm represents the worst itch imaginable.
Patients underwent a screening period of up to two weeks. Eligible patients were randomized to one of four treatment groups (placebo or serlopitant 0.25 mg, 1 mg or 5 mg tablets), and began a six‑week treatment period, followed by a four‑week follow‑up period. At baseline, patients received a loading dose of three tablets. Thereafter, patients took one tablet every day at bedtime for six weeks. A total of 257 patients were randomized into one of the four groups (64 received a placebo, 64 received 0.25 mg serlopitant, 65 received 1 mg serlopitant and 64 received 5 mg serlopitant). The mean age was 43.7 years, and 60.7% of the patients were female. Demographics were generally balanced across treatment groups.
The primary efficacy analysis compared the percent change from baseline in itch VAS score in each serlopitant treatment group with the placebo group. An important secondary efficacy endpoint was percent change from baseline in itch on the Numeric Rating Scale, or NRS, an 11‑point scale ranging from 0 (no itch) to 10 (worst itch imaginable). Other secondary efficacy endpoints included assessments of sleep and quality of life.
Efficacy Results
The study met its primary and multiple secondary efficacy endpoints of pruritus reduction for patients treated at our two highest doses (5 mg and 1 mg daily). At week six, for the primary efficacy analysis, the serlopitant 5 mg group and serlopitant 1 mg group showed an improvement in pruritus of 42.5% and 41.4% from baseline, respectively, measured by the itch VAS. Each represents a statistically greater improvement compared with the placebo group improvement of 28.3% (5 mg, p = 0.013; 1 mg, p = 0.022). P‑value is a conventional statistical method for measuring the statistical significance of clinical results. A p‑value of less than 0.05 is generally considered to represent statistical significance, meaning that there is a less than five percent likelihood that the observed results occurred by chance.

The figure below shows the weekly itch VAS percentage change from baseline assessment for all four groups in this chronic pruritus Phase 2 clinical trial:

VAS Percent Change from Baseline (%)
0
-5
-10
-15
-20
-25
-30
-35
-40
-45
-50
Treatment Week
0
1
2
3
4
5
6
Placebo
0.25 mg
1 mg
5 mg
-28.3%
-34.1%
-41.4%
-42.5%
*p value ≤ 0.05
bars show standard error

Serlopitant at 5 mg and 1 mg also demonstrated superior efficacy over placebo for the secondary efficacy endpoint of percent change from baseline in itch NRS. At week six, the serlopitant 5 mg group and serlopitant 1 mg group showed an improvement in pruritus of 39.0% and 39.4% from baseline, respectively, measured by the itch NRS score. Each represents a statistically greater improvement compared with the placebo group improvement of 28.7% (5 mg, p = 0.038; 1 mg, p = 0.031).
After the completion of the trial, we conducted additional (post‑hoc) analyses to look at patients with at least 40 mm of improvement on the itch VAS or a 4‑point improvement on itch NRS scores. These analyses were conducted to help us plan and power future clinical trials based upon our interactions with the FDA. In this analysis of itch VAS responders, 52.8% of patients receiving 5 mg serlopitant had at least a 40 mm improvement in itch VAS compared with 25.9% of patients in the placebo group showing similar improvement (p=0.004). 46.2% of patients receiving 5 mg serlopitant had at least a 4‑point improvement on the itch NRS as compared to 22.6% of patients in the placebo group (p = 0.011).

The following table summarizes VAS and NRS efficacy outcomes at week six in the chronic itch Phase 2 clinical trial:

Endpoint	Placebo	Serlopitant 0.25 mg		Serlopitant 1 mg		Serlopitant 5 mg
			p‑value*		p-value*		p-value*

Mean Percent Change from Baseline Analyses

VAS % change	-28.3%	-34.1%	p = 0.309	-41.4%	p = 0.022	-42.5%	p = 0.013
NRS % change	-28.7%	-35.8%	p = 0.153	-39.4%	p = 0.031	-39.0%	p = 0.038

Responder Rate Analyses

VAS ≥ 40mm responder rate	25.9%	42.6%	p = 0.068	38.2%	p = 0.171	52.8%	p = 0.004
NRS ≥ 4-point responder rate	22.6%	38.5%	p = 0.078	32.7%	p = 0.242	46.2%	p = 0.011

*	All p-values compare treatment group versus placebo group.
Safety Results
Serlopitant was well tolerated in this study. No serious adverse events, or SAEs, were assessed as definitely, probably, or possibly related to serlopitant. The most common treatment emergent adverse event, or TEAEs, in the serlopitant groups were diarrhea (6.2%, 1 mg group), upper respiratory tract infection (4.7%, 0.25 mg group), somnolence (4.7%, 5 mg group), nasopharyngitis (4.6%, 1 mg group), headache (4.6%, 1 mg group), urinary tract infection (3.1%, 5 mg group), dry mouth (3.1%, 1 mg group), nausea (3.1%, 1 mg group), arthralgia (3.1%, 0.25 mg group), musculoskeletal pain (3.1%, 1 mg group), and pruritus (3.1%, 0.25 and 1 mg groups). The most common TEAEs in the placebo group were headache (6.3%), nasopharyngitis (3.2%), upper respiratory tract infection (3.2%), urinary tract infection (3.2%) and asthma (3.2%).
Prurigo Nodularis Completed Phase 2 Clinical Trial
Trial Design
We completed a Phase 2 clinical trial in June 2016 to evaluate the safety and efficacy of serlopitant in patients with prurigo nodularis. The study was a multicenter, randomized, double‑blind, placebo‑controlled study in 127 adult patients (18 to 80 years of age) who had prurigo nodularis for more than six weeks, whose pruritus was nonresponsive or inadequately responsive to topical steroids or antihistamine and who had a baseline VAS pruritus score of at least 70 mm.
Patients underwent a screening period of up to four weeks. Eligible patients were randomized to either the serlopitant 5 mg group or the placebo group, and began an eight‑week treatment period, followed by a two‑week follow‑up period. At baseline, patients received a loading dose of three tablets. Thereafter, patients took one tablet every day at bedtime for eight weeks. A total of 127 randomized patients received study drug in one of the two arms (63 received placebo, 64 received 5 mg serlopitant). The mean age was 57.6 years, and 52.8% of the patients were female. Demographics were generally balanced across the two treatment arms.
The primary efficacy analysis was the change in average itch VAS from baseline in patients in the serlopitant treatment group compared with placebo. The week four and eight tests were considered primary; hence, there were two primary comparisons, one for each visit. Secondary efficacy analyses included additional itch assessments such as the worst itch VAS and average and worst itch NRS, quality of life measures and assessments of prurigo nodularis lesion severity. Safety endpoints included TEAEs, laboratory values, vital signs and electrocardiogram findings.
Efficacy Results
The study met its primary and multiple secondary efficacy endpoints of pruritus reduction in patients in the serlopitant treatment group compared with placebo. For the primary efficacy analysis defined as change from baseline in average itch VAS at weeks four and eight, a serlopitant dose of 5 mg given once a day led to a superior change from baseline in average itch VAS than placebo. At week four, the serlopitant 5 mg group showed a 25 mm improvement from baseline in average itch VAS compared to a 15 mm improvement from baseline in the placebo group (p = 0.025), and at week eight, the serlopitant 5 mg group showed an improvement of 36 mm from baseline in average itch VAS compared with an improvement of 19 mm for the placebo group (p = 0.001). Patients receiving 5 mg serlopitant had a statistically significant reduction in the average itch VAS score for pruritus compared to the placebo group at every measured time point.
The figure below shows comparative reduction in pruritus between the serlopitant treatment group and the placebo group in this Phase 2 clinical trial of pruritus associated with prurigo nodularis:

Placebo
5 mg
-9mm
-15mm
-19mm
-18mm *
-25mm *
-36mm
*
*p value ≤ 0.05
bars show standard error
Average Itch VAS Change from Baseline (mm)
Treatment Week
0
-5
-10
-15
-20
-25
-30
-35
-40
0
2
4
6
8
10

The figure below shows the distribution of average itch VAS percentage change from baseline at week 8 using a cumulative distribution function, or CDF, which shows a continuous plot of the change from baseline on the X-axis and the percentage of patients experiencing that change on the Y-axis. The leftward shift of the curve for the serlopitant-treated patients indicates that these subjects were more likely than placebo-treated subjects to have any given degree of reduction in average VAS score.
Serlopitant also demonstrated superior efficacy over placebo in multiple additional predefined measures of itch VAS and NRS change from baseline. The chart below summarizes the VAS and NRS in this study. After the study was completed, we conducted post‑hoc analyses of responder rates using a responder definition of 40 mm VAS improvement or a 4‑point NRS improvement. These responder analyses were conducted for the purposes of planning our Phase 3 clinical trials and are consistent with the 4‑point improvement responder definition we have set as the primary efficacy analysis for our planned Phase 3 clinical trials in pruritus associated with prurigo nodularis.
The following table summarizes VAS and NRS efficacy outcomes at week eight in the prurigo nodularis Phase 2 clinical trial:

Endpoint	Placebo	Serlopitant 5 mg	Treatment Effect Difference (p-value)

Mean Change from Baseline Analyses

Average-itch VAS change from baseline	-19 mm	-36 mm	17 mm (p = 0.001)
Worst-itch VAS change from baseline	-20 mm	-36 mm	16 mm (p = 0.002)
Average-itch NRS change from baseline	-2.4 points	-3.7 points	1.4 points (p = 0.007)
Worst-itch NRS change from baseline	-2.3 points	-3.3 points	1.0 points (p = 0.056)

Responder Rate Analyses

Average-itch VAS ≥ 40 mm responder rate	25.0%	54.4%	29.4% (p = 0.002)
Worst-itch VAS ≥ 40 mm responder rate	17.4%	47.4%	30.0% (p = 0.001)
Average-itch NRS ≥ 4-point responder rate	28.2%	51.2%	23.0% (p = 0.034)
Worst-itch NRS ≥ 4-point responder rate	25.6%	46.5%	20.9% (p = 0.050)

Several additional measures of pruritus and prurigo nodularis severity recorded in the study as exploratory or secondary measures also indicated greater improvement in serlopitant-treated patients compared with the placebo-treated patients.
Safety Results
Serlopitant was well tolerated in this study. Two patients had SAEs that were assessed as possibly related to serlopitant (depression and dizziness/vertigo). The most common TEAEs in the serlopitant group were nasopharyngitis (17.2%), diarrhea (10.9%), fatigue (9.4%), dizziness (7.8%), headache (6.3%), peripheral edema (6.3%), pruritus (4.7%), hypertension (4.7%), vomiting (3.1%), bronchitis (3.1%) and cough (3.1%). The most common TEAEs in the placebo group were pruritus (11.1%), fatigue (6.3%), headache (6.3%), urinary tract infection (6.3%), diarrhea (4.8%), nasopharyngitis (3.2%), nausea (3.2%), upper abdominal pain (3.2%), asymptomatic bacteriuria (3.2%), bradycardia (3.2%), eczema (3.2%), insomnia (3.2%) and oral herpes (3.2%).
Prurigo Nodularis Planned Phase 3 Clinical Trials
We intend to initiate two multicenter, placebo‑controlled, double‑blind Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis in the second quarter of 2018. These trials are intended to evaluate if treatment with 5 mg serlopitant daily for eight weeks can reduce pruritus associated with prurigo nodularis compared with placebo. We expect to enroll 200 patients in each study and conduct one trial in the United States and one trial in Europe, with approximately 50 sites in each study. The trials will enroll patients with a worst‑itch NRS score, or WI‑NRS, of at least seven at screening. The primary efficacy analysis for both of these trials is a four‑point responder rate in the WI‑NRS at eight weeks. Secondary efficacy endpoints will include WI‑NRS at four weeks, change in WI‑NRS from baseline to day seven and day three, change in number of night time scratching events from baseline to week eight and changes in a measure of scratching behavior. Results from both trials are expected in the first half of 2020.
In parallel with the two Phase 3 efficacy and safety trials in prurigo nodularis, we have initiated an open label long‑term safety trial in which patients will receive treatment doses of 5 mg serlopitant for one year.
Atopic Dermatitis Ongoing Phase 2 Clinical Trial
In December 2016, we commenced a multicenter, placebo‑controlled double‑blind Phase 2 clinical trial of serlopitant for the treatment of pruritus associated with atopic dermatitis. The trial is being conducted at more than 50 sites in the United States and enrolled 484 patients age 13 or over who have a past or present diagnosis of atopic dermatitis, have pruritus for at least six weeks and a screening WI‑NRS pruritus score of at least seven. Patients were randomized into one of three arms: daily doses of 1 mg serlopitant, 5 mg serlopitant or placebo. The trial includes a six‑week treatment period and four‑week follow up period. This trial is intended to evaluate if treatment with either 5 mg or 1 mg serlopitant daily for six weeks can reduce pruritus associated with atopic dermatitis compared with placebo. The primary efficacy analysis will compare serlopitant versus placebo changes on WI‑NRS at week six. The trial is fully enrolled, and the patient treatment and follow-up periods have recently been completed. We expect data from this trial to be available in April of 2018.
Psoriasis Ongoing Phase 2 Clinical Trial
In October 2017, we commenced a multicenter, placebo‑controlled double‑blind Phase 2 clinical trial of serlopitant as a treatment for pruritus associated with psoriasis. This trial is being conducted at approximately 40 sites in the United States and is expected to enroll approximately 200 patients between the ages of 18 and 80 who have had plaque‑type psoriasis for at least 6 months, a maximum psoriasis body surface area of 10% have pruritus for at least four weeks and a screening WI‑NRS pruritus score of at least seven. The trial includes an eight‑week treatment period and two‑week follow up period. This trial is intended to evaluate if treatment with 5 mg serlopitant daily for eight weeks can reduce pruritus associated with psoriasis as compared with placebo. The primary efficacy analysis will compare serlopitant versus placebo changes on WI‑NRS at week eight. We enrolled the first patients in the trial in November 2017 and we expect data from this trial to be available in late 2018 or early 2019.
Cough Ongoing Phase 2 Clinical Trial
In October 2017, we commenced a multicenter, placebo‑controlled double‑blind Phase 2 clinical trial of serlopitant in patients with refractory chronic cough. This trial is being conducted at approximately 40 sites in the United States and the United Kingdom and is expected to enroll approximately 170 patients between the ages of 18 and 80 who have had treatment refractory chronic cough or unexplained cough for at least one year. This trial includes a twelve‑week treatment period and four‑week follow‑up period. This trial is intended to evaluate if treatment with 5 mg serlopitant daily for 12 weeks can reduce cough frequency in patients with refractory chronic cough as compared with placebo. We enrolled the first patients in the trial in October 2017, and we expect data from this trial to be available in the fourth quarter of 2018.
Other Clinical Studies
In addition to our efficacy and safety studies noted above, we have in the past and will in the future conduct additional studies required for regulatory review of serlopitant. These include pharmacokinetics studies, safety studies, and other studies as needed to support our applications for regulatory approval in the United States and Europe.
An investigator at Stanford University has recently completed an independent investigator-sponsored 14-patient exploratory study of serlopitant as a treatment to reduce pruritus associated with Epidermolysis Bullosa, or EB, a rare, severe skin condition occurring primarily in children and young adults. We expect the EB study results to be presented at a scientific conference in the second quarter of 2018.
Safety
Serlopitant has been dosed in more than 1,000 individuals across multiple completed Phase 1 and Phase 2 clinical trials. Single doses up to 400 mg and doses up to 50 mg a day for four weeks have been administered. Doses of 4 mg (in a liquid filled capsule, which provides comparable exposure to our current 5 mg tablet) a day for up to one year have been administered. The safety profile to date indicates that serlopitant is well tolerated. Across all completed Phase 2 studies, including the trials conducted by Merck, no SAEs to date have been assessed as probably or definitely related to serlopitant, and only four patients have experienced SAEs that were assessed as possibly related to serlopitant. The most commonly reported treatment‑emergent adverse events across all completed Phase 2 studies were nasopharyngitis (6.4%, as compared to 3.8% for patients treated with placebo), urinary tract infection (6.0%, as compared to 3.1% for patients treated with placebo), diarrhea (6.0%, as compared to 5.0% for patients treated with placebo) and headache (5.6%, as compared to 7.5% for patients treated with placebo).
The non-clinical safety profile of serlopitant has been well characterized. The safety of serlopitant was evaluated in genetic toxicity, acute toxicity, repeated dose oral toxicity studies up to nine months in duration, two‑year oral carcinogenicity studies, developmental toxicity studies, fertility and reproduction studies and local tolerability (dermal and ocular) studies.  Serlopitant was neither mutagenic nor genotoxic in in vitro and in vivo assays. Additional non‑clinical studies are planned to support NDA submission and pediatric development, including a pre and post‑natal development study and a juvenile toxicology study.
Regulatory Pathway
We have completed an end‑of‑Phase 2 review process with the FDA for pruritus associated with prurigo nodularis and have presented the FDA with the design, the target population, key endpoint measures, and other clinical trial design elements of our planned Phase 3 clinical trials in pruritus associated with prurigo nodularis. We have also completed a CMC end‑of‑Phase 2 review with the FDA, which provided clear guidance on the work remaining to support the CMC information to be presented in the NDA, all of which is consistent with our ongoing and planned activities.
Scientific advice meetings have been completed with regulatory authorities in three European countries and such meetings have provided clear guidance with respect to the regulatory path supporting submission of an MAA for pruritus associated with prurigo nodularis and our broader pruritus program.
We anticipate that development of serlopitant for use in pediatric patients will be a required element of our development program for some of our target indications. We are developing a pediatric plan for review with regulatory authorities in Europe and the United States.
Prior to the start of our Phase 2 study in pruritus associated with atopic dermatitis, we discussed this trial design with the FDA and received confirmation that we can pursue such a pruritus indication with helpful feedback regarding primary efficacy analysis considerations, statistical considerations and other key elements of the development program for pruritus associated with atopic dermatitis.
From the multiple discussions we have had with the FDA and the European regulatory authorities, we believe that our serlopitant development program can be directed to the specific indications of pruritus associated with each of atopic dermatitis, psoriasis, and prurigo nodularis. If our ongoing and future clinical trials are successful, we could potentially submit an NDA for pruritus associated with up to three indications in 2020: pruritus associated with atopic dermatitis, psoriasis, and prurigo nodularis.
We have received clearance from the FDA of an investigational new drug application (“IND”) to conduct our Phase 2 clinical trial in refractory chronic cough. We enrolled the first patient in the clinical trial in October 2017.
Competition
The biopharmaceutical industry is intensely competitive and is subject to rapid and significant change. We face competition from other pharmaceutical and biotechnology companies, research institutions and other organizations. We consider our primary competitors to be those companies that are developing drugs specifically to treat pruritus associated with a variety of underlying dermatologic or systemic conditions, companies that are developing drugs specifically to treat chronic cough, companies that are developing and marketing other NK1‑R antagonists for pruritus or other conditions, that, when approved, could be used off‑label to treat pruritus or cough, and companies that currently market or are developing treatments intended directly to treat the underlying disease condition in atopic dermatitis, psoriasis, or prurigo nodularis that have also been shown to have anti‑pruritic effects.
We are aware of other companies targeting pruritus or chronic cough as the primary outcome measure in clinical studies of drugs. There are multiple companies developing products at varying stages of development specifically intended to treat pruritus including: Vanda Pharmaceuticals, Trevi Therapeutics, Galderma, Sienna Biopharmaceuticals, Tioga, Nerre Therapeutics, Opko Health and Cara Therapeutics. In addition, Merck, GlaxoSmithKline and Nerre Therapeutics are developing therapeutic treatments for chronic cough. Of these companies, Vanda, Opko and Nerre are developing NK1‑R antagonists for indications that may compete directly with serlopitant. Other companies, including Tesaro and Merck, are also marketing or developing NK1‑R antagonists for other indications and could compete with serlopitant.
License and Collaboration Agreements
JT Torii Agreements
In August 2016, we entered into an exclusive royalty‑bearing license and collaboration agreement with JT Torii, for the development and commercialization of products containing serlopitant in Japan for the treatment of diseases and conditions other than nausea and vomiting. JT Torii currently markets Remitch in Japan for pruritus in patients on dialysis. Under our agreement, we received an upfront, non‑refundable payment of $11.0 million. In addition, we are entitled to receive aggregate payments of up to $28.0 million upon the achievement of specified development and regulatory milestones, and $15.0 million upon the achievement of a commercial milestone, as well as tiered royalties from the mid-single digits up to the mid-teens on sales of licensed products in Japan. We are primarily responsible for prosecuting, maintaining and enforcing licensed patent rights in Japan. The agreement contains customary representations, warranties, and indemnities, and terminates on a product‑by‑product basis upon the later of the last to expire patent covering a licensed product under the agreement or 10 years after the first commercial sale of such product, after which the licenses granted with respect to such product become perpetual, irrevocable and non‑exclusive. The currently issued patents covering a licensed product under the agreement is expected to expire in 2025. Currently issued patents are expected to expire between 2034 and 2038. JT Torii may terminate the agreement without cause at any time upon advance written notice to us. We may terminate the agreement if JT Torii or its affiliates challenges the validity, enforceability, or scope of any licensed patents anywhere in the world. Either party may terminate the Collaboration Agreement for the other party’s material breach or for certain bankruptcy or insolvency related events. We have also entered into a Supply Agreement and a Services Agreement with JT Torii pursuant to which they reimburse us for certain supplies, services and expenses.

In September 2017, we entered into a services agreement with JT Torii to provide research and development services, including regulatory, chemistry and manufacturing support and related materials. We have no obligation to provide services unless requested by JT Torii and agreed to by us. We are eligible to receive reimbursement of estimated costs incurred and payment for research services performed directly by us at agreed upon rates. The services agreement terminates upon the termination of the Collaboration Agreement or by mutual agreement of the parties.
Merck License
In December 2012, we entered into a license agreement with Merck for exclusive worldwide royalty‑free rights for the development and commercialization of serlopitant and two other NK1‑R antagonists in all human diseases, disorders or conditions, except for the treatment or prevention of nausea or vomiting. We paid Merck an upfront licensing fee of $1.0 million and issued to Merck an aggregate of 1,243,168 shares of our common stock. In addition, we have agreed to make aggregate payments of up to $25.0 million upon the achievement of specified development and regulatory milestones for serlopitant. Furthermore, if we choose to pursue the development of any other products pursuant to this agreement, we may owe up to an aggregate of $50.0 million of additional payments upon the achievement of specified development and regulatory milestones. In the near term, upon dosing our first patient in our Phase 3 clinical trial for serlopitant for the treatment of pruritus associated with prurigo nodularis, we will be obligated to make a milestone payment of $3.0 million to Merck. We are responsible for the prosecution and enforcement of patents licensed under the agreement. The agreement contains customary representations, warranties, and indemnities, and terminates on the date of achievement of all of milestones set forth in the agreement, after which our licenses become fully paid and perpetual. Each party may also terminate the agreement for material breach by the other party or for certain bankruptcy or insolvency related events, and we may terminate the agreement without cause at any time upon advance written notice to Merck.
Manufacturing
We currently contract with third parties for the manufacture of serlopitant drug substance and drug product for clinical trials and intend to continue doing so in the future. We require all of our contract manufacturing organizations, or CMOs, to conduct manufacturing activities in compliance with current good manufacturing practice, or cGMP, requirements. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight over our CMOs. We rely solely on these third‑party manufacturers for scale‑up and process development work and to produce sufficient quantities of serlopitant for use in clinical and non-clinical studies. We currently have development contracts and quality agreements with two CMOs for the manufacturing of serlopitant drug substance and drug product. We anticipate that these CMOs will have capacity to support commercial scale production, but we do not have any formal agreements at this time with either of these CMOs to cover commercial production. We also may elect to pursue additional CMOs for manufacturing supplies of regulatory starting materials in the future. We currently have no plans to establish our own manufacturing capabilities and plan to continue to rely on third‑party manufacturers for any future trials and commercialization of serlopitant, if approved.
Commercial Operations
We currently have no marketing and sales organization. If approved by the FDA for pruritus associated with our target dermatologic conditions, we intend to market and commercialize serlopitant by developing our own sales organization targeting a subset of the 10,000 to 12,000 dermatologists in the United States. If approved for pruritus associated with atopic dermatitis, we anticipate that we may need to expand this sales organization to reach high prescribing pediatricians and primary care physicians. If approved by the FDA for refractory chronic cough, we believe we can establish a direct sales organization targeting the approximately 10,000 pulmonologists and allergists in the United States. Outside the United States, we intend to establish commercialization strategies for serlopitant as we approach possible commercial approval in each market, which may include collaborations with other companies.
Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, manufacturing and process discoveries, and other know‑how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know‑how, continuing technological innovation and potential in‑licensing opportunities to develop and maintain our proprietary position.
With regard to serlopitant, we intend to pursue composition‑of‑matter patents, where possible, and dosage and formulation patents, as well as method‑of‑use patents on novel indications for known compounds.
As of December 2017, we own, co‑own, or have an exclusive license to 11 issued U.S. patents and 51 issued foreign patents, which include granted European patent rights that have been validated in various EU member states, and 5 pending U.S. patent applications and 19 pending foreign patent applications.
The patent portfolio for serlopitant is directed to cover compositions of matter and methods of treatment. This patent portfolio includes issued U.S. patents, pending U.S. patent applications and corresponding foreign national and regional counterpart patents and patent applications. The issued composition of matter patent (U.S. Patent No. 7,217,731), is exclusively licensed from Merck and if the appropriate maintenance fees are paid, is expected to expire in 2025. We own or co‑own the patents and patent applications relating to the use of serlopitant. The issued methods of use patents (U.S. Patent Nos. 8,906,951; 9,198,898; 9,381,188; 9,474,741; 9,486,439, 9,737,507 and 9,737,508), if the appropriate maintenance fees are paid, are expected to expire in 2033. Additional patent term may be awarded for one of the serlopitant U.S. patents as a result of the patent term extension provision of the Hatch‑Waxman Amendments of 1984, or the Hatch‑Waxman Act.
The term of composition of matter patents and patent applications, if issued, relating to serlopitant in other jurisdictions (some of the major jurisdictions include Australia, Canada, China, Denmark, France, Germany, Ireland, Italy, Japan, Mexico, Netherlands, Norway, Spain, Sweden, Switzerland, Taiwan, United Kingdom and India) and methods of use patents and patent applications, if issued, relating to serlopitant (some of the major jurisdictions include Australia, Brazil, Canada, China, Europe, India, Indonesia, Israel, Japan, Korea and Mexico), if the appropriate maintenance, renewal, annuity and other government fees are paid, are expected to expire between 2025 and 2034. These patents and patent applications (if applicable), depending on the national laws, may benefit from extension of patent term in individual countries if regulatory approval of serlopitant is obtained in those countries. In the European Union member countries, for example, a supplementary protection certificate, if obtained, provides a maximum five years of market exclusivity. Likewise, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.
Additional U.S. and PCT patent applications relating to serlopitant are pending. Patents resulting from these applications, if issued, and if the appropriate maintenance, renewal, annuity, and other government fees are paid, are expected to expire between 2037 and 2038.
We also protect our proprietary technology and processes, in part, by confidentiality and invention assignment agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know‑how and inventions.
Our commercial success will also depend in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third‑party patent would require us to alter our development or commercial strategies, alter our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of invention.
Government Regulation
The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs, such as serlopitant. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post‑approval monitoring and reporting, sampling and export and import of our product candidate.
U.S. Government Regulation of Drug Products
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.
The process required by the FDA before a drug may be marketed in the United States generally involves the following:

▪	completion of non-clinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

▪	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin in the United States;

▪	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

▪
performance of adequate and well‑controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each indication;

▪	submission to the FDA of an NDA;

▪	satisfactory completion of an FDA advisory committee meeting, if applicable;

▪
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

▪	satisfactory completion of FDA audits of clinical trial sites and the sponsor’s clinical trial records to assure compliance with GCPs and the integrity of the clinical data;

▪	payment of user fees and securing FDA approval of the NDA; and

▪
compliance with any post‑approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post‑approval studies.

Non-clinical Studies
Non-clinical studies include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess safety, toxicity and efficacy. The conduct of the non-clinical tests must comply with federal regulations and requirements, including GLPs. An IND sponsor must submit the results of the non-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some non-clinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
Clinical Trials
Clinical trials involve the administration of the investigational new drug to human patients under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research patients provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the protocol for any clinical trial including informed consent information before the study commences at that institution. Information about most clinical trials must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.
 Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

▪
Phase 1: The drug is initially introduced into healthy human patients or patients with the target disease or condition and tested for safety, dosage tolerance, pharmacokinetics, absorption, metabolism, distribution, excretion, side effects and, if possible, to gain an early indication of its effectiveness.

▪
Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

▪
Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well‑controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk‑benefit profile of the product, and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate efficacy of the drug.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time or the FDA may impose other sanctions on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.
Marketing Approval
Assuming successful completion of the required clinical testing, the results of the non-clinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the NDA is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth substantive review. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for standard review drug products are reviewed within ten to twelve months; most NDAs for priority review drugs are reviewed in six to eight months. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late‑submitted information, or information intended to clarify information already provided in the submission. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.
In accordance with the Pediatric Research and Equity Act, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.
The FDA also may require submission of a REMS plan if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools.
The FDA may refer an application for a novel drug, or a drug that presents difficult questions of safety or efficacy, to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites and the sponsor to assure compliance with GCP requirements and the integrity of the clinical data submitted in an NDA.
After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA will issue an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or non-clinical testing in a resubmission to the NDA in order for the FDA to reconsider the application. FDA has committed to reviewing such submissions in two or six months depending on the type of information included in the resubmission. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post‑approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post‑marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Special FDA Expedited Review and Approval Programs
The FDA has various programs, including fast track designation, breakthrough therapy designation, accelerated approval, and priority review, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.
Under the fast track program, the sponsor of a new drug candidate may request that FDA designate the drug candidate for a specific indication as a fast track drug concurrent with, or after, the filing of the IND for the drug candidate. Fast track designation provides opportunities for frequent interactions with the FDA review team to expedite development and review of the product. FDA may initiate review of sections of a fast track drug’s NDA before the application is complete. This rolling review is available if the applicant provides, and FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted.
In addition, a sponsor can request breakthrough therapy designation for a drug if it is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are eligible for intensive guidance from FDA on an efficient drug development program, organizational commitment to the development and review of the product including involvement of senior managers, and, like fast track products, are also eligible for rolling review of the NDA. Both fast track and breakthrough therapy products are also eligible for accelerated approval and/or priority review, if relevant criteria are met.
Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life‑threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.
In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post‑marketing compliance requirements, including the completion of Phase 4 or post‑approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post‑approval studies, or confirm a clinical benefit during post‑marketing studies, will allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated approval regulations are subject to prior review by FDA.
Once an NDA is submitted for a product intended to treat a serious condition, the FDA may assign a priority review designation if FDA determines that the product, if approved, would provide a significant improvement in safety or effectiveness. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the current PDUFA agreement, these six and ten month review periods are measured from the 60-day filing date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review from the date of submission. Most products that are eligible for fast track breakthrough therapy designation are also likely to be considered appropriate to receive a priority review.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In addition, the manufacturer of an investigational drug for a serious or life‑threatening disease is required to make available, such as by posting on its website, its policy on responding to requests for expanded access. Furthermore, fast track designation, breakthrough therapy designation, accelerated approval and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.

Post-Approval Requirements
Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, substantial annual user fee requirements for any marketed products. These fees are typically increased annually.
The FDA may impose a number of post‑approval requirements as a condition of approval of an NDA. For example, the FDA may require post‑marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.
In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third‑party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.
Once an approval or clearance of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post‑market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

▪	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

▪	fines, warning letters or clinical holds on post‑approval clinical trials;

▪	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;

▪	product seizure or detention, or refusal to permit the import or export of products; or

▪	injunctions or the imposition of civil or criminal penalties.
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability.
The Hatch-Waxman Act
Section 505 of the FDCA describes three types of applications that may be submitted to request marketing authorization for a new drug. A 505(b)(1) NDA is an application that contains full reports of investigations of safety and effectiveness. The Hatch‑Waxman Act created two additional marketing pathways under Sections 505(j) and 505(b)(2) of the FDCA. Section 505(j) establishes an abbreviated approval process for generic versions of approved drug products through the submission of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the branded reference drug and has been shown to be bioequivalent to the branded reference drug. ANDA applicants are required to conduct bioequivalence testing to confirm chemical and therapeutic equivalence to the branded reference drug. Generic versions of drugs can often be substituted by pharmacists under prescriptions written for the branded reference drug.

A 505(b)(2) NDA is an application that contains full reports of investigations of safety and effectiveness but where at least some of the information required for approval comes from studies not conducted by or for the applicant. This alternate regulatory pathway enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its application. The FDA may then approve the new product candidate for all or some of the labeled indications for which the branded reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.
The Hatch‑Waxman Act establishes periods of regulatory exclusivity for certain approved drug products. The holder of an NDA may obtain five years of exclusivity upon approval of a new drug containing a new chemical entity, or NCE, that has not been previously approved by the FDA. During the five year exclusivity period, the FDA cannot accept for filing or approve any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that FDA may accept an application for filing (but still may not approve it) after four years if the follow‑on applicant makes a paragraph IV certification, as described below. The Hatch‑Waxman Act also provides three years of marketing exclusivity to the holder of an NDA for a particular condition of approval, or change to a marketed product, such as a new formulation or new indication for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. This three‑year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDA for drugs that include the innovation that required the new clinical data.
Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA, in the opinion of the applicant and to the best of its knowledge (1) that relevant patent information on the referenced drug product has not been submitted to the FDA; (2) that the relevant patent has expired; (3) the date on which the relevant patent expires; or (4) that such patent is invalid, unenforceable or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV certification. If the NDA holder or patent owner(s) files a patent infringement action against the ANDA or 505(b)(2) applicant within 45 days of receipt of the paragraph IV certification, the FDA may not approve the ANDA or 505(b)(2) application until the earlier of (i) 30 months from the receipt of the notice of the paragraph IV certification (generally referred to as the 30 month stay), (ii) the expiration date of the patent(s) listed in the Orange Book for the reference drug product, (iii) the date the court enters a final order or judgment that the patent(s) are invalid, unenforceable and/or not infringed or (iv) such shorter or longer period as may be ordered by a court. Where the ANDA or 505(b)(2) applicant files an application with a paragraph IV certification within the fifth year of the five‑year NCE exclusivity period enjoyed by the NDA holder for the reference branded product, and where patent litigation is brought within 45 days of receipt of notice of the paragraph IV certification, the 30‑month stay will be extended by the amount of time such that 7.5 years will elapse from the date of approval of the original NDA to the expiration of the stay. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes, whether the reference product enjoys NCE exclusivity, and the reference drug sponsor’s decision to initiate patent litigation. However, an ANDA applicant may be able to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method‑of‑use rather than certify to a listed method‑of‑use patent.
Regulation Outside the United States
In the European Economic Area, or EEA, which is composed of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.
There are two types of MAs:

▪
The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto‑immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210 days review period is reduced to 150 days.

▪
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Prior to obtaining an MA in the EEA, applicants have to demonstrate compliance with all measures included in a Paediatric Investigation Plan, or PIP, approved by the EEA regulatory agency, covering all subsets of the pediatric population, unless the EEA regulatory agency has granted (1) a product‑specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.
In the EEA, upon receiving an MA, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EEA from referencing the innovator’s data to assess a generic application. During the additional two‑year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the EEA regulatory agencies to be a new chemical entity, and products may not qualify for data exclusivity.
Other Healthcare Laws
In addition to FDA restrictions on the marketing of pharmaceutical products, other foreign, federal and state healthcare regulatory laws restrict business practices in the pharmaceutical industry. These laws include, but are not limited to, federal and state anti‑kickback, false claims, data privacy and security, and physician payment and drug pricing transparency laws.
The U.S. federal Anti‑Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti‑Kickback Statute has been interpreted to apply to arrangements between pharmaceutical and medical device manufacturers on the one hand and prescribers, purchasers, formulary managers and beneficiaries on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not meet the requirements of a statutory or regulatory exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the U.S. federal Anti‑Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case‑by‑case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the U.S. federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The majority of states also have anti‑kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third‑party payor, including commercial insurers.
The federal false claims and civil monetary penalties laws, including the civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the civil False Claims Act can result in very significant monetary penalties and treble damages. Several pharmaceutical, medical device and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved (e.g., or off‑label) uses. In addition, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Many states also have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.
Violations of fraud and abuse laws, including federal and state anti‑kickback and false claims laws, may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid), disgorgement and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon executive officers and employees of such companies. Given the significant size of actual and potential settlements, it is expected that the government authorities will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third‑party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti‑Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The Affordable Care Act imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties. Covered manufacturers must submit reports by the 90th day of each subsequent calendar year and the reported information is publically made available on a searchable website. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices and/or require the tracking and reporting of marketing expenditures and pricing information as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.
We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and

Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.
Similar foreign laws and regulations, which may include, for instance, applicable post‑marketing requirements, anti‑fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals, may apply to us to the extent that any of our product candidates, once approved, are sold in a country other than the United States.
Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical product for which we obtain regulatory approval. In the United States and markets in other countries, patients who are prescribed drugs generally rely on third‑party payors to reimburse all or part of the associated healthcare costs. Providers and patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. If approved, sales of serlopitant will depend, in part, on the availability of coverage and adequate reimbursement from third‑party payors. Third‑party payors include government authorities, managed care plans, private health insurers and other organizations.
In the United States, the process for determining whether a third‑party payor will provide coverage for a pharmaceutical product typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. With respect to drugs, third‑party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA‑approved products for a particular indication, or place products at certain formulary levels that result in lower reimbursement levels and higher cost‑sharing obligation imposed on patients. A decision by a third‑party payor not to cover a product could reduce physician utilization of a product. Moreover, a third‑party payor’s decision to provide coverage for a pharmaceutical product does not imply that an adequate reimbursement rate will be approved. Adequate third‑party reimbursement may not be available to enable a manufacturer to maintain price levels sufficient to realize an appropriate return on its investment in product development. Additionally, coverage and reimbursement for products can differ significantly from payor to payor. One third‑party payor’s decision to cover a particular medical product does not ensure that other payors will also provide coverage for the medical product, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process usually requires manufacturers to provide scientific and clinical support for the use of their products to each payor separately and is a time‑consuming process.
In the European Union, governments influence the price of products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low‑priced markets exert a commercial pressure on pricing within a country.
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of pharmaceutical products have been a focus in this effort. Third‑party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost‑effectiveness of pharmaceutical products, in addition to questioning safety and efficacy. If third‑party payors do not consider a product to be cost‑effective compared to other available therapies, they may not cover that product after FDA approval or, if they do, the level of payment may not be sufficient to allow a manufacturer to sell its product at a profit.
Healthcare Reform and Other Potential Changes to Healthcare Laws
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is unclear. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third‑party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding, and applying new payment methodologies. For example, in March 2010, the Affordable Care Act was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; created the Independent Payment Advisory Board, which, once empaneled, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The Trump administration and members of the U.S. Congress have indicated that they may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Most recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. It is uncertain the extent to which any such changes may impact our business or financial condition.
In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two‑for‑one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget, or OMB, on February 2, 2017, the administration indicates that the “two‑for‑one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two‑for‑one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act to reduce healthcare expenditures. These changes include the Budget Control Act of 2011, which led to aggregate reductions of Medicare payments to providers of 2% per fiscal year and that will remain in effect through 2025 unless additional action is taken by Congress; the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years; and the Medicare Access and CHIP Reauthorization Act of 2015, which ended the use of the statutory formula for Medicare payment adjustments to physicians, and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.
Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Employees
As of December 31, 2017, we had 32 employees. Within our workforce, 23 employees are engaged in research and development and the remaining 9 in general management and administration, including finance and facilities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with our employees.

1B. Risk Factors.
Our business is subject to various risks and uncertainties, including those described below, that we believe apply to our business and the industry in which we operate. You should carefully consider these risks, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.
Risks Related to Our Financial Position and Capital Needs
We have a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur losses for the foreseeable future. We have only one product candidate in clinical trials and no commercial sales, which, together with our limited operating history, makes it difficult to assess our future viability.
We are a late‑stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing serlopitant, which is our only product in development. We are not profitable and have incurred losses in each year since our inception in 2011. We have only a limited operating history upon which stockholders can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2017 and 2016 was approximately $29.1 million and $14.1 million, respectively. As of December 31, 2017, we had an accumulated deficit of $59.2 million. We expect to continue to incur losses for at least the next few years, and we anticipate these losses will increase as we continue our development, seek regulatory approval of, and, if approved, begin to commercialize serlopitant. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.
We have devoted substantially all of our financial resources and efforts to the development of serlopitant as a once‑daily, oral tablet treatment of pruritus associated with underlying dermatologic conditions such as atopic dermatitis, psoriasis and prurigo nodularis, and for the treatment of chronic refractory cough. As of December 31, 2017, we had capital resources consisting of cash, cash equivalents and investments of $62.5 million. In January 2018, we completed our initial public offering, or IPO, which increased our cash resources by approximately $125.5 million. We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2 and planned Phase 3 clinical trials, the development and validation of our commercial manufacturing process for serlopitant, and other development activities including potentially commencing Phase 3 clinical trials for pruritus associated with atopic dermatitis and psoriasis, and for refractory chronic cough. In addition, we expect to pay a $3.0 million milestone payment to Merck upon the initiation of our Phase 3 clinical trials for pruritus associated with prurigo nodularis. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We also expect to incur expenses related to the recruitment and retention of personnel, working capital and other general corporate purposes. We may incur additional expenses in connection with expanding our pipeline, including by pursuing additional indications for serlopitant or the in‑license or acquisition of additional drug candidates or commercial products.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations through at least the next 12 months. However, because the outcome of any clinical trial or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of serlopitant. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future funding requirements will depend on many factors, including, but not limited to:

▪
the time and cost necessary to complete our ongoing Phase 2 clinical trials for pruritus associated with atopic dermatitis and psoriasis and for refractory chronic cough, our planned Phase 3 clinical trials for pruritus associated with prurigo nodularis as well as any additional current and planned clinical trials of serlopitant;

▪	the number, size and type of any additional clinical trials or studies we may choose to initiate or that we may be required to complete prior to obtaining regulatory approval of serlopitant;

▪
the timing of, and costs involved in, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we currently expect, and the costs of post‑marketing studies that could be required by regulatory authorities;

▪	our ability to receive payments under our collaboration with JT Torii, and the timing of receipt of any such payments;

▪	the timing of the milestone payments we must make to Merck;

▪	the costs of preparing to manufacture serlopitant on a commercial scale;

▪	our ability to successfully commercialize serlopitant;

▪	the manufacturing, selling and marketing costs associated with serlopitant, including the cost and timing of forming and expanding our sales organization and marketing capabilities;

▪	the amount of sales and other revenues from serlopitant, including the sales price and the availability of adequate third‑party reimbursement;

▪	the degree and rate of market acceptance of any products launched by us or our partners;

▪	the cash requirements of any future acquisitions or discovery of product candidates;

▪	the progress, timing, scope and costs of our non‑clinical studies and clinical trials, including the ability to enroll patients in a timely manner in potential future clinical trials;

▪	the time and cost necessary to respond to technological and market developments;

▪	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

▪	our need and ability to hire additional personnel;

▪	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and

▪	the emergence of competing technologies or other adverse market developments.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

▪	clinical trials or other development activities for serlopitant or any future product candidate; or

▪	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize serlopitant or any future product candidate.
Risks Related to Our Business
We are substantially dependent on the success of our sole product candidate, serlopitant.
To date, we have invested substantially all of our efforts and financial resources in the development of serlopitant, which is currently our sole product candidate in development. Our prospects, including our ability to finance our operations and generate revenue from product sales, will currently depend entirely on the successful development and commercialization of serlopitant. The clinical and commercial success of serlopitant will depend on a number of factors, including the following:

▪
the timely completion of and results from our three ongoing Phase 2 clinical trials of serlopitant for the treatment of pruritus associated with atopic dermatitis and psoriasis, and for refractory chronic cough;

▪	the initiation of and results from our planned Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis;

▪	the initiation of and results from any Phase 3 clinical trials, if conducted, in pruritus associated with atopic dermatitis, pruritus associated with psoriasis, or refractory chronic cough;

▪	whether the FDA disagrees with the number, design, size, conduct, or implementation of our planned and future clinical trials;

▪
our ability to demonstrate serlopitant’s safety and efficacy to treat pruritus associated with atopic dermatitis, with psoriasis or with prurigo nodularis or to treat refractory chronic cough to the satisfaction of the FDA or foreign regulatory authorities;

▪	the timely completion and results of any additional clinical trials and non‑clinical studies conducted to support the filing for regulatory approvals of serlopitant;

▪	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials prior to approval to market serlopitant for any indication;

▪	our ability to execute on our clinical trial plans and monitor the conduct of the studies by the contract research organizations, or CROs, and medical institutions;

▪	the prevalence, frequency and severity of adverse side effects of serlopitant;

▪
the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities to treat pruritus associated with atopic dermatitis, psoriasis or prurigo nodularis, or to treat refractory chronic cough;

▪	our ability to raise sufficient additional capital to fund development, manufacturing and commercialization activities for serlopitant;

▪	our ability to successfully commercialize serlopitant, if approved for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;

▪
the ability of our third‑party manufacturers to manufacture quantities of serlopitant using commercially sufficient processes at a scale sufficient to meet anticipated demand and at a cost appropriate for our commercialization;

▪	the ability of our third‑party manufacturers to comply with current good manufacturing practices, or cGMP;

▪	achieving and maintaining compliance with all regulatory requirements applicable to serlopitant;

▪	our success in educating physicians and patients about the benefits, administration and use of serlopitant;

▪	the willingness of physicians and patients to utilize or adopt serlopitant;

▪	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

▪	our ability to obtain and sustain an adequate level of reimbursement for serlopitant by third‑party payors;

▪	the effectiveness of our own, our current collaborator’s, or any future strategic collaborators’ marketing, sales and distribution strategy and operations;

▪	our ability to enforce our intellectual property rights in and to serlopitant;

▪	our ability to avoid third‑party patent interference or patent infringement claims;

▪	a continued acceptable safety profile of serlopitant following approval; and

▪	emerging safety signals from other drugs generally perceived to be in the same drug class as serlopitant, including NK1-R antagonists.
Many of these factors are beyond our control. Accordingly, we cannot be certain that we will ever be able to generate revenue through the sale of serlopitant. If we are not successful in commercializing serlopitant, or are significantly delayed in doing so, our business will be materially harmed.
Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of serlopitant.
To gain approval to market a drug product, we must provide the FDA and foreign regulatory authorities with non‑clinical, clinical, and chemistry, manufacturing, and controls, or CMC, data that adequately demonstrates the safety and efficacy of the product for the intended indication applied for in the NDA or other respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Further, although members of our management team have conducted clinical trials and obtained marketing approvals for product candidates in the past while employed at other companies, we as a company have not done so. As a result, such activities may require more time and cost than we anticipate.
Our business currently depends entirely on the successful development, regulatory approval and commercialization of serlopitant following completion of all required non‑clinical and clinical trials, and generation of adequate CMC data. We plan to initiate two multi-center placebo-controlled double blind Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis in the second quarter of 2018. We also met with the FDA prior to the start of our Phase 2 clinical trial in pruritus associated with atopic dermatitis to discuss clinical trial design elements, primary endpoint measures, statistical considerations and other key elements of the development program. We anticipate that development of serlopitant for use in pediatric patients will be a required element of our development program for some of our target indications. We are developing a pediatric plan for review with regulatory authorities in Europe and the United States. In September 2017, the FDA authorized us to proceed with our Phase 2 clinical trial in refractory chronic cough under a separate IND for this indication. We enrolled the first patients in the trial in October 2017 and we expect data from this trial to be available in the fourth quarter of 2018.

We may experience numerous unforeseen events during or as a result of our non‑clinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize serlopitant, including:

▪	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

▪
we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

▪
the number of subjects required for clinical trials of serlopitant may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post‑treatment follow‑up at a higher rate than we anticipate;

▪	serlopitant may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;

▪	our third‑party contractors and clinical trial sites may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

▪
regulators or institutional review boards may require that we or our investigators suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements or a finding that the trial subjects are being exposed to unacceptable risks; and

▪	the supply or quality of serlopitant or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate.
We could also encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards of the institutions in which such trials are being conducted, by the data safety monitoring board for such trial or by the FDA or other regulatory authorities. Authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using serlopitant, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of serlopitant, the commercial prospects of serlopitant will be harmed, and our ability to generate product revenues from serlopitant will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our development of serlopitant and its approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of serlopitant. If we are required to conduct additional clinical trials or other testing of serlopitant beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of serlopitant candidates or other testing, if the results of these trials or tests are not favorable or if there are safety concerns, we may:

▪	be delayed in obtaining marketing approval for serlopitant;

▪	not obtain marketing approval at all;

▪	obtain approval for indications or patient populations that are not as broad as intended or desired;

▪	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

▪	be subject to additional post‑marketing testing requirements; or

▪	have the drug removed from the market after obtaining marketing approval.

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be certain that any of our current Phase 2 clinical trials, planned Phase 3 clinical trials or any other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market serlopitant in any indication.
The primary efficacy analysis in our completed Phase 2 clinical trials of pruritus was a statistically significant change in itch VAS from baseline compared to placebo measured at week six or eight. Based upon our interactions with the FDA, we will use a different efficacy analysis for our planned Phase 3 clinical trials, a 4‑point responder rate on the worst‑itch numeric rating scale, or WI‑NRS. We analyzed 4‑point responders in our Phase 2 clinical trials after the completion of the study. The analyses of the percentage of patients with at least a 40 mm response on the visual analogue scale, or VAS, or a 4‑point response on WI‑NRS, were not pre‑specified in our initial completed Phase 2 clinical trials’ statistical analysis plans, and are thus considered post‑hoc analyses. For these and other reasons, our Phase 2 clinical trials may not predict serlopitant’s ability to demonstrate a statistically significant reduction in pruritus using this measure in Phase 3 clinical trials. It is also possible that the FDA or other regulatory agencies may require additional endpoints that are not currently included in our serlopitant clinical trials.
In our completed Phase 2 clinical trial of serlopitant for pruritus associated with prurigo nodularis, concomitant medications for treatment of pruritus other than loratadine or cetirizine were excluded. In our planned Phase 3 clinical trials for pruritus associated with prurigo nodularis, patients will be permitted to take certain additional medications that were not permitted in the Phase 2 clinical trial. The efficacy or safety of serlopitant when used with other agents in the Phase 3 clinical trials may differ from the Phase 2 clinical trial as a result of these additional medications. Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may also reveal safety concerns that were not identified in earlier smaller or shorter trials.
Other companies in the biopharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non‑clinical studies or clinical trials.
Use of patient-reported outcome assessments, or PROs, in our clinical trials may delay or impair the development of serlopitant and/or adversely impact our clinical trials.
Due to the difficulty of objectively measuring pruritus, the assessment of pruritus in clinical trials typically involves the use of PROs. For example, our clinical trials evaluating serlopitant in pruritus indications have used both the VAS and NRS scales, which require patients to evaluate their pruritus according to a numerical scale with the lowest number representing no itch and the highest number representing the worst itch imaginable. PROs have an important role in the development and regulatory approval of treatments for pruritus such as serlopitant. PROs involve patients’ subjective assessments of efficacy, and this subjectivity can increase the uncertainty of clinical trial outcomes assessing pruritus. Such assessments can be influenced by factors outside of the patient’s control, and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical trial.
The variability of PRO measures for itch and the high placebo response rates could adversely impact our serlopitant development program. In addition, PROs for itch assessment have historically been observed to have high placebo group response rates, including in some of our trials. For example, in our Phase 2 clinical trial in patients with chronic pruritus, patients receiving placebo reported a greater than 25% decrease from baseline in itch VAS scores. Variability in the placebo group response has adversely impacted clinical results of other therapies being tested for itch reduction, and could adversely impact our clinical trial results. The variability of a PRO measure may be greater than some measures used for clinical trial assessments, and that variability can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement, and generally adversely impact a clinical development program by introducing additional uncertainties.
It is also possible that the FDA may require changes in the PRO we are currently using or may indicate that the PRO we are using is not acceptable for demonstrating efficacy in pruritus reduction, potentially delaying clinical development of serlopitant, increasing our costs and making additional clinical trials necessary.

If we experience delays or difficulties in the enrollment of subjects in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population and the ability of clinical sites to successfully recruit subjects to participate in clinical trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. For example, we previously initiated a clinical trial of serlopitant to treat pruritus following burn injury but discontinued the trial due to lack of timely enrollment. Enrollment can also be affected by seasonality and other factors. We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, among our target indications, prurigo nodularis is a relatively rare condition, and we are in discussions regarding the specific population of prurigo nodularis patients that we may enroll in our Phase 3 clinical trials. It is possible that the specific requirements by the FDA for our patients to be included in these trials may make the trials more difficult to conduct or may significantly extend the time required for enrollment of these trials.
We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:

▪	the eligibility criteria for the trial in question;

▪	the prevalence and incidence of the conditions being studied in the clinical trials;

▪	the perceived risks and benefits of serlopitant;

▪
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating;

▪	the efforts to facilitate timely enrollment in clinical trials;

▪	competition for patients from other clinical trials;

▪	the success of any advertising campaigns conducted to recruit subjects to enroll in clinical trials;

▪	the willingness of potential clinical trial subjects to provide informed consent to participate in the trial;

▪	the patient referral practices of physicians;

▪	the ability to monitor subjects adequately during and after treatment; and

▪	the proximity and availability of clinical trial sites for prospective subjects.
Our inability to enroll a sufficient number of subjects for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our drug candidates or delays in regulatory filings and progression, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we rely on and expect to continue to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we will have limited influence over their performance.
We rely on third parties to conduct our non-clinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize serlopitant or any future product candidates.
We do not have the ability to independently conduct non‑clinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct non‑clinical studies and clinical trials on our drug candidates. The third parties with whom we contract for execution of our non‑clinical studies and clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs.
Although we rely on third parties to conduct our non‑clinical studies and clinical trials, we remain responsible for ensuring that each of our non‑clinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, including some regulations commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. In the past, we have experienced an issue of non‑compliance with dosing among several patients at one of the clinical sites in one of our trials. We determined through analysis of the results of the trial and a comprehensive third‑party audit that this single‑site issue did not affect the results of that clinical trial.
In addition, the execution of non‑clinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. Under certain circumstances, these third parties may terminate their agreements with us upon as little as 30 days’ prior written notice. Some of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.
We rely completely on third-party suppliers to manufacture serlopitant, and we intend to continue to rely on third parties to produce non-clinical, clinical and commercial supplies of serlopitant.
We currently contract with one third party for the manufacture of serlopitant drug substance and another third party for serlopitant drug products for clinical trials, and we do not plan to acquire the infrastructure or internal capability to produce our non‑clinical, clinical and commercial supplies of serlopitant. We anticipate that these third parties will have capacity to support commercial scale, but we do not have any formal agreements at this time to cover commercial production of serlopitant. We may engage additional contract manufacturers for production of supplies of precursor materials used to synthesize serlopitant drug substance and to assist in the manufacture of the drug product.
In order for us to obtain approval of serlopitant or any future product candidates, our contract manufacturers must, pursuant to inspections that will be conducted after we submit our NDA or relevant foreign regulatory submission, maintain a compliance status acceptable to the FDA and other comparable foreign regulatory agencies. We do not directly control the manufacturing of serlopitant, and we are completely dependent on our contract manufacturers for compliance with the cGMP requirements for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory agencies, we will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facilities. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
We and our third‑party suppliers continue to refine and improve the manufacturing process, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes, particularly as we seek to significantly increase our capacity to commercialize serlopitant. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.
As drug candidates are developed through non‑clinical studies to late‑stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, methods of making drug formulations, and drug formulations, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our drug candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our drug candidates and jeopardize our ability to commence sales and generate revenue.
Key manufacturing steps and materials used in our drug substance and in our drug product are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs.
Certain manufacturing steps and materials used in our serlopitant drug substance and in our serlopitant drug product are currently performed by or purchased from a single outside source. The reliance on a sole or limited number of suppliers could result in:

▪	delays associated with redesigning or revalidating a drug product or manufacturing process due to a failure to obtain a single source material from an existing validated supplier;

▪	an inability to obtain an adequate supply of required materials; and

▪	reduced control over pricing, quality and delivery time.
We have supply agreements in place for certain starting materials of our drug substance and drug products, but do not have in place long term supply agreements. Therefore, the supply of a particular starting material could be terminated at any time without penalty to the supplier. In addition, we may not be able to procure required starting materials from third‑party suppliers at a quantity, quality and cost acceptable to us. Any interruption in the supply of single source starting material could cause us to seek alternative sources of supply or manufacture these materials internally. Furthermore, in some cases, we are relying on our third‑party collaborators to procure supply of necessary materials. If the supply of any materials for our drug product is interrupted, materials from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels, or at acceptable cost within required timeframes, if at all, to meet our needs or those of our third‑party collaborators. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of our product candidates, causing us to incur additional costs, delay new product introductions, or lose sales, and could harm our reputation.
Investigator sponsored trials of serlopitant may produce results and safety signals that are beyond our control and impact our development and commercialization of serlopitant.
Serlopitant has been evaluated in a 14‑patient exploratory investigator sponsored study at Stanford University as a potential treatment to reduce pruritus associated with epidermolysis bullosa, a rare primarily pediatric skin condition. We may in the future choose to permit other investigators to evaluate serlopitant or future product candidates in other investigator sponsored studies. These studies have the potential to result in serious adverse events or the identification of other undesirable side effects, or unexpected characteristics of serlopitant or other product candidates, which could adversely impact our development programs.

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell serlopitant, if approved, or any future product candidates or generate product revenue.
We currently do not have a sales organization. In order to commercialize serlopitant, if approved, we must build our marketing, sales, distribution, managerial and other non‑technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If serlopitant receives regulatory approval, we expect to establish a specialty sales organization with technical expertise and supporting distribution capabilities to commercialize it to dermatologists and possibly also to pediatricians and primary care physicians or to pulmonologists and allergists, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, provide adequate training to sales and marketing personnel, gain access to physicians or persuade adequate numbers of physicians to prescribe serlopitant, if approved, or any future drugs, and effectively manage a geographically dispersed sales and marketing team. Our efforts to commercialize serlopitant on our own may also be impacted by the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines, and any unforeseen costs and expenses associated with creating an independent sales and marketing organization. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.
We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales organization and distribution systems or in lieu of our own sales organization and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize serlopitant. If we are not successful in commercializing serlopitant or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.
If we breach our license agreement for serlopitant, we could lose the ability to continue the development and commercialization of our product. Merck also retains rights to serlopitant in specific fields.
In December 2012, we entered into a license agreement with Merck to obtain exclusive worldwide rights to research, develop, manufacture, market and sell serlopitant, other than for the treatment or prevention of nausea and vomiting. This agreement requires us to use commercially reasonable efforts to develop and commercialize serlopitant, make timely milestone payments, provide certain information regarding our activities with respect to such products, maintain the confidentiality of information we receive from Merck and indemnify Merck with respect to our development and commercialization activities under the terms of the agreement.
If we fail to meet these obligations, Merck has the right to terminate our exclusive license and upon the effective date of such termination, has the right to re‑obtain the licensed technology as well as aspects of any intellectual property controlled by us and developed during the period the agreement was in force that relate to the licensed technology. This means that Merck could effectively take control of the development and commercialization of serlopitant after an uncured, material breach of our license agreement by us. This would also be the case if we voluntarily terminate the agreement. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the patents licensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured, material breach under the license could result in our loss of exclusive rights and may lead to a complete termination of our product development and any commercialization efforts for serlopitant.
Merck could also develop serlopitant for treatment of nausea or vomiting, or license these rights to a third party. Development of serlopitant in other fields could increase the possibility of identification of adverse safety results that impact our development of serlopitant for pruritus associated with dermatologic conditions and refractory chronic cough. In addition, if approved, commercialization of serlopitant in other fields could result in an increased threat of off‑label use to compete with the sale of serlopitant to treat these indications.

We depend on our collaborative relationship with JT Torii for the development and commercialization of serlopitant in Japan. The collaboration relationship with JT Torii or any other collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize serlopitant.
We have a license and collaboration agreement with JT Torii under which we have granted JT Torii the rights to develop and commercialize products containing serlopitant in Japan in exchange for an up‑front payment and potential future development, regulatory and commercial milestone payments and royalties based on future sales of licensed product in Japan.
We may seek additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of serlopitant. We may enter into these arrangements on a selective basis depending on the merits of retaining commercialization rights ourselves compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for serlopitant internationally and possibly also in the United States.
Our ability to generate revenues from our collaboration arrangement with JT Torii will depend on JT Torii’s ability to successfully perform the functions assigned to it in the arrangement, and accordingly, any failure by JT Torii to develop and commercialize serlopitant could adversely affect our cash flows. Similarly, the success of future collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.
When entering collaboration arrangements, such as that with JT Torii, we are subject to a number of risks, including:

▪
collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial or abandon products, repeat or conduct new clinical trials, require a new formulation of products for clinical testing, may decide not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to their acquisition of competitive products or their internal development of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

▪
any safety issues or adverse side effects that result from trials conducted by a collaborator will adversely impact our ability to obtain regulatory approval for serlopitant or any other product we may develop in the future;

▪
any failure by a collaborator to demonstrate efficacy of serlopitant, or any potential future product candidate, in its clinical trials could decrease the perceived likelihood of success for our clinical trials;

▪
disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters may lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement;

▪
collaboration arrangements are complex and time consuming to negotiate, document and implement, and we may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements;

▪
collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party and any such termination or expiration would adversely affect us financially and could harm our business reputation;

▪
collaboration agreements may be terminated and, if terminated, may result in delays or the need for a new collaborator or additional capital to pursue further development or commercialization of serlopitant or other future product candidates in certain markets;

▪	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;

▪	terms of any collaborations or other arrangements that we may establish may not be favorable to us;

▪	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;

▪	we will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators;

▪
collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party and any such termination or expiration could adversely affect us financially and could harm our business reputation;

▪
collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

▪
collaborators may own or co‑own intellectual property covering products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property;

▪	disputes may arise with respect to the ownership of any intellectual property developed pursuant to our collaborations;

▪	collaborators’ sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings;

▪	adverse regulatory determinations or other legal action may interfere with the ability of a collaborator to conduct clinical trials or other development activity;

▪
one or more collaborator may be subject to regulatory or legal action resulting from the failure to meet healthcare industry compliance requirements in the conduct of clinical trials or the promotion and sale of products; and

▪	collaboration arrangements could be adversely impacted by changes in collaborators’ key management personnel and other personnel that are administering collaboration agreements.
Additionally, JT Torii will be conducting clinical trials of serlopitant under our collaboration agreement. If serious adverse events or other undesirable side effects, or unexpected characteristics of serlopitant, are observed in these trials, it may adversely affect or delay our clinical development of serlopitant, and the occurrence of these events would have a material adverse effect on our business.
We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.
The biopharmaceutical industry is intensely competitive and is subject to rapid and significant change. We face competition from other pharmaceutical and biotechnology companies, research institutions, and other organizations, particularly companies that develop and market pharmaceutical products for dermatologic and respiratory conditions. Our commercial potential may be limited by other companies that develop and sell other novel products that are effective for our target indications, or that may be more effective, safer or cost less than serlopitant.
Although there are currently no approved drugs specifically indicated for pruritus associated with atopic dermatitis, psoriasis or prurigo nodularis, either in the United States or in Europe, we may face competition from those companies that are developing drugs specifically to treat pruritus associated with a variety of underlying dermatologic or systemic conditions, companies that are developing drugs specifically to treat chronic cough, companies that are developing and marketing other NK1‑R antagonists for pruritus or other conditions, that, when approved, could be used off‑label to treat pruritus or cough, and companies that currently market or are developing treatments intended directly to treat the underlying disease condition in atopic dermatitis, psoriasis, or prurigo nodularis that have also been shown to have anti‑pruritic effects.

We are aware of other companies targeting pruritus or chronic cough as the primary outcome measure in United States clinical studies of drugs. There are multiple companies developing products at varying stages of development specifically intended to treat pruritus including: Vanda Pharmaceuticals, Trevi Therapeutics, Galderma, Sienna Biopharmaceuticals, Tioga, Nerre Therapeutics, Opko Health, and Cara Therapeutics. In addition, Merck, GlaxoSmithKline, and Nerre Therapeutics are developing therapeutic treatments for chronic cough. Of these companies, Vanda Opko and Nerre are developing NK1‑R antagonists for indications that may compete directly with serlopitant. Other companies, including Tesaro and Merck, are also marketing or developing NK1‑R antagonists for other indications and could compete with serlopitant.
Even if serlopitant receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
If serlopitant receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third‑party payors and others in the medical community. If serlopitant does not achieve an adequate level of acceptance, we may not generate significant revenue and we may not become profitable. The degree of market acceptance of serlopitant, if approved for commercial sale, will depend on a number of factors, including:

▪	its efficacy, safety and potential advantages compared to alternative treatments;

▪	our ability to offer serlopitant for sale at competitive prices;

▪	the convenience and ease of administration compared to alternative treatments;

▪	the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;

▪	the risk that a competitor product may treat both the underlying condition and the associated pruritus;

▪	our ability to hire and retain a sales force in the United States;

▪	our ability to attract and retain potential commercialization collaborators in markets outside of the United States if we choose to do so;

▪	the strength of our marketing and distribution support;

▪	the availability of third‑party coverage and adequate reimbursement;

▪	the willingness of patients to pay out of pocket for serlopitant to the extent it is not reimbursed by third‑party payors;

▪	the prevalence and severity of any side effects; and

▪	any restrictions on the use of serlopitant together with other medications.
If coverage and adequate reimbursement from third-party payors are not available, it may make it difficult for us to sell serlopitant profitably.
Our ability to commercialize serlopitant successfully will depend in part on the extent to which governmental authorities, private health insurers and other third‑party payors establish adequate coverage and reimbursement for it. Patients who are prescribed treatments for their conditions and providers furnishing such services generally rely on third‑party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of serlopitant.
Significant uncertainty exists as to the coverage and reimbursement status of newly approved products. A trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third‑party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. Third‑party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services, including requiring companies to demonstrate the comparative effectiveness of a new therapy against other types of therapies that are available. The clinical trials we have conducted and plan to conduct on serlopitant test serlopitant’s performance against a placebo. Third‑party payors may request additional trials to demonstrate comparative effectiveness. Such trials would be expensive and time consuming, and the results are uncertain. As a result of these cost containment measures, coverage and reimbursement may not be available for serlopitant when it is approved for commercialization, and, even if available, the level of reimbursement may not be sufficient enough for successful commercialization of serlopitant or may significantly limit our revenue or profits, if any.
In the United States, private third‑party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, no uniform policy requirement for coverage and reimbursement for products exists among third‑party payors and coverage and reimbursement can differ significantly from payor to payor. Each plan determines whether or not it will provide coverage, what amount it will pay, and with respect to pharmaceutical products, on what tier of its formulary such product will be placed. The position of a prescription drug on a formulary generally determines the co‑payment that a patient will need to make to obtain the product and can strongly influence the adoption of a product by patients and physicians. Each plan may separately require us to provide scientific and clinical support for the use of our products and, as a result, the coverage determination process is often a time‑consuming and costly process with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Our inability to obtain coverage and adequate reimbursement promptly from both government‑funded and private payors for any approved products that we develop could significantly harm our operating results, our ability to raise capital needed to commercialize our product candidates and our overall financial condition.
Serlopitant may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval or result in significant negative consequences following marketing approval, if any. The number of patients exposed to serlopitant treatment and the average exposure time in the clinical development program may be inadequate to detect rare adverse events that may only be detected once serlopitant is administered to more patients and for greater periods of time.
Undesirable side effects caused by serlopitant could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Serlopitant has been dosed in more than 1,000 individuals across multiple completed Phase 1 and Phase 2 clinical trials and has been shown to be well‑tolerated, including when administered to patients in a clinical trial for up to one year, and in shorter trials at much higher doses than our current planned therapeutic dose. However, patients may experience adverse reactions when using serlopitant. In our clinical trials, the most commonly reported treatment‑emergent adverse events across all completed Phase 2 studies were nasopharyngitis, urinary tract infection, diarrhea and headache. Although we have not seen any evidence of these reactions causing a safety concern in our clinical programs, it is possible that the FDA may ask for additional data regarding any adverse events seen in our trials. Results of our future trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for our product candidate for any or all targeted indications. The drug‑related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
Additionally, clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of serlopitant may only be uncovered with a significantly larger number of patients exposed to the drug. If one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

▪	regulatory authorities may withdraw approvals of such product;

▪	regulatory authorities may require additional warnings on the label;

▪	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

▪	we could be sued and held liable for harm caused to patients; and

▪	our reputation may suffer.
We must successfully manage multiple complex clinical trials simultaneously while growing our business.
We currently have three ongoing Phase 2 clinical trials of serlopitant and we plan to initiate two Phase 3 clinical trials in the second quarter of 2018. If the results of our Phase 2 clinical trials are promising, we plan to rapidly advance serlopitant into Phase 3 clinical trials in up to two additional dermatologic conditions and refractory chronic cough. As of December 31, 2017, we had 32 employees. In order to manage our operations, clinical trials, regulatory filings, manufacturing and supply activities, marketing and commercialization activities for serlopitant or any future product candidates, we will need to continue to expand our managerial, operational, finance, systems, facilities and other resources. To effectively execute our strategy we must:

▪	manage all of our clinical trials, which are being conducted at multiple trial sites globally through multiple third parties;

▪	manage our internal development efforts effectively while carrying out our contractual obligations to third parties;

▪	expand our general and administrative and sales and marketing organizations;

▪	identify, recruit, retain, incentivize and integrate additional employees; and

▪	continue to improve our operational, legal, financial and management controls, reporting systems and procedures.
Inability to effectively expand or manage our personnel and other resources, and complexities or unforeseen expenses or setbacks associated with managing our clinical trials and other activities, could delay or prevent completion of our planned clinical trials, the commercialization of serlopitant or any future product candidates, or the successful expansion of our product pipeline.
We are highly dependent on the services of our senior management and our ability to attract and retain qualified personnel.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon our experienced senior management, including Steven Basta, Chief Executive Officer, Paul Kwon, M.D., Chief Medical Officer and Kristine Ball, Senior Vice President, Corporate Strategy and Chief Financial Officer. The loss of services of any of these individuals could materially adversely impact our ability to sustain or grow our operations.
Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. In addition to the competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. We will need to hire additional personnel as we expand our clinical development and commercial activities, and we may be required to expend significant financial resources in our employee recruitment and retention efforts. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output or other proprietary knowledge.

We may not be successful in our efforts to obtain regulatory approval of serlopitant in multiple indications concurrently or at all.
One element of our strategy is to seek approval for and commercialize serlopitant for pruritus associated with multiple dermatologic conditions. If our planned Phase 3 clinical trials of serlopitant for pruritus associated with prurigo nodularis and any Phase 3 clinical trials we may initiate for pruritus associated with atopic dermatitis and psoriasis following the completion of our Phase 2 clinical trials for such indications, are successfully completed, and such clinical trials demonstrate efficacy and safety of the same dosage form and route of administration of serlopitant in more than one indication at approximately the same time, we may seek FDA approval concurrently for the treatment of pruritus in multiple indications. There can be no assurance that we will successfully initiate any Phase 3 clinical trials for pruritus associated with atopic dermatitis and psoriasis, or that any of the Phase 3 clinical trials that we do initiate will be completed in time to permit this, or that the FDA will review or approve multiple indications simultaneously. It is possible that our strategy of pursuing multiple indications may distribute our activities in a manner that is less advantageous than a strategy that may focus on fewer indications or a single indication. It is possible that the data from trials in multiple indications could adversely affect the regulatory review of serlopitant as compared with review for a single indication. The FDA may not accept our submission in a single NDA application and we may not be able to seek approval of multiple indications for review at the same time, which could increase the time and expense required to obtain approval of multiple indications and delay the launch of one or more of our planned indications.
We may have chosen indications for serlopitant development that are more difficult or have less commercial potential than other possible indications.
Because we have limited financial and management resources, we are focusing on development programs for specific indications. As such, we are currently primarily focused on the development of serlopitant for the treatment of pruritus associated with several dermatologic conditions and refractory chronic cough. As a result, we may forego or delay pursuit of opportunities in other indications, or with other drug candidates that we may identify or that may be available, that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on profitable market opportunities. Our spending on current and future development programs and drug candidates for specific indications may not yield any commercially viable indication. If we do not accurately evaluate the commercial potential or target market for a particular indication for serlopitant, or for any other drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.
If we seek and obtain approval to commercialize serlopitant outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.
If serlopitant is approved for commercialization outside the United States, we may choose to commercialize it ourselves or enter into agreement with third parties to do so. For example, our agreement with JT Torii gives them rights to commercialize serlopitant in Japan. If we chose to commercialize internationally, we expect that we will be subject to additional risks, including:

▪	different regulatory requirements for drug approvals in foreign countries;

▪	differing United States and foreign drug import and export rules;

▪	different protection for intellectual property rights in foreign countries;

▪	unexpected changes in tariffs, trade barriers and regulatory requirements;

▪	different reimbursement systems, and different competitive drugs indicated to treat pruritus and refractory chronic cough;

▪	economic weakness, including inflation, or political instability in particular foreign economies and markets;

▪	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

▪	foreign taxes, including withholding of payroll taxes;

▪	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

▪	workforce uncertainty in countries where labor unrest is more common than in the United States;

▪	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

▪	potential liability resulting from development work conducted by these distributors; and

▪	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.
Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of serlopitant or any future product candidates that we may develop.
We face an inherent risk of product liability exposure related to the testing of serlopitant in human clinical trials and will face an even greater risk if we sell commercially any drugs that we may develop. If we cannot successfully defend ourselves against claims that serlopitant causes injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

▪	delays in clinical trials;

▪	decreased demand for serlopitant, if approved for marketing;

▪	injury to our reputation and significant negative media attention;

▪	withdrawal of clinical trial participants;

▪	significant costs to defend the related litigation;

▪	substantial monetary awards paid to trial participants or patients;

▪	loss of revenue;

▪	reduced resources of our management to pursue our business strategy; and

▪	the inability to commercialize any drugs that we may develop.
We currently hold $7.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $7.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
Our research and development activities and our third‑party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials, including the components of our product and product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean‑up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third‑party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.
Significant disruptions of information technology systems or breaches of data security could materially adversely affect our business, results of operations and financial condition.
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third‑party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber‑attacks or cyber‑intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.
The risk of a security breach or disruption, particularly through cyber‑attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.
We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Our corporate headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced severe earthquakes. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.
Risks Related to Our Intellectual Property
We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of serlopitant or any future product candidates.
There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot assure you that serlopitant or any future product candidates will not infringe existing or future third‑party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing serlopitant or future product candidates. Moreover, we may face claims from non‑practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of serlopitant.
We may be subject to third‑party claims in the future against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third‑party’s patents. We may be required to indemnify future collaborators against such claims. If a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third‑party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. Even if we are successful in defending against such claims, such litigation can be expensive and time consuming to litigate and would divert management’s attention from our core business. Any of these events could harm our business significantly.
In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the United States Patent and Trademark Office, or the USPTO, to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology. Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates.

If our intellectual property related to serlopitant or any future product candidates is not adequate, we may not be able to compete effectively in our market.
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to serlopitant and our development programs. Patents covering the composition of matter for serlopitant will expire in 2025, subject to potential extensions, where available, including, potential extension of up to five years in the United States. Patents and patent applications, if issued, covering methods‑of‑use for serlopitant to treat pruritus will expire in 2033 in the United States and 2034 in foreign countries. We have filed a U.S. patent application covering methods‑of‑use of serlopitant to treat refractory chronic cough, but there can be no assurance that such patent will issue. The expiration of our patents will limit our ability to profit from the commercialization of serlopitant. Furthermore, any disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own, co‑own, or license may fail to result in issued patents in the United States or in foreign countries. Even if patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the USPTO may be subject to third‑party challenges such as (without limitation) re‑examination proceedings, post‑grant review, or inter partes review, and patents granted by the European Patent Office may be opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in some jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. For example, a third‑party may develop a competitive product that provides therapeutic benefits similar to serlopitant but has a sufficiently different composition to fall outside the scope of our patent protection. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to serlopitant or any future product candidates is successfully challenged, then our ability to commercialize serlopitant or any future product candidates could be negatively affected, and we may face unexpected competition that could have a material adverse impact on our business. Further, if we encounter delays in our clinical trials, the period of time during which we could market serlopitant or any future product candidates under patent protection would be reduced.
Even where laws provide protection, costly and time‑consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. If we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering serlopitant or one of our future products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non‑enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability against our intellectual property related to serlopitant, we would lose at least part, and perhaps all, of the patent protection on serlopitant. Such a loss of patent protection would have a material adverse impact on our business. Moreover, our competitors could counterclaim that we infringe their intellectual property, and some of our competitors have substantially greater intellectual property portfolios than we do.
We also rely on trade secret protection and confidentiality agreements to protect proprietary know‑how that may not be patentable, processes for which patents may be difficult to obtain and/or enforce and any other elements of our product development processes that involve proprietary know‑how, information or technology that is not covered by patents. Although we require all of our employees to assign their inventions to us, and endeavor to execute confidentiality agreements with all of our employees, consultants, advisors and any third parties who have access to our proprietary know‑how, information or technology, we cannot be certain that we have executed such agreements with all parties who may have helped to develop our intellectual property or who had access to our proprietary information, nor can we be certain that our agreements will not be breached. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide‑ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
The USPTO and various foreign patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions to maintain patent applications and issued patents. Noncompliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.
We have not yet registered trademarks for a commercial trade name for serlopitant in the United States or elsewhere and failure to secure such registrations could adversely affect our business.
We have not yet registered trademarks for a commercial trade name for serlopitant in the United States or elsewhere. During trademark registration proceedings, our trademark application may be rejected. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.
We may not be able to enforce our intellectual property rights throughout the world.
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.
Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market serlopitant or any future products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain and enforce adequate intellectual property protection for our technology.
If we are unable to protect the confidentiality of our proprietary information and know‑how, the value of our technology and products could be adversely affected.
We may not be able to protect our proprietary information and technology adequately. Although we use reasonable efforts to protect our proprietary information, technology, and know‑how, our employees, consultants, contractors and outside scientific advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information, technology or know‑how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect proprietary information, technology and know‑how. We rely, in part, on non‑disclosure and confidentiality agreements with our employees, consultants and other parties to protect our proprietary information, technology and know‑how. These agreements may be breached and we may not have adequate remedies for any breach. Moreover, others may independently develop similar or equivalent proprietary information, and third parties may otherwise gain access to our proprietary knowledge.
Our intellectual property agreements with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.
Certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Our assignment agreements may not be self‑executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
Risks Related to Government Regulation
The regulatory approval process is lengthy, time-consuming, and highly uncertain, and we may experience significant delays and may not obtain regulatory approval for the commercialization of serlopitant or any future product candidates.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize serlopitant. Neither we nor any current or future collaborator is permitted to market serlopitant or any future product candidate in the United States or in any foreign countries until we or they receive approval of an NDA from the FDA or marketing authorization from the applicable regulatory authorities of such jurisdictions. We have not submitted an application or obtained marketing approval for serlopitant anywhere in the world. Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

▪	warning or untitled letters;

▪	civil and criminal penalties;

▪	injunctions;

▪	withdrawal of regulatory approval of products;

▪	product seizure or detention;

▪	product recalls;

▪	total or partial suspension of production; and

▪	refusal to approve pending NDAs or supplements to approved NDAs.
Prior to obtaining approval to commercialize a drug candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well‑controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such drug candidate is safe and effective for its intended uses. The number of non-clinical studies and clinical trials that will be required for FDA approval varies depending on many factors, including the drug candidate, the disease or condition that the drug candidate is designed to address, and results of non-clinical studies and clinical trials of the drug candidate. Even if we believe the non‑clinical or clinical data for our drug candidates is promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a drug candidate for any or all targeted indications.
Regulatory approval of an NDA is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process and we may encounter matters with the FDA that requires us to expend additional time and resources and delay or prevent the approval of our product candidates. For example, the FDA may require us to conduct additional studies or trials for serlopitant either prior to or post‑approval, such as additional drug‑drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects in our current clinical trials from the United States. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

▪	a drug candidate may not be deemed safe or effective;

▪	FDA officials may not find the data from non‑clinical studies and clinical trials sufficient;

▪
the FDA might not approve our third‑party manufacturers’ processes or may find objectionable conditions at our third‑party manufacturers’ facilities that must be corrected before our drug candidate can be approved; or

▪	the FDA may change its approval policies or adopt new regulations.
If serlopitant or any future product candidate fails to demonstrate safety and efficacy in clinical trials or does not gain regulatory approval, our business and results of operations will be materially and adversely harmed. Additionally, if the FDA requires that we conduct additional clinical studies, places limitations on serlopitant in our label, delays approval to market serlopitant or limits the use of serlopitant, our business and results of operations may be harmed.

Even if we receive regulatory approval of serlopitant or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
Any regulatory approvals or other marketing authorizations we obtain for serlopitant or any future product candidates may be subject to limitations on the indicated uses for which the product may be marketed or the conditions of approval or marketing authorization, or contain requirements for potentially costly post‑market testing and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority authorizes our product candidates for marketing, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record keeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post‑marketing information and reports, registration, as well as continued compliance with cGMPs, and GCP requirements for any clinical trials that we conduct post‑approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third‑party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

▪	restrictions on the marketing or manufacturing of our product, withdrawal of the product from the market, or product recalls;

▪	fines, warning or untitled letters or holds on clinical trials;

▪
refusal by the FDA to accept new marketing applications or supplements, approve or otherwise authorize for marketing pending applications or supplements to applications filed by us or current or future collaborators or suspension or revocation of approvals or other marketing authorizations;

▪	product seizure or detention, or refusal to permit the import or export of our product; and

▪	injunctions or the imposition of civil or criminal penalties.
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is unclear. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may not obtain marketing approval or we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third‑party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding, and applying new payment methodologies. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; created the Independent Payment Advisory Board, which, once empaneled, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The Trump administration and members of the U.S. Congress have indicated that they may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Most recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. It is uncertain the extent to which any such changes may impact our business or financial condition.
In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two‑for‑one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget, or OMB, on February 2, 2017, the administration indicates that the “two‑for‑one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two‑for‑one provisions and other previously issued executive orders relating to the review of federal regulations, and on September 8, 2017, the FDA published notices in the Federal Register soliciting broad public comment to identify regulations that could be modified in compliance with these Executive Orders. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
We expect that any regulatory approval to market serlopitant in the United States will be limited by indication. If we fail to comply or are found to be in violation of FDA and other regulations restricting the promotion of serlopitant for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.
If our clinical trials are successful, we intend to seek approval to market serlopitant for the treatment of pruritus associated with specified dermatologic conditions, as well as for refractory chronic cough. We do not have plans to seek approval of serlopitant for any other indication at this time, including for the treatment of pruritus associated with any dermatologic condition other than atopic dermatitis, psoriasis or prurigo nodularis. If we obtain regulatory approval to market serlopitant with an indication statement for the treatment of one or more of these indications, we will likely be prohibited from marketing serlopitant using any promotional claims relating to treatment of pruritus generally. Marketing of serlopitant may also be limited by regulatory authorities based on use as a monotherapy or adjuvant, concomitant medications, severity of pruritus and other factors.
The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. While serlopitant is being studied in pruritus associated with each of atopic dermatitis, psoriasis and prurigo nodularis, as well as refractory chronic cough, serlopitant may not be promoted for uses that are not approved in the labeling by the FDA or EMA. Physicians may nevertheless prescribe serlopitant off‑label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of serlopitant for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.
In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti‑kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.
If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.
If approved, serlopitant or any future products may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so we could be subject to sanctions that would materially harm our business.
If we are successful in commercializing serlopitant or any other products, FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed time frame. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.
If third-party manufacturers fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.
Before our contract manufacturers can begin commercial manufacture of serlopitant, the process and systems used in the manufacture of serlopitant must be approved and each facility must have a compliance status that is acceptable to the FDA and other regulatory authorities. In addition, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and foreign regulatory authorities, before and after product approval. Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, any potential third‑party manufacturer may be unable to continue to pass or initially pass federal, state or international regulatory inspections in a cost‑effective manner. Furthermore, although we do not have day‑to‑day control over the operations of our contract manufacturers, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

If a third‑party manufacturer with whom we contract is unable to comply with applicable laws and regulations, including cGMPs, serlopitant may not be approved, or we may be subject to fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our financial results and financial condition.
Our failure to obtain regulatory approvals for serlopitant in foreign jurisdictions would prevent us from marketing our products internationally.
In order to market any product in the European Economic Area, or EEA (which is composed of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. Before granting the MA, the European Medicines Agency, or EMA, or the competent authorities of the Member States of the EEA make an assessment of the risk‑benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis, and even if we do file we may not receive necessary approvals to commercialize our products in any market.
We may be subject to healthcare laws and regulations relating to our business, and could face substantial penalties if we are determined not to have fully complied with such laws, which would have an adverse impact on our business.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third‑party payors, customers and patients, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval. Such laws include:

▪
the U.S. federal Anti‑Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a U.S. healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the U.S. federal Anti‑Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

▪
U.S. federal civil and criminal false claims laws and civil monetary penalties laws, including the civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. government;

▪
the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal

Anti‑Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

▪
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

▪
the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members;

▪	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

▪
analogous state and non‑U.S. laws and regulations, such as state anti‑kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third‑party payors, including private insurers; state laws that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state and non‑U.S. laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities may conclude that our business practices, including our consulting and advisory board arrangements with physicians and other healthcare providers, some of whom receive stock options as compensation for services provided, do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time‑consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.
Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
In the United States and some non‑U.S. jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post‑approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.
For example, in March 2010, the Affordable Care Act was enacted in the United States to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on the pricing of medical items and services, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the Affordable Care Act of importance to our potential product candidates are the following:

▪	an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents;

▪	an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States;

▪	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

▪	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

▪
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point‑of‑sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

▪	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

▪	expansion of eligibility criteria for Medicaid programs in certain states;

▪	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

▪	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

▪	a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and

▪	an independent payment advisory board that will submit recommendations to Congress to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The new Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition.
In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year and will remain in effect through 2025; the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years; and the Medicare Access and CHIP Reauthorization Act of 2015, which, among other things, ended the use of the sustainable growth rate formula and provides for a 0.5% update to physician payment rates for each calendar year through 2019, after which there will be a 0%

annual update each year through 2025. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.
Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in October 2017, California passed a new law, to become effective in January 2019, which will require transparency from biopharmaceutical companies regarding price increases for prescription drugs. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.
We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved or cleared product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.
We face regulation and potential liability related to privacy, data protection and information security which may require significant resources and may adversely affect our business, operations and financial performance.
The regulatory environment surrounding privacy, data protection and information security is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clinical subjects, clinical investigators, employees and vendors/business contacts, including in relation to medical records, credit card data and financial information. Failure to comply with these data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business.
For example, HIPAA, as amended by HITECH, and their respective implementing regulations, impose specific requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.
Also, the European Parliament has adopted the General Data Protection Regulation (“GDPR”), which will become effective on May 25, 2018. This regulation replaces the EU's 1995 data protection directive and shall be the single EU standard across all member states. The GDPR takes a broad view of the types of information that are deemed covered as personal identification information and contains provisions that require businesses to protect such personal data and the privacy of EU citizens for transactions that occur within EU member states. The GDPR also regulates the exportation of personal data outside of the EU. Non-compliance with the GDPR could result in significant penalties. Many companies, including our company, are assessing the requirements of the GDPR against current business practices and preparing for compliance with this regulation once it becomes effective.
Risks Related to Our Common Stock and Our Status as a Public Company
An active public market for our common stock may not be sustained.
We completed our IPO in January 2018. Prior to that offering, there has been no public market for our common stock, and an active trading market for our shares may not be sustained. Further, certain of our existing institutional investors, including investors affiliated with certain of our directors, purchased an aggregate of 1,684,118 shares of common stock in our IPO. Accordingly, fewer shares may be actively traded in the public market because these stockholders will be restricted from selling the shares by restrictions under applicable securities laws, which would reduce the liquidity of the market for our common stock.
The lack of an active market may impair our ability to raise capital and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.
The trading price of the shares of our common stock is volatile, and stockholders could incur substantial losses.
Our stock price is volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

▪
announcement of clinical trial results, including the anticipated announcement of results from our Phase 2 trial of serlopitant for the treatment of pruritus associated with atopic dermatitis in April 2018, or any additional results we announce;

▪	the commencement or enrollment of our ongoing and planned clinical trials of serlopitant or any future clinical trials we may conduct, or changes in the development status of serlopitant;

▪	announcements of clinical trials results by competitors;

▪	adverse results from, delays in or termination of clinical trials;

▪
any delay in our regulatory filings for serlopitant or any other drug candidate and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

▪	adverse regulatory decisions, including failure to receive regulatory approval of our drug candidates;

▪	unanticipated serious safety concerns related to the use of serlopitant or any other drug candidate;

▪	changes in financial estimates by us or by any securities analysts who might cover our stock;

▪	future capital raising transactions;

▪	conditions or trends in our industry;

▪	changes in the market valuations of similar companies;

▪	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

▪	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

▪	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

▪	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

▪	investors’ general perception of our company and our business;

▪	recruitment or departure of key personnel;

▪	overall performance of the equity markets;

▪	trading volume of our common stock;

▪	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

▪	significant lawsuits, including patent or stockholder litigation;

▪	general political and economic conditions; and

▪	other events or factors, many of which are beyond our control.
In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.
If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.
The trading market for our common stock may be influenced by the research and reports that equity research analysts publish about us and our business. Prior to our IPO, there had not been a public market for our common stock and we did not have research coverage by equity research analysts. We do not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline. If our operating results fail to meet the forecast of analysts, our stock price will likely decline.
If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.
We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.
A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse in connection with our IPO, the market price of our common stock could decline significantly. The lock-up agreements pertaining to that offering will expire July 23, 2018. As of February 28, 2018, there were approximately 23.0 million shares of our common stock outstanding. After the lock-up agreements expire, as of February 28, 2018, up to approximately 14.9 million additional shares of common stock will be eligible for sale in the public market, approximately 11.0 million of which shares are held by current directors, executive officers and other affiliates and may be subject to Rule 144 under the Securities Act.
In addition, as of February 28, 2018, approximately 5.5 million shares of common stock are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
The holders of approximately 12.6 million shares of our common stock, or approximately 54.7% of our total outstanding common stock as of February 28, 2018, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

▪	a classified board of directors with three‑year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

▪	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

▪
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

▪
the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

▪	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

▪
the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

▪	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

▪
the requirement that a special meeting of stockholders may be called only by the chief executive officer or the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

▪
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, these provisions would apply even if we were to receive an offer that some stockholders may consider beneficial.

We are also subject to the anti‑takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third‑party claims against us and may reduce the amount of money available to us.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.
In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

▪
We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

▪	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

▪
We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

▪
We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

▪
The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

▪	We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.
Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We do not currently intend to pay dividends on our common stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, stockholders are not likely to receive any dividends on their common stock for the foreseeable future. Since we do not intend to pay dividends, stockholders’ ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.
Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of February 28, 2018, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates will, in the aggregate, beneficially own 63.4% of our outstanding common stock.
As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may believe are in their best interest.
We are an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

▪	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

▪
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

▪	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

▪	not being required to hold a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period.
Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes‑Oxley Act and the rules and regulations of Nasdaq. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2018, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10‑K filing for that year, as required by Section 404 of the Sarbanes‑Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We have never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.
We may identify weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
If we are not able to comply with the requirements of Section 404 of the Sarbanes‑Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission, or SEC, or other regulatory authorities.
We have broad discretion to determine how to use the funds raised in our IPO of our common stock, and may invest or spend the proceeds in ways with which stockholders do not agree and in ways that may not increase the value of their investment.
Our management has broad discretion over the use of proceeds from our IPO. Our stockholders may not agree with our decisions, and our use of the proceeds may not yield any return on their investment. We expect to use the net proceeds to us from that offering, together with our existing cash and cash equivalents: (i) to complete our ongoing Phase 2 clinical trials of serlopitant for prutitus associated with atopic dermatitis and psoriasis, and for refractory chronic cough; (ii) to significantly advance our planned Phase 3 development of serlopitant for pruritus associated with prurigo nodularis; (iii) to supply serlopitant for our clinical trials and for the development and validation of our commercial manufacturing process for serlopitant in preparation for our NDA and Marketing Authorization Application, or MAA submissions; (iv) for a $3.0 million milestone payment to Merck, associated with initiating a Phase 3 clinical trial; and (v) the remainder for personnel expenses, other development activities, including potentially commencing Phase 3 clinical trials for pruritus associated with atopic dermatitis and psoriasis, and for refractory chronic cough, working capital and other general corporate purposes, including the costs of operating as a new public company. Our failure to effectively apply the net proceeds from our IPO could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. Our stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from that offering.
We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.
As of December 31, 2017, we had federal and state net operating loss carryforwards of $44.3 million and $15.0 million, respectively. These carryforwards will begin to expire in 2031 for federal and state purposes, if not utilized before they expire. As of December 31, 2017, we had federal and state research and development tax credit carryforwards of $2.1 million and $0.9 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. These net operating loss and tax credit carryforwards could expire unused and be unavailable if we do not generate sufficient taxable income prior to their expiration. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership over a three‑year period, the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes to offset its post‑change income or tax liability may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Sections 382 or 383. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including our IPO, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use our net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.
We will incur increased costs and demands upon management as a result of being a new public company.
As a new public company listed in the United States, we will incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, LLC, may increase legal and financial compliance costs and make some activities more time‑consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue‑generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We lease our principal facilities, which consist of approximately 14,000 square feet of office space located in Redwood City, California under a lease that expires in March 2020. We believe that our existing facilities are adequate for our current needs; however, we may require additional space and facilities as our business expands.

Item 3. Legal Proceedings.
We are not currently a party to any material legal proceedings

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been listed on The Nasdaq Global Select Market under the symbol “MNLO” since January 24, 2018. Prior to that date, there was no public trading market for our common stock.
Market Information
Our common stock has been listed on the Nasdaq Global Select market under the symbol “MNLO” since our IPO on January 25, 2017. Prior to that date, there was no public trading market for our common stock. As a result, we have not set forth quarterly information with respect to the high and low sale prices for our common stock for the two most recent fiscal years. From January 25, 2018, our first day of trading on the Nasdaq Global Select Market, to February 28, 2018, the high and low prices for our common stock were $39.86 and $20.50, respectively.
Holders of Common Stock
As of February 28, 2018, there were approximately 26 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.
Recent Sales of Unregistered Securities
The following list sets forth information as to all securities we have sold since January 1, 2015, which were not registered under the Securities Act.

1.	In November 2015, we issued an aggregate of 14,106,583 shares of our Series B Preferred Stock at a price per share of $3.19 in cash.

2.	In July 2017, we issued an aggregate of 11,854,463 shares of our Series C convertible preferred stock at a price per share of $4.26 in cash.

3.
We sold an aggregate of 348,295 shares of common stock to employees and directors for cash and other consideration in the aggregate amount of approximately $136,496 upon the exercise of stock options and stock awards.

4.	We granted stock options and stock awards to employees, directors and consultants covering an aggregate of 2,856,972 shares of common stock, at a weighted-average exercise price of $3.13 per share.
We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraphs (1) and (2) by virtue of Section 4(a)(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(a)(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs (3) and (4) above under Section 4(a)(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.
Use of Proceeds
In January 2018, we completed our IPO and issued 8,050,000 shares of our common stock, including the underwriter’s exercise of their over-allotment option, at an initial offering price to the public of $17.00. We received net proceeds from the IPO of approximately $125.5 million, after deducting underwriting discounts and commissions of approximately $9.6 million and estimated offering costs of approximately $1.5 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. The underwriters were Jefferies LLC, Piper Jaffray & Co., Guggenheim Securities LLC and JMP Securities LLC.
Shares of our common stock began trading on the Nasdaq Global Select Market on January 25, 2018. The shares were registered under the Securities Act on registration statement on Form S-1 (Registration No. 333-222324), which was declared effective by the SEC on January 24, 2018.
We expect to use the proceeds from the IPO to fund our activities related to seeking U.S. regulatory approval, and for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated January 24, 2018, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.
Stock Performance Graph
We have elected not to include a performance graph in this Annual Report on Form 10-K because the period between the date that our common stock began trading on the Nasdaq Global Select Market and the end of our most recently completed fiscal year is 30 days or less.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

The following selected financial data is qualified in its entirety by, and should be read in conjunction with the financial statements and the notes thereto included in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Report. The selected statements of income data for each of the three years in the period ended December 31, 2017, and the balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited financial statements.

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except share and per share numbers)
Statements of Operations Data:
Collaboration and license revenue	$4,582	$674	$—
Operating expenses:
Research and development	29,007	11,255	2,921
General and administrative	5,168	3,751	1,687
Total operating expenses	34,175	15,006	4,608
Loss from operations	(29,593)	(14,332)	(4,608)
Interest income and other expenses, net	517	264	—
Net loss attributable to common stockholders	$(29,076)	$(14,068)	$(4,608)
Net loss attributable to common stockholder per share, basic and diluted	$(5.69)	$(2.82)	$(0.97)
Weighted-average number of common shares used to compute basic and diluted net loss per share	5,108,121	4,987,133	4,735,148

	December 31,
	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$62,479	$41,328	$43,808
Working capital	56,044	27,637	43,115
Total assets	66,867	42,053	43,885
Convertible preferred stock	109,327	59,003	59,003
Accumulated deficit	(59,191)	(30,115)	(16,047)
Total stockholders’ deficit	(57,034)	(29,441)	(15,953)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
We are a late‑stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus associated with dermatologic conditions such as atopic dermatitis, psoriasis and prurigo nodularis. We are concurrently evaluating the use of serlopitant for the treatment of refractory chronic cough. We believe that serlopitant, a highly selective small molecule inhibitor of the neurokinin 1 receptor, or NK1‑R, has the potential to significantly alleviate pruritus and refractory chronic cough symptoms.
Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of serlopitant. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of December 31, 2017, we had an accumulated deficit of $59.2 million, primarily as a result of research and development and general and administrative expenses. We incurred net losses of approximately $29.1 million, $14.1 million and $4.6 million in the years ended December 31, 2017, 2016 and 2015, respectively. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize serlopitant for the treatment of pruritus associated with one or more dermatologic conditions or for refractory chronic cough, and we can provide no assurance that we will ever generate significant revenue or profits.
We have financed our operations primarily through private placements of convertible preferred stock, from which we have received net proceeds of $109.3 million through December 31, 2017, including gross proceeds of $50.5 million from the sale of Series C convertible preferred stock in July 2017, and from an upfront, non‑refundable payment of $11.0 million and a milestone payment of $2.0 million under our August 2016 license and collaboration agreement with Japan Tobacco Inc. and Torii Pharmaceutical Co. Ltd., together referred to as JT Torii, which we refer to as the Collaboration Agreement. As of December 31, 2017, our cash and cash equivalents and investments totaled $62.5 million. In January 2018, we completed our initial public offering. We sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.5 million, net of underwriting commissions and related expenses. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”
We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2 and planned Phase 3 clinical trials, the development and validation of our commercial manufacturing process for serlopitant, and other development activities including potentially commencing Phase 3 clinical trials for pruritus associated with atopic dermatitis and psoriasis, and for refractory chronic cough. In addition, we expect to pay a $3.0 million milestone payment to Merck upon the initiation of our Phase 3 clinical trials for pruritus associated with prurigo nodularis. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.
We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of serlopitant, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of serlopitant for one or more indications or delay our efforts to expand our product pipeline.

Components of Operating Results
Revenue
We have not generated any revenue from the sale of products since our inception and do not expect to generate any revenue from the sale of products in the near future.
Collaboration and License Revenue
We recognize revenue pursuant to the Collaboration Agreement and our services agreement with JT Torii in connection with the clinical development and commercialization of products covered by the collaboration, including non-refundable upfront license fees, contingent consideration payments based on the achievement of defined collaboration milestones and royalties on sales of commercialized products.
Under the Collaboration Agreement, we granted to JT Torii the right to develop and commercialize products containing serlopitant in Japan, for the treatment of diseases and conditions other than nausea or vomiting. In exchange, JT Torii paid us an upfront, non‑refundable payment of $11.0 million in August 2016. In addition, we are entitled to receive aggregate payments of up to $28.0 million upon the achievement of specified development and regulatory milestones, and $15.0 million upon the achievement of a commercial milestone, as well as tiered royalties from the mid-single digits up to the mid‑teens on sales of licensed products in Japan.
Revenue from the upfront payment is being amortized over the period of performance of the Collaboration Agreement, the period which we expect to provide research and development services to JT Torii. During the fourth quarter of 2017, the Company achieved a substantive milestone related to the validation of the manufacturing process under the Collaboration Agreement, and recognized revenues of $2.0 million.
On September 1, 2017, we entered into a new services agreement with JT Torii to provide research and development services, including regulatory, chemistry and manufacturing support and related materials, that is distinct from the original Collaboration Agreement. We evaluated the new services agreement and determined that the research and materials delivered to JT Torii represent a separate contractual arrangement that provides standalone value to JT Torii. The fees received under the services agreement are recognized as and when such services are performed by us and JT Torii consumes the benefits of those services. We have no obligation to provide services unless requested by JT Torii and agreed to by us. We are eligible to receive reimbursement of estimated costs incurred, and payment for research services performed directly by us, at agreed upon rates.
Operating Expenses
Research and Development Expenses
Substantially all of our research and development expenses consist of expenses incurred in connection with the development of serlopitant. These expenses include certain payroll and personnel expenses including stock‑based compensation, consulting costs, contract manufacturing costs and fees paid to clinical research organizations or CROs to conduct certain research and development activities on our behalf. We do not allocate our costs by each indication for which we are developing serlopitant, as a significant amount of our development activities broadly support all indications.  In addition, several of our departments support our serlopitant drug candidate development program and we do not identify internal costs for each potential indication. We do not separately track costs incurred in connection with our agreements with JT Torii, which are also included in research and development expenses. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.
We expense both internal and external research and development expenses as they are incurred. We are focusing substantially all of our resources and development efforts on the development of serlopitant. We expect our research and development expenses to increase during the next few years as we seek to complete our clinical program, pursue regulatory approval of serlopitant in the United States and prepare for a possible commercial launch of serlopitant. Predicting the timing or the final cost to complete our clinical program or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the U.S. Food and Drug Administration or FDA, or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict when or if serlopitant will receive regulatory approval in the United States with any certainty.
General and Administrative Expenses
General and administrative expenses consist principally of personnel‑related costs, including stock‑based compensation, for personnel in executive, finance, business and corporate development, and other administrative functions, professional fees for legal, consulting, accounting services, rent and other general operating expenses not otherwise classified as research and development expenses.
We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, including stock‑based compensation, expanded infrastructure and higher consulting, legal and accounting services associated with maintaining compliance with stock exchange listing and SEC requirements, investor relations costs and director and officer insurance premiums associated with being a public company.
Interest Income and Other Expense, Net
Interest income consists primarily of interest earned on our investments in corporate notes and government agency notes.

Results of Operations
Comparison of the Years Ended December 31, 2017 and 2016
The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	Increase	% Change
Collaboration and license revenue	$4,582	$674	$3,908	580
Operating expenses:
Research and development	29,007	11,255	17,752	158
General and administrative	5,168	3,751	1,417	38
Loss from operations	(29,593)	(14,332)	(15,261)	106
Interest income and other expense, net	517	264	253	96
Net loss	$(29,076)	$(14,068)	$(15,008)	107

Collaboration and License Revenue
Collaboration and license revenue of $4.6 million for the year ended December 31, 2017 was primarily due to the allocation of revenue we recognized during the period from the initial upfront payment of $11.0 million under the Collaboration Agreement with JT Torii we entered into in August 2016, as well as $2.0 million in milestone revenue and additional revenue from JT Torii for development support services recognized by us during the period. We had collaboration and license revenue of $0.7 million for the year ended December 31, 2016 related to the Collaboration Agreement.
Research and Development Expenses
During the year ended December 31, 2017, research and development expenses increased $17.8 million, or 158% as compared to 2016. The increase was primarily due to an increase in clinical trial expenses of $10.9 million, an increase in personnel expenses of $2.3 million as a result of an increase in our employee headcount, as well as an increase of $2.0 million in consulting expenses. For the periods presented, substantially all of our research and development expenses related to our development activity for serlopitant.
General and Administrative Expenses
During the year ended December 31, 2017, general and administrative expenses increased $1.4 million, or 38% as compared to 2016. The increase was primarily due to an increase in personnel expenses of $0.8 million as a result of an increase in our employee headcount, as well as an increase of $0.6 million in consulting expenses.
Interest Income and Other Expense, Net
Interest income and other expense, net was $0.5 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively, which is related to interest earned on our outstanding investment balances.

Comparison of the Years Ended December 31, 2016 and 2015
The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,		Increase	% change
	2016	2015
Collaboration and license revenue	$674	$—	$674	*
Operating expenses:
Research and development	11,255	2,921	8,334	285
General and administrative	3,751	1,687	2,064	122
Loss from operations	(14,332)	(4,608)	(9,724)	211
Interest income and other expense, net	264	—	264	*
Net loss	$(14,068)	$(4,608)	$(9,460)	205

*	Not meaningful.

Collaboration and License Revenue
Collaboration and license revenue of $0.7 million for the year ended December 31, 2016 was entirely due to the allocation of revenue we recognized during the period from the initial upfront payment of $11.0 million under the Collaboration Agreement with JT Torii we entered into in August 2016. We had no collaboration and license revenue for the year ended December 31, 2015.
Research and Development Expenses
During the year ended December 31, 2016, research and development expenses increased $8.3 million, or 285% as compared to 2015. The increase was primarily due to a $5.2 million increase in clinical trial costs, an increase of $1.5 million in personnel expenses as a result of an increase in our employee headcount, and a $1.2 million increase in consulting expenses and professional fees. For the years ended December 31, 2016 and 2015, substantially all of our research and development expenses related to our development activity for serlopitant.
General and Administrative Expenses
During the year ended December 31, 2016, general and administrative expenses increased $2.1 million, or 122% as compared to 2015. The increase was primarily due to an increase in personnel expenses of $1.0 million and an increase in consulting expenses and professional fees of $0.9 million incurred as we expanded our operations.
Interest Income and Other Expense, Net
Interest income and other expense, net was $0.3 million for the year ended December 31, 2016, which related to interest earned on our outstanding investment balances. We had no interest income and other expense, net for the year ended December 31, 2015.
Liquidity and Capital Resources
Through December 31, 2017, we have financed our operations primarily through private placements of convertible preferred stock and from payments under the Collaboration Agreement. We received net proceeds of $109.3 million from the sale and issuance of preferred stock through December 31, 2017, including $50.3 million received from the sale of our Series C convertible preferred stock in July 2017, net of offering costs. In August 2016, we received an upfront, non-refundable payment of $11.0 million from JT Torii in connection with the entry into the Collaboration Agreement. As of December 31, 2017, we had cash, cash equivalents and investments of $62.5 million. Our cash, cash equivalents and investments are held in money market accounts and investments in corporate notes and government notes.
In January 2018, we completed our initial public offering. We sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.5 million, net of underwriting commissions and related expenses.
We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing Phase 2 and planned Phase 3 clinical trials, the development and validation of our commercial manufacturing process for serlopitant, and other development activities including potentially commencing Phase 3 clinical trials for pruritus associated with atopic dermatitis and psoriasis and for refractory chronic cough. In addition, we expect to pay a $3.0 million milestone payment to Merck upon the initiation of our Phase 3 clinical trials for pruritus associated with prurigo nodularis. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.
We will continue to require additional capital to develop our product candidate and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

▪
the time and cost necessary to complete our ongoing Phase 2 clinical trials for pruritus associated with atopic dermatitis and psoriasis and for refractory chronic cough, our planned Phase 3 clinical trials for pruritus associated with prurigo nodularis as well as any additional current and planned clinical trials of serlopitant;

▪	the number, size and type of any additional clinical trials or studies we may choose to initiate or that we may be required to complete prior to obtaining regulatory approval of serlopitant;

▪
the timing of, and costs involved in, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we current expect, and the costs of post‑marketing studies that could be required by regulatory authorities;

▪	our ability to receive payments under our collaboration with JT Torii, and the timing of receipt of any such payments;

▪	the timing of the milestone payments we must make to Merck;

▪	the costs of preparing to manufacture serlopitant on a commercial scale;

▪	our ability to successfully commercialize serlopitant;

▪	the manufacturing, selling and marketing costs associated with serlopitant, including the cost and timing of forming and expanding our sales organization and marketing capabilities;

▪	the degree and rate of market acceptance of any products launched by us or our partners;

▪	the cash requirements of any future acquisitions or discovery of product candidates;

▪	the progress, timing, scope and costs of our non-clinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;

▪	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

▪	our need and ability to hire additional personnel;

▪	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and

▪	the emergence of competing technologies or other adverse market developments.
If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others, rights to serlopitant in certain territories or indications that we would prefer to develop and commercialize ourselves.
See “Risk Factors” for additional risks associated with our substantial capital requirements.
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) provided by:
Operating activities	$(28,247)	$(2,291)	$(4,183)
Investing activities	(15,065)	(37,490)	—
Financing activities	49,491	—	47,718
Net increase (decrease) in cash	$6,179	$(39,781)	$43,535

Cash Used In Operating Activities
Cash used in operating activities for the year ended December 31, 2017 was $28.2 million, primarily due to the net loss of $29.1 million, offset by stock based compensation of $1.5 million and changes in operating assets and liabilities, including an increase in prepaid and other assets of $1.8 million, a decrease in deferred revenue of $1.8 million and an increase in accounts payable and accrued liabilities of $3.6 million.
Cash used in operating activities in 2016 was primarily due an increase of $10.3 million in deferred revenue associated with the upfront cash payment received in August 2016 in connection with the Collaboration Agreement, non‑cash stock‑based compensation expense of $0.6 million, offset by use of funds in our operations that resulted in a net loss of $14.1 million, as well as changes in other operating assets and liabilities, including an increase of $0.6 million in prepaid expenses and an increase in accounts payable and accrued liabilities of $1.4 million.
Cash used in operating activities was $4.2 million for the year ended December 31, 2015 and was primarily due to the use of funds in our operations related to the development of serlopitant and the resulting net loss of $4.6 million, offset by a decrease in accrued expenses of $0.3 million.
Cash Used in Investing Activities
Cash used in investing activities for the year ended December 31, 2017 represented purchases of investments of $64.1 million, offset by proceeds received from maturities and sales of investments of $49.1 million. Cash used in investing activities for the year ended December 31, 2016 represented purchases of investments of $55.3 million, offset by proceeds received from maturities and sales of investments of $17.9 million. We had no cash used in investing activities for the year ended December 31, 2015.
Cash Provided by Financing Activities
During the year ended December 31, 2017 cash provided by financing activities was $50.4 million, consisting primarily of net proceeds from the sale of Series C convertible preferred stock. Cash provided by financing activities was $0 for the year ended December 31, 2016. Cash provided by financing activities was $47.7 million for the year ended December 31, 2015 consisted primarily of net proceeds from the issuance of Series A and Series B convertible preferred stock.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Lease obligations, net	$656	$848	$—	$—	$1,504

In December 2012, we entered into an exclusive worldwide royalty‑free license agreement with Merck for exclusive worldwide rights for the development and commercialization of serlopitant and two other NK1‑R antagonists in all human diseases, disorders or conditions, except for the treatment and prevention of nausea or vomiting. We have agreed to make aggregate payments of up to $25.0 million dollars upon the achievement of specified development and regulatory milestones for serlopitant. However, because the achievement of these milestones is not fixed and determinable, such commitments have not been included on our balance sheet or in the Contractual Obligations and Commitments table above. In the near term, upon dosing our first patient in our Phase 3 clinical trials for serlopitant for the treatment of pruritus associated with prurigo nodularis, we will be obligated to make a milestone payment of $3.0 million to Merck pursuant to our license agreement, which we anticipate paying from our existing cash resources. For additional information regarding future payments to third parties, including milestone and royalty payments to Merck, please see “Business—License and Collaboration Agreements.”
We enter into contracts in the normal course of business with CROs for clinical trials, non‑clinical studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non‑cancelable obligations under these agreements are not material.
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
While our significant accounting policies are described in the Notes to our financial statements, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Revenue Recognition
To date, our clinical drug candidate, serlopitant, has not been approved for sale by the FDA and we have not generated any revenue from the sale of products. We generate revenue pursuant to the Collaboration Agreement and our services agreement with JT Torii in connection with the clinical development and commercialization of products covered by these agreements.
On August 10, 2016, we entered into the Collaboration Agreement with JT Torii. Under the Collaboration Agreement, we granted to JT Torii the rights to develop and commercialize products containing serlopitant in Japan, for the treatment of diseases and conditions other than nausea or vomiting. In exchange, JT Torii paid us an upfront, non‑refundable payment of $11.0 million. In addition, we are entitled to receive aggregate payments of up to $28.0 million upon the achievement of specified development and regulatory milestones, and $15.0 million upon the achievement of a commercial milestone, as well as tiered royalties from the mid-single digits up to the mid‑teens on sales of licensed products in Japan. Our performance obligations under the license agreement include the transfer of intellectual property rights in the form of licenses, obligations to participate on certain development and/or commercialization committees with the collaboration partners and supply manufactured drug product for clinical trials.
We recognize revenue pursuant to the Collaboration Agreement in connection with the clinical development and commercialization of products covered by the collaboration, including non-refundable upfront license fees, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. Revenue from our Collaboration Agreement is recognized when (i) persuasive evidence of an arrangement exists; (ii) transfer of technology has been completed, services have been performed or products have been delivered; (iii) the fee is fixed and determinable, and (iv) collection is reasonably assured.
For revenue agreements with multiple elements such as the Collaboration Agreement, we evaluate the agreements in accordance with ASC 605-25 Revenue Recognition - Multiple Element Arrangements to identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on the achievement of certain criteria including whether the deliverable has standalone value. Upfront payments for licenses are evaluated to determine if the licensee can obtain standalone value from the license separate from the value of the research and development services and other deliverables in the arrangement to be provided by us. The assessment of multiple-element arrangements also requires judgment in order to determine the allocation of revenue to each deliverable and the appropriate period of time over which the revenue should be recognized.
Under the Collaboration Agreement, we have determined that the license does not have standalone value separate from the research and development services because JT Torii cannot resell such license on a standalone basis or use the license with its available resources to obtain any economic value without our participation. The license and the services are combined as one unit of accounting and upfront payments are recorded initially as deferred revenue in the balance sheet. Revenue is then recognized on a straight-line basis over an estimated performance period that is consistent with the term of performance obligations, unless we determine there is a discernible pattern of performance other than straight-line, in which case we use a proportionate performance method to recognize the revenue over the estimated performance period. We are recognizing the upfront fee on a straight-line basis over the initial period of performance of six years, which represents the estimated development period in the territories based on the initial development plan managed by the joint steering committee. The term of the agreement is through the expiration of the patents associated with serlopitant. We periodically review our estimated periods of performance based on the progress under each arrangement and account for the impact of any changes in estimated periods of performance on a prospective basis.
At the inception of each agreement that includes milestone payments, including the Collaboration Agreement, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. We evaluate factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone, and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Non‑refundable payments that are contingent upon achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved, assuming all other revenue recognition criteria are met. Other contingent payments in which a portion of the milestone consideration is refundable or adjusts based on future performance or non‑performance (e.g., through a penalty or clawback provision) are not considered to relate solely to past performance, and therefore, not considered substantive. Amounts that are not recognized as revenue due to the uncertainty as to whether they will be retained or because they are expected to be refunded are recorded as a liability. We recognize non‑substantive milestone payments over the remaining estimated period of performance once the milestone is achieved. Contingent payments associated with the achievement of specific objectives in certain contracts that are not considered substantive because we do not contribute effort to the achievement of such milestones are recognized as revenue upon achievement of the objective, as long as there are no undelivered elements remaining and no continuing performance obligations by us, assuming all other revenue recognition criteria are met. We are entitled to receive aggregate payments of up to $28.0 million upon the achievement of specified development and regulatory milestones, and $15.0 million upon the achievement of a commercial milestone. Certain of the milestones related to preparation of an IND for submission to regulatory authorities in the territory are considered substantive given that they are triggered by our performance relative to the achievement of pre-specified, “at risk” milestone events, such as the initiation or successful completion of regulatory development phases. All other milestones are considered non-substantive because the milestone is dependent upon the performance of the collaboration partner rather than us.
On September 1, 2017, the Company entered into a separate services agreement with JT Torii to provide research and development services, including regulatory, chemistry and manufacturing support and related materials that is distinct from the original Collaboration Agreement. The Company evaluated the new services agreement and determined that the research and materials delivered to JT Torii represents a separate earnings process that provides standalone value to JT Torii. The fees received under the services agreement will be recognized as and when such services are performed by the Company and JT Torii consumes the benefits of those services. The Company has no obligation to provide services unless requested by JT Torii and agreed to by us. The Company is eligible to receive reimbursement of estimated costs incurred and payment for research services performed directly by the Company at agreed upon rates. During the year ended December 31, 2017, the Company recognized revenue of $0.8 million and recorded expenses of $0.5 million as research and development expense in the statement of operations related to the new services agreement. The services agreement terminates upon the termination of the Collaboration Agreement or by mutual agreement of the parties.
Research and Development Expenses
Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.
We estimate non‑clinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage non‑clinical studies and clinical trials on our behalf. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.
Stock-Based Compensation Expense
The Company measures and recognizes compensation expense for all stock‑based awards made to employees, directors and non‑employees, based on estimated fair values recognized using the straight‑line method over the requisite service period.
The fair value of options to purchase common stock granted to employees is estimated on the grant date using the Black‑Scholes option valuation model. The calculation of stock‑based compensation expense requires that the Company make certain assumptions and judgments about a number of complex and subjective variables used in the Black‑Scholes model, including the expected term, expected volatility of the underlying common stock, risk‑free interest rate, as well as estimating future forfeitures of unvested stock options. To the extent actual forfeiture results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period the estimates are revised.

The Company accounts for common stock warrants and options issued to non‑employees under Accounting Standards Codification (“ASC”) 505‑50 Equity‑Equity based payments to Non‑Employees, using the Black‑Scholes option valuation model as they are earned. The fair value of such non‑employee awards is remeasured over the vesting period.
Common Stock Valuations
Prior to our initial public offering, we were required to periodically estimate the fair value of our common stock when issuing stock options and computing our estimated stock-based compensation expense. The fair value of our common stock was determined on a periodic basis by our board of directors, with the assistance of an independent third-party valuation expert. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different. In determining the fair value of our common stock, our board of directors considered valuation methods intended to comply with Section 409A of the Internal Revenue Code that create a presumption that the resulting valuation is reasonable for federal tax purposes.
The fair value of the common stock underlying our stock options was estimated at each grant date by our board of directors. Our board of directors intended all options granted to be exercisable at a price per share not less than the estimated per share fair value of our common stock underlying those options on the date of grant. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Income Taxes
We provide for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. We record a valuation allowance to reduce our deferred tax assets to reflect the net amount that we believe is more likely than not to be realized. Realization of our deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based upon the weight of available evidence at December 31, 2017, we continue to maintain a full valuation allowance against all of our deferred tax assets after management considered all available evidence both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts.
We account for uncertain tax positions in accordance with ASC 740‑10, Accounting for Uncertainty in Income Taxes. We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities. evaluate uncertain tax positions on a quarterly basis and adjust the liability for changes in facts and circumstances, such as new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, significant amendment to an existing tax law, or resolution of an examination. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determination is made. The resolution of our uncertain income tax positions is dependent on uncontrollable factors such as law changes, new case law, and the willingness of the income tax authorities to settle, including the timing thereof and other factors. Although we do not anticipate significant changes to our uncertain income tax positions in the next twelve months, items outside of our control could cause our uncertain income tax positions to change in the future, which would be recorded in our consolidated statements of operations. Interest and/or penalties related to income tax matters are recognized as a component of income tax expense.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the taxation of multinational corporations. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates. Although the Tax Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017.
As a result of the impacts of the Tax Act, the SEC provided guidance that allows the Company to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of December 31, 2017, the Company has not completed the accounting for the tax effects of the Tax Act. Therefore, we have recorded provisional amounts for the effects of the Tax Act. The primary impact of the Tax Act relates to the re-measurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate (“Corporate Tax Rate Change”). The Company is evaluating other accounting policies with respect to other provisions of the Tax Act.
As of December 31, 2017 our total deferred tax assets were $15.0 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses, or NOLs. Utilization of NOLs may be limited by the “ownership change” rules, as defined in Section 382 of the Code. Similar rules may apply under state tax laws. Our ability to use our remaining NOLs may be further limited if we experience an ownership change in connection with future offerings, future offerings or as a result of future changes in our stock ownership.
Investment Securities
We have an investment policy which limits us to investing in highly rated corporate and government notes, and no individual investment may comprise more than 5% of the total portfolio.
We classify our investment securities as available‑for‑sale. Those investments with maturities less than 12 months at the date of purchase are considered short‑term investments. Those investments with maturities greater than 12 months at the date of purchase are considered long‑term investments. Our investment securities classified as available‑for‑sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of comprehensive income or loss.
A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Premiums (discounts) are amortized (accreted) over the life of the related security as an adjustment to yield using the straight‑line interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:

▪	Level 1—Quoted prices in active markets for identical assets or liabilities;

▪
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

▪	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Off-Balance Sheet Arrangements
Since our inception, we have not engaged in any off‑balance sheet arrangements, as defined in the rules and regulations of the SEC. See Note 5 of our audited financial statements included in this Annual Report on Form 10-K, Commitments and Contingencies, regarding our guarantees and indemnifications.
Related Party Transactions
From 2011 through 2016, we have operated with significant consulting and management services provided by Velocity Pharmaceutical Development, LLC, or VPD. Development services fees paid to VPD under a development services agreement (the “Development Services Agreement”) were $1.0 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively. We also reimbursed VPD for consulting, travel and other expenses incurred on our behalf. As of December 31, 2017 and December 31, 2016, we had no outstanding liabilities to VPD. Several managing directors of VPD have served as officers and directors of the Company. David Collier, M.D., a former member of our board of directors, is the Chief Executive Officer of VPD, and Xiaoming Zhang, Ph.D., our Senior Vice President, Non‑Clinical and Pharmaceutical Development, was a Venture Partner of VPD.

Indemnification
As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2017.
JOBS Act Accounting Election
The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.
Recently Issued and Adopted Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The update requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016‑18 is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We are currently evaluating the effects, if any, that the adoption of this guidance will have on our financial statements.
In March 2016, the FASB issued ASU 2016‑09, Improvements to Employee Share‑Based Payment Accounting as part of its simplification initiative, which involves several aspects of accounting for share‑based payment transactions, including the income tax effects, statutory withholding requirements, forfeitures and classification on the statement of cash flows. The standard is effective for companies for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. We adopted this standard as of January 1, 2017, and there was no impact to our financial statements as a result of the adoption.
In February 2016, the FASB issued ASU 2016‑02, Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight‑line basis over the term of the lease, respectively. A lessee is also required to record a right‑of‑use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We are currently evaluating the effects, if any, that the adoption of this guidance will have on our financial statements.
In January 2016, the FASB issued ASU 2016‑01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016‑01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We are currently evaluating the effects, if any, that the adoption of this guidance will have on our financial statements.
In November 2015, the FASB issued ASU 2015‑17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We elected to early adopt ASU 2015‑17 as of the beginning of our fourth quarter ended December 31, 2015 on a prospective basis. There was no impact to the balance sheet amounts as a result of early adoption.
In August 2014, the FASB issued ASU 2014‑15 related to Presentation of Financial Statements ‑ Going Concern (Subtopic 205‑40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance about management’s responsibilities in evaluating an entity’s going concern uncertainties, and about the timing and content of related footnote disclosures. Under this amended guidance, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We adopted this standard in 2016 and there was no impact on the financial position, results of operations or related financial statement disclosures.
In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow‑scope improvements and practical expedients, respectively. The effective date of this additional update is the same as that of ASU 2014‑09. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method. We are still finalizing the analysis to quantify the adoption impact of the provisions of the new standard, but we do not currently expect to have a material impact on the financial position or results of operations. Based on the evaluation of our current collaboration agreement and associated revenue streams, most of the revenue will be recorded consistently under both the current and the new standard. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.
There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on results of operations, financial condition, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2017, we had cash, cash equivalents and investments of $62.5 million, consisting of interest‑bearing money market accounts and investments in corporate notes and government securities, which would be affected by changes in the general level of United States interest rates. However, due to the short‑term maturities and the low‑risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.
We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Index to Financial Statements
Menlo Therapeutics Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Menlo Therapeutics Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Menlo Therapeutics Inc. (“Company”) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.
We have served as the Company's auditor since 2016.
San Diego, California
March 28, 2018

Menlo Therapeutics Inc.
Balance Sheets
(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$10,206	$4,027
Short‑term investments	49,295	26,881
Accounts receivable	786	—
Prepaid expenses and other current assets	3,574	632
Total current assets	63,861	31,540

Long‑term investments	2,978	10,420
Property and equipment, net	28	27
Prepaid and other long‑term assets	—	66
Total assets	$66,867	$42,053

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,462	$1,526
Accrued expenses and other current liabilities	3,559	581
Deferred revenue, current	1,796	1,796
Total current liabilities	7,817	3,903

Deferred revenue, long‑term	6,735	8,531
Other non‑current liabilities	22	57
Total liabilities	14,574	12,491

Commitments and contingencies (see Note 5)

Series A convertible preferred stock, $0.001 par value, 14,300 shares authorized at December 31, 2017 and 2016; 14,300 shares issued and outstanding at December 31, 2017 and 2016; Liquidation value of $14,300 as of December 31, 2017 and 2016	14,183	14,183
Series B convertible preferred stock, $0.001 par value, 14,106,583 shares authorized at December 31, 2017 and 2016; 14,106,583 shares issued and outstanding at December 31, 2017 and 2016; Liquidation value of $45,000 as of December 31, 2017 and 2016	44,820	44,820
Series C convertible preferred stock, $0.001 par value, 14,201,878 and 0 shares authorized at December 31, 2017 and 2016, respectively; 11,854,463 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively; Liquidation value of $50,500 and $0 as of December 31, 2017 and 2016, respectively	50,324	—
Stockholders’ deficit:
Common stock, $0.0001 par value, 55,000,000 and 36,500,000 shares authorized at December 31, 2017 and 2016, respectively; 5,298,593 and 5,280,058 shares issued and outstanding at December 31, 2017 and 2016, respectively	1	1
Additional paid‑in capital	2,207	699
Accumulated other comprehensive loss	(51)	(26)
Accumulated deficit	(59,191)	(30,115)
Total stockholders’ deficit	(57,034)	(29,441)
Total liabilities, convertible preferred stock and stockholders’ deficit	$66,867	$42,053

Menlo Therapeutics Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Collaboration and license revenue	$4,582	$674	$—
Operating expenses:
Research and development	29,007	11,255	2,921
General and administrative	5,168	3,751	1,687
Total operating expenses	34,175	15,006	4,608
Loss from operations	(29,593)	(14,332)	(4,608)
Interest income and other expense, net	517	264	—
Net loss attributable to common stockholders	$(29,076)	$(14,068)	$(4,608)
Other comprehensive loss:
Unrealized loss on available‑for‑sale securities	(25)	(26)	—
Comprehensive loss	$(29,101)	$(14,094)	$(4,608)
Net loss attributable to common stockholder per share, basic and diluted	$(5.69)	$(2.82)	$(0.97)
Weighted‑average number of common shares used to compute basic and diluted net loss per share	5,108,121	4,987,133	4,735,148

Menlo Therapeutics Inc.
Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2015	11,500	$11,383	—	$—	—	$—	4,962,653	$1	$28	$(11,439)	$—	$(11,410)
Issuance of Series A convertible preferred stock	2,800	2,800	—	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $179	—	—	14,106,583	44,820	—	—	—	—	—	—	—	—
Exercise of unvested stock options	—	—	—	—	—	—	317,405	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	65	—	—	65
Net loss	—	—	—	—	—	—	—	—	—	(4,608)	—	(4,608)
Balance at December 31, 2015	14,300	$14,183	14,106,583	$44,820	—	—	5,280,058	1	$93	$(16,047)	—	$(15,953)
Vesting of early exercised stock options	—	—	—	—	—	—		—	33	—	—	33
Stock-based compensation	—	—	—	—	—	—	—	—	573	—	—	573
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(26)	(26)
Net loss	—	—	—	—	—	—	—	—	—	(14,068)	—	(14,068)
Balance at December 31, 2016	14,300	$14,183	14,106,583	$44,820	—	—	5,280,058	1	$699	$(30,115)	$(26)	$(29,441)
Issuance of Series C convertible preferred stock, net of issuance costs of $173	—	—	—	—	11,854,463	50,324	—	—	—	—	—	—
Issuance of common stock on exercise of stock options	—	—	—	—	—	—	18,535	—	34	—	—	34
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	22	—	—	22
Stock-based compensation	—	—	—	—	—	—	—	—	1,452	—	—	1,452
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(25)	(25)
Net loss	—	—	—	—	—	—	—	—	—	(29,076)	—	(29,076)
Balance at December 31, 2017	14,300	$14.183	14,106,583	$44,820	11,854,463	$50,324	5,298,593	$1	$2,207	$(59,191)	$(51)	$(57,034)

Menlo Therapeutics Inc.
Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(29,076)	$(14,068)	$(4,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	4	—
Unrealized loss on available‑for‑sale investments	(25)	(26)	—
Amortization of premium on investment securities	66	158	—
Stock‑based compensation expense	1,452	573	65
Gain on disposal of equipment	19	—	—
Accrued interest	31	—	—
Change in operating assets and liabilities:
Accounts receivable	(786)	—	—
Prepaid expenses and other current assets	(1,790)	(555)	(22)
Prepaid and other long‑term assets	66	(66)	—
Accounts payable	620	889	—
Accrued expenses and other current liabilities	2,976	466	346
Deferred revenue	(1,796)	10,327	36
Other non‑current liabilities	(12)	7	—
Net cash used in operating activities	(28,247)	(2,291)	(4,183)

Investing activities
Purchase of property and equipment	(27)	(31)	—
Purchase of investments	(64,148)	(55,309)	—
Proceeds from sales of investments	6,000	3,600	—
Proceeds from maturities of investments	43,110	14,250	—
Net cash used in investing activities	(15,065)	(37,490)	—

Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	50,324	—	47,620
Proceeds from the exercise of stock options	34	—	98
Deferred financing costs	(867)	—	—
Net cash provided by financing activities	49,491	—	47,718

Net increase (decrease) in cash and cash equivalents	6,179	(39,781)	43,535

Cash and cash equivalents at beginning of period	4,027	43,808	273

Cash and cash equivalents at end of period	$10,206	$4,027	$43,808
Noncash financing activities
Deferred financing costs	$316	$—	$—

Menlo Therapeutics Inc.
Notes to Financial Statements

1.	Formation and Business of the Company
Menlo Therapeutics Inc., or the “Company”, is a late‑stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus, or itch, associated with dermatologic conditions such as atopic dermatitis, psoriasis and prurigo nodularis. The Company is concurrently evaluating the use of serlopitant for the treatment of refractory chronic cough, a cough that persists for at least eight weeks despite treatment of any identified underlying cause. The Company believes that its product candidate, serlopitant, a highly selective once‑daily, oral small molecule inhibitor of the neurokinin 1 receptor, or NK1‑R, has the potential to significantly alleviate itch and cough symptoms. Pruritus associated with atopic dermatitis, psoriasis and prurigo nodularis, as well as refractory chronic cough, each represents a significant patient need.
The Company was incorporated in Delaware in October 2011. Since commencing operations, the Company has devoted substantially all of its resources to developing its product candidate, including conducting clinical trials and providing general and administrative support for these operations.
Initial Public Offering
In January 2018, the Company completed its initial public offering (“IPO”) of shares of its common stock, pursuant to which the Company issued 8,050,000 shares of common stock, which includes 1,050,000 shares issued pursuant to the over-allotment option granted to its underwriters, and received net proceeds of approximately $125.5 million, after deducting underwriting discounts, commissions and offering expenses. In connection with the completion of the Company's IPO, all shares of convertible preferred stock converted into 9,629,405 shares of common stock.
Liquidity and Capital Resources
Since inception, the Company has incurred losses and negative cash flows from operations. For the year ended December 31, 2017, the Company incurred a net loss of $29.1 million and used $28.2 million of cash in operations. As of December 31, 2017, the Company had cash, cash equivalents and investments of $62.5 million and an accumulated deficit of $59.2 million.
Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. Management plans to finance operations through equity or debt financing arrangements, and/or third‑party collaboration funding. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.
The Company believes that its existing cash, cash equivalents and investments as of December 31, 2017 together with funds available from the January 2018 IPO, will provide sufficient funds to enable it to meet its obligations for at least the next twelve months.

2.	Significant Accounting Policies
Basis of Presentation
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.
Reverse Stock Split
On January 8, 2018, the Company effected a reverse split of shares of the Company’s common stock at a ratio of 1-for-2.6975 pursuant to an amendment to the amended and restated certificate of incorporation approved by the Company’s board of directors and stockholders. The par value and the authorized shares of the common stock were not adjusted as a result of the reverse split. All issued and outstanding common stock share and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse split for all periods presented, and the conversion ratio of the preferred stock was adjusted accordingly.
Segments
The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long‑lived assets are maintained in the United States of America.
Use of Estimates
Preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting periods covered by the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, stock‑based compensation expense, the resolution of uncertain tax positions and valuation allowance, recovery of long‑lived assets and accruals for research and development costs. Management bases its estimates on historical experience on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Risk and Uncertainties
The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential drug candidate, uncertainty of market acceptance of the Company’s product candidate, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers.
The Company’s product candidate requires clearances from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that the product candidate will receive the necessary clearances. If the Company was denied clearance, clearance was delayed or the Company was unable to maintain clearance, it could have a materially adverse impact on the Company.
The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be at terms acceptable by the Company.
Cash and Cash Equivalents
Cash and cash equivalents are stated at fair value. Cash equivalents include only securities having an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by placing its investments with an institution it believes is highly creditworthy and with highly rated money market funds. As of December 31, 2017 and 2016, cash and cash equivalents consisted of bank deposits, cash and investments in money market funds.

Investment Securities
The Company classifies its investment securities as available‑for‑sale. Those investments with maturities less than 12 months at the date of purchase are considered short‑term investments. Those investments with maturities greater than 12 months at the date of purchase are considered long‑term investments. The Company’s investment securities classified as available‑for‑sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of comprehensive income or loss.
A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Premiums (discounts) are amortized (accreted) over the life of the related security as an adjustment to yield using the straight‑line interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
Property and Equipment, Net
Property and equipment are stated at cost and depreciated using the straight‑line method over the estimated useful lives of the assets, generally between three and five years. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash, accounts payable and accrued liabilities and other current liabilities, and deferred revenue approximate their fair values due to their short maturities.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and investments. As of December 31, 2017 and 2016, the majority of our cash, cash equivalents and investments are held by one U.S. financial institution in excess of federally insured limits. We invest cash in excess of our current needs in United States Treasury and government agency securities, highly‑rated short or medium‑term debt securities and money market funds and, by policy, diversify our investments to limit the amount of credit exposure. The Company has an investment policy which limits the Company to investing in highly rated corporate and government notes, and no individual investment may comprise more than 5% of the total portfolio.
Income Taxes
The Company accounts for income taxes under the asset and liability method which requires, among other things, that deferred income taxes be provided for temporary differences between the tax basis of the Company’s assets and liabilities and their financial statement reported amounts. Management makes estimates, assumptions and judgments to determine the Company’s provision for income taxes and also for deferred tax assets and liabilities, and any valuation allowances recorded against the Company’s deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance.
The Company has adopted ASC 740-10, Accounting for Uncertainty in Income Taxes, that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.
Research and Development Expenses
Research and development costs are expensed as incurred. Substantially all of our research and development expenses consist of expenses incurred in connection with the development of serlopitant. These expenses include certain payroll and personnel expenses including stock‑based compensation expense, consulting costs, contract manufacturing costs, and fees paid to clinical research organizations, or CROs, to conduct research and development. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.
The Company estimates non‑clinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage non‑clinical studies and clinical trials on its behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.
Patent Costs
The Company has no historical data to support a probable future economic benefit for the arising patent applications, filing and prosecution costs. Therefore, patent costs are expensed as incurred.
Operating Leases
The Company recognizes rent expense on a straight‑line basis over the non‑cancellable term of the operating lease.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock‑based awards made to employees, directors and non‑employees, based on estimated fair values recognized using the straight‑line method over the requisite service period.
The fair value of options to purchase common stock granted to employees is estimated on the grant date using the Black‑Scholes option valuation model. The calculation of stock‑based compensation expense requires that the Company make certain assumptions and judgments about a number of complex and subjective variables used in the Black‑Scholes model, including the expected term, expected volatility of the underlying common stock, risk‑free interest rate, as well as estimating future forfeitures of unvested stock options. To the extent actual forfeiture results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period the estimates are revised. The Company accounts for options issued to non‑employees using the Black‑Scholes option valuation model and is measured and recognized as the stock options are earned.
Convertible Preferred Stock
The Company recorded the convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock is recorded outside of stockholders’ equity because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock will become redeemable at the option of the holders. All outstanding convertible preferred stock converted into common stock in January 2018 upon the effectiveness of the IPO.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments and distributions to owners. Comprehensive loss consists of the net loss and changes in accumulated other comprehensive income, which are comprised of unrealized gains (losses) on available‑for‑sale investments.
Revenue Recognition
To date, the Company’s clinical drug candidates have not been approved for sale by the FDA and the Company has not generated any revenue from product sales.

On August 10, 2016, the Company entered into a license and collaboration agreement with Japan Tobacco Inc. and Torii Pharmaceutical Co. Ltd., together referred to as “JT Torii”, which is referred to as the “Collaboration Agreement”. Under the Collaboration Agreement, the Company granted to JT Torii the rights to develop and commercialize products containing serlopitant in Japan for the treatment of diseases and conditions other than nausea or vomiting. In exchange, JT Torii paid an upfront, non‑refundable payment of $11.0 million. In addition, the Company is entitled to receive aggregate payments of up to $28.0 million upon the achievement of specified development and regulatory milestones, and $15.0 million upon the achievement of a commercial milestone, as well as tiered royalties from the mid-single digits up to the mid‑teens on sales of licensed products in Japan. The Company’s performance obligations under the license agreement includes the transfer of intellectual property rights in the form of licenses, obligations to participate on certain development and/or commercialization committees with the collaboration partners and supply manufactured drug product for clinical trials.
The Company recognizes revenue pursuant to the Collaboration Agreement in connection with the clinical development and commercialization of products covered by the collaboration, including non-refundable upfront license fees, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. To date, the Company has not generated or recognized revenue from sales of its product candidates.
Revenue from the Collaboration Agreement is recognized when

(i)	persuasive evidence of an arrangement exists,

(ii)	transfer of technology has been completed, services have been performed or products have been delivered,

(iii)	the fee is fixed and determinable, and

(iv)	collection is reasonably assured.
The Company evaluates revenue agreements with multiple‑elements in accordance with ASC 605-25 Revenue Recognition - Multiple Element Arrangements. The Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting based on the achievement of certain criteria including whether the deliverable has stand‑alone value. Upfront payments for licenses are evaluated to determine if the licensee can obtain standalone value from the license separate from the value of the obligations to participate on certain development and/or commercialization committees with the collaboration partners and supply manufactured drug product for clinical trials in the arrangement to be provided by the Company. The Company is reimbursed by JT Torii for the non-commercial supplies of serlopitant at the same rate as charged by the third party manufacturer, which does not include a significant and incremental discount to JT Torii. The assessment of multiple-element arrangements also requires judgment in order to determine the allocation of revenue to each deliverable and the appropriate period of time over which the revenue should be recognized.
Under the Collaboration Agreement, the Company has determined that the license does not have standalone value separate from the research and development services because JT Torii cannot resell such license on a standalone basis or use the license with its available resources to obtain any economic value without the Company’s participation. The license and the services are combined as one unit of accounting and upfront payments are recorded initially as deferred revenue in the balance sheet. Revenue is then recognized on a straight-line basis over an estimated performance period that is consistent with the term of performance obligations, unless the Company determines there is a discernible pattern of performance other than straight-line, in which case the Company uses a proportionate performance method to recognize the revenue over the estimated performance period. The Company is recognizing the upfront fee on a straight-line basis over the initial period of performance of six years, which represents the estimated development period in the territories based on the initial development plan managed by the joint steering committee. The term of the agreement is through the expiration of the patents associated with serlopitant.

The Company periodically reviews its estimated periods of performance based on the progress under each arrangement and accounts for the impact of any changes in estimated periods of performance on a prospective basis.
At the inception of each agreement that includes milestone payments, including the Collaboration Agreement, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Non‑refundable payments that are contingent upon achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved, assuming all other revenue recognition criteria are met. Other contingent payments in which a portion of the milestone consideration is refundable or adjusts based on future performance or non‑performance (e.g., through a penalty or claw‑back provision) are not considered to relate solely to past performance, and therefore, not considered substantive. Amounts that are not recognized as revenue due to the uncertainty as to whether they will be retained or because they are expected to be refunded are recorded as a liability. The Company recognizes non‑substantive milestone payments over the remaining estimated period of performance once the milestone is achieved. Contingent payments associated with the achievement of specific objectives in certain contracts that are not considered substantive because the Company does not contribute effort to the achievement of such milestones are recognized as revenue upon achievement of the objective, as long as there are no undelivered elements remaining and no continuing performance obligations by the Company, assuming all other revenue recognition criteria are met.
Under the Collaboration Agreement, the Company is entitled to receive aggregate payments of up to $28.0 million upon the achievement of specified development and regulatory milestones, and $15.0 million upon the achievement of a commercial milestone. Two of the milestones, which amount to $2 million each, relate to the preparation of an IND for submission to regulatory authorities in the territory are considered substantive given that they are triggered by the Company’s performance relative to the achievement of pre-specified, “at risk” milestone events, including the submission of all completed clinical trials data packages and the validation of the manufacturing process. All other milestones, which amount to an aggregate of $24.0 million, are considered non-substantive because the milestone is dependent upon the performance of the collaboration partner rather than the Company.
Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, current portion. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Expenses related to the collaboration agreement are recorded as a component of research and development in the statement of operations as incurred, and to date have been immaterial.
During the fourth quarter of 2017, the Company achieved a substantive milestone related to the validation of the manufacturing process under the Collaboration Agreement, and recognized revenues of $2.0 million.
On September 1, 2017, the Company entered into a separate services agreement with JT Torii to provide research and development services, including regulatory, chemistry and manufacturing support and related materials that is distinct from the original Collaboration Agreement. The Company evaluated the new services agreement and determined that the research and materials delivered to JT Torii represents a separate earnings process that provides standalone value to JT Torii. The fees received under the services agreement will be recognized as and when such services are performed by the Company and JT Torii consumes the benefits of those services. The Company has no obligation to provide services unless requested by JT Torii and agreed to by us. The Company is eligible to receive reimbursement of estimated costs incurred and payment for research services performed directly by the Company at agreed upon rates. During the year ended December 31, 2017, the Company recognized revenue of $0.8 million and recorded expenses of $0.5 million as research and development expense in the statement of operations related to the new services agreement. The services agreement terminates upon the termination of the Collaboration Agreement or by mutual agreement of the parties.

Net Loss per Share of Common Stock
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock and common stock options are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2017, 2016 and 2015, diluted net loss per common share is the same as basic net loss per common share for those periods.
Recent Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The update requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016‑18 is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its financial statements.
In March 2016, the FASB issued ASU 2016‑09, Improvements to Employee Share‑Based Payment Accounting as part of its simplification initiative, which involves several aspects of accounting for share‑based payment transactions, including the income tax effects, statutory withholding requirements, forfeitures and classification on the statement of cash flows. The standard is effective for companies for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. The Company adopted this standard as of January 1, 2017, and there was no impact to the Company’s financial statements as a result of the adoption.
In February 2016, the FASB issued ASU 2016‑02, Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight‑line basis over the term of the lease, respectively. A lessee is also required to record a right‑of‑use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its financial statements.
In January 2016, the FASB issued ASU 2016‑01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016‑01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its financial statements.
In November 2015, the FASB issued ASU 2015‑17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We have elected to early adopt ASU 2015‑17 as of the beginning of our fourth quarter ended December 31, 2015 on a prospective basis. There was no impact to the balance sheet amounts as a result of early adoption.
In August 2014, the FASB issued ASU 2014‑15 related to Presentation of Financial Statements ‑ Going Concern (Subtopic 205‑40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance about management’s responsibilities in evaluating an entity’s going concern uncertainties, and about the timing and content of related footnote disclosures. Under this amended guidance, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company adopted this standard in 2016 and there was no impact on the financial position, results of operations or related financial statement disclosures.
In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow‑scope improvements and practical expedients, respectively. The effective date of this additional update is the same as that of ASU 2014‑09. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method. The Company is still finalizing the analysis to quantify the adoption impact of the provisions of the new standard, but it does not currently expect to have a material impact on the financial position or results of operations. Based on the evaluation of its current collaboration agreement and associated revenue streams, most of the revenue will be recorded consistently under both the current and the new standard. The FASB has issued, and may issue in the future, interpretive guidance which may cause the Company’s evaluation to change. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.
There are no other recently issued accounting standards that apply to the Company or that are expected to have a material impact on results of operations, financial condition, or cash flows.
3.    Fair Value Measurements
The fair value of our financial instruments reflects the amounts that we estimate we would receive in connection with the sale of an asset or pay in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). We disclose and recognize the fair value of our assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:
Level 1 ‑ Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;
Level 2 ‑ Inputs other than quoted prices that are observable for the assets or liability either directly or indirectly, including inputs in markets that are not considered to be active;
Level 3 ‑ Inputs that are unobservable.
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.
During the years presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2017 and 2016.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets:
Money market funds	$8,685	$8,685	$—	$—
Corporate notes	46,098	5,103	40,995	—
Government notes	6,175	6,175	—	—
Total assets	$60,958	$19,963	$40,995	$—

	Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Assets:
Money market funds	$3,808	$3,808	$—	$—
Corporate notes	26,108	7,225	18,883	—
Government notes	11,193	11,193	—	—
Total assets	$41,109	$22,226	$18,883	$—

The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds and marketable securities. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.
The investments are classified as available‑for‑sale securities. At December 31, 2017 and 2016, the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available‑for‑sale securities. There were no realized gains or losses recognized on the sale or maturity of available‑for‑sale securities for the years ended December 31, 2017 and 2016 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the year. The Company has a limited number of available‑for‑sale securities in insignificant loss positions as of December 31, 2017 and 2016, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available‑for‑sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
Money market funds	$8,685	$—	$—	$8,685
Corporate notes	46,133	—	(35)	46,098
Government notes	6,191	—	(16)	6,175
	$61,009	$—	$(51)	$60,958

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
Money market funds	$3,808	$—	$—	$3,808
Corporate notes	26,134	—	(26)	26,108
Government notes	11,193	—	—	11,193
	$41,135	$—	$(26)	$41,109

4.	Balance Sheets Components
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued personnel expenses	$1,108	$273
Accrued clinical and development expenses	2,250	245
Other	201	63
Total	$3,559	$581

5.	Commitments and Contingencies
Legal Matters
The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. Management is not aware of any pending or threatened litigation.

License Agreement
In December 2012, the Company entered into an exclusive worldwide royalty free license agreement with Merck Sharp & Dohme Corp., or “Merck” for exclusive worldwide rights for the development and commercialization of serlopitant and two other NK1‑R antagonists in all human diseases, disorders or conditions, except for the treatment and prevention of nausea or vomiting. The Company paid Merck an upfront non‑refundable, non‑creditable licensing fee of $1.0 million dollars and issued to Merck shares of its common stock. In addition, the Company has agreed to make aggregate payments of up to $25.0 million dollars upon the achievement of specified development and regulatory milestones.
Future milestone payments are considered to be contingent consideration and will be accrued when the applicable milestone is achieved. Through December 31, 2017, no milestones have been achieved under the license agreement.
Leases
The Company conducts its operations using leased office facilities. In September 2017, the Company entered into a lease agreement. The 30 month lease, beginning on October 1, 2017, provides approximately 14,000 square feet of office space in Redwood City, California. Base annual rent is approximately $55,000 per month, with annual increases. The Company recognizes rent expense on a straight‑line basis over the respective lease period.
Rent expense for the years ended December 31, 2017, 2016 and 2015 was $400,000, $208,000 and $7,000, respectively.
As of December 31, 2017, total future minimum lease payments under our operating leases are as follows (in thousands):

Year ending December 31:
2018	$656
2019	675
2020	173
Total future minimum lease payments	$1,504
Indemnification
As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2017.
Contingencies
From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

6.	Convertible Preferred Stock
As of December 31, 2017, the Company’s Certificate of Incorporation, as amended, authorized the Company to issue up to 28,322,761 shares of convertible preferred stock, par value of $0.001, of which 14,300 were designated Series A convertible preferred stock and 14,106,583 are designated Series B convertible preferred stock, and 14,201,878 shares are designated Series C convertible preferred stock.
In July 2017, the Company issued 11,854,463 shares of Series C convertible preferred stock to investors at $4.26 per share with gross proceeds of $50.5 million.
In January 2018, the Company completed its initial public offering (“IPO”) of shares of its common stock, pursuant to which the Company issued 8,050,000 shares of common stock, which includes 1,050,000 shares issued pursuant to the over-allotment option granted to its underwriters, and received net proceeds of approximately $125.5 million, after deducting underwriting discounts, commissions and offering expenses. In connection with the completion of the Company's IPO, all shares of convertible preferred stock converted into 9,629,405 shares of common stock.
The Company had outstanding convertible preferred stock as of the times set forth below as follows:

	As of December 31, 2017
	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference (in thousands)
Series A	14,300	14,300	$14,300
Series B	14,106,583	14,106,583	45,000
Series C	14,201,878	11,854,463	50,500
Total	28,322,761	25,975,346	$109,800

	As of December 31, 2016
	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference (in thousands)
Series A	14,300	14,300	$14,300
Series B	14,106,583	14,106,583	45,000
Total	14,120,883	14,120,883	$59,300

Significant terms of the Series A, B and C convertible preferred stock as of December 31, 2017 (collectively, the “Preferred Stock”) are as follows:
Liquidation Preference
In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of the then outstanding shares of Series A convertible stock and Series B convertible preferred stock and Series C convertible preferred stock are first entitled to receive the amount of $1,000 and $3.19 and $4.26 per share, respectively plus all declared but unpaid dividends for such shares, prior and in preference to any distribution of any assets of the Company to the holders of the common stock. If, upon the occurrence of such event, the proceeds distributed among the holders of the Series A, B and C convertible preferred stock are insufficient to permit the full payment of the aforesaid preferential amounts to each holder the convertible preferred stock, then the entire proceeds legally available for distribution to the convertible preferred stock shall be distributed ratably among the holders of the Series A, B and C convertible preferred stock in proportion to the full preferential amount that each such holder of convertible preferred stock is otherwise entitled to receive.
Upon completion of the distributions required by the above‑mentioned liquidation preferences, any remaining proceeds shall be distributed among the holders of Series B and C convertible preferred stock and common stock pro rata based on the number of shares of common stock held by each, assuming full conversion of the Series B and C convertible preferred stock to common stock at the then‑effective conversion price for such shares.
Dividends
The holders of shares of Series A, B and C convertible preferred stock are entitled to receive non‑cumulative dividends, out of any assets legally available, prior and in preference to any declaration or payment of any dividend on the common stock, at the applicable dividend rate of $80.00 per annum for each share of Series A convertible preferred stock, $0.2552 per annum for each share of Series B convertible preferred stock and $0.3408 per share per annum for each share of Series C convertible preferred stock, all subject to adjustment from time to time for recapitalizations, payable when and if declared by the Company’s board of directors. The Company has never declared any dividends on its convertible preferred stock.
Voting
The holder of each share of Series B and C convertible preferred stock are entitled to one vote for each share of common stock into which such preferred stock could then be converted and, with respect to such vote, such holder has full voting rights and powers equal to the voting rights and powers of the holders of common stock and is entitled to notice of any stockholders’ meeting in accordance with the Company’s bylaws. The holders of shares of Series A convertible preferred stock do not have a right to vote, other than as required by Delaware law and for certain directors, as set forth below.
The holders of shares of Series A convertible preferred stock are entitled to elect two of the Company’s directors. The holders of Series B convertible preferred stock are entitled to elect two of the Company’s directors. The holders of Series C convertible preferred stock are entitled to elect one of the Company’s directors. The holders of outstanding common stock are entitled to elect three of the Company’s directors. The holders of convertible preferred stock and common stock, voting together as a single class, and not as separate series, and on an as converted basis, are entitled to elect any remaining directors of the Company, subject to the approval of the then serving members of the Company’s directors.
Conversion
The holder of each share of convertible preferred stock has the option to convert each share of convertible preferred stock into such number of fully paid and nonassessable shares of common stock as is determined by dividing the applicable original issue price for such series by the applicable conversion price for such series in effect on the date the certificate is surrendered for conversion. Each share of convertible preferred stock shall automatically be converted into shares of common stock at the conversion rate at the time in effect for such series of convertible preferred stock immediately prior to the earlier of (i) sale of the Company’s common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended, with gross proceeds of not less than $40.0 million in the aggregate and an offering price to the public of no less than $17.21 per share, or (ii) upon the receipt by the Corporation of a written request or agreement of the holders of a majority of the outstanding Series A, B and C convertible preferred stock, voting together as a single class and on an as converted basis.
The conversion price of the convertible preferred stock was initially set at an amount equal to the issue price. The Series B and C convertible preferred stock conversion price is subject to adjustment for stock dividends, stock splits, re‑capitalization and upon the occurrence of certain triggering events related to anti‑dilution protection rights. In the event that a future preferred stock financing should occur at a price lower than the last preferred financing round, the conversion ratios of the existing preferred stock are changed to protect the ownership position of existing investors.
7.    Common Stock
As of December 31, 2017, the Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 55,000,000 shares of $0.0001 par value common stock. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding. The Company has never declared any dividends on common stock. As of December 31, 2017, there were 12,548,103 shares of common stock reserved available for issuance.

8.	Stock-Based Compensation
Under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”), the Company may grant options to purchase common stock, restricted stock awards, or directly issue shares of common stock to employees, directors and consultants of the Company. During 2015, the Company’s board of directors and stockholders approved an increase to the shares available under the 2011 Plan to 2,086,600 shares. During 2017, the Company’s board of directors and stockholders approved an increase to the shares available under the 2011 Plan to 3,339,724 shares. As of December 31, 2017, there were 411,772 shares of common stock available for issuance under the 2011 Plan. Options may be granted at an exercise price per share of not less than 100% of the fair market value at the date of grant. If an incentive stock option is granted to a stockholder holding 10% of the Company’s outstanding capitalization, then the purchase or exercise price per share must not be less than 110% of the fair market value per share of common stock on the grant date. Options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years.
Total stock‑based compensation expense for employees and non‑employees recognized in the statements of operations was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$792	$257	$1
General and administrative	660	316	64
Total stock‑based compensation expense	$1,452	$573	$65

At December 31, 2017, there was approximately $7.3 million of unamortized compensation expense, which was expected to be recognized over a weighted average period of 2.9 years.
2011 Plan
The table below summarizes stock option and restricted award activity under the 2011 Plan:

	Number of Shares Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 1, 2015	—
Granted	317,405	$0.31
Exercised (1)	(317,405)	$0.31
Balances at December 31, 2015	—			$—
Granted	1,485,132	$1.99
Balances at December 31, 2016	1,485,132	$1.99	9.32	$3,805
Granted	1,040,329	$5.56
Exercised (1)	(18,535)	$1.83
Balances at December 31, 2017	2,506,926	$3.50	8.79	$24,033

(1)	Includes early exercise of 317,405 options during the year ended December 31, 2015, of which 138,864 and 218,216 remain unvested as of December 31, 2017 and December 31, 2016.

Upon vesting of restricted shares and exercise of options, the Company issues common stock from its authorized shares. During the years ended December 31, 2017, 2016 and 2015, the Company received $34,000, $0 and $98,000 upon the exercise of stock options, respectively. There were 139,636 and 222,077 shares of early exercised restricted shares which have not vested at December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company had recorded a liability of $43,000 and $68,000, respectively for the early exercise of stock options, recorded as other current liabilities and other non‑current liabilities. When options are subject to the Company’s repurchase right, the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting.
The aggregate grant date fair value of employee options vesting during the years ended December 31, 2017, 2016 and 2015 was approximately $539,000, $182,000 and $1,000, respectively. The aggregate intrinsic value of shares exercised during the year ended December 31, 2017 and December 31, 2015 was $209,000 and zero, respectively. The weighted average grant date fair value of stock options granted was $5.56, $1.79 and $0.15 per share during the years ended December 31, 2017, 2016, and 2015, respectively.
There were no shares exercised in the year ended December 31, 2016.
Stock Awards Granted to Employees and Directors
Stock‑based compensation expense is based on the grant date fair value. The Company recognizes compensation expense for all stock‑based options and restricted awards on a straight‑line basis over the requisite service period of the awards, which is generally the option vesting term of four years. Stock‑ based compensation expense related to awards granted to employees and directors for the years ended December 31, 2017, 2016 and 2015 was approximately $791,000, $314,000 an $1,000, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company determines the price volatility based on the historical volatilities of industry peers as it has no trading history for its common stock price. Industry peers consist of several public companies in the biotechnology industry with comparable characteristics, including clinical trials progress and therapeutic indications.
The expected term of the options is based on the average period the stock options are expected to remain outstanding. As the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term is calculated as the midpoint between the weighted-average vesting term and the contractual expiration period also known as the simplified method. The risk-free rate is based on U.S. Treasury zero coupon issues with remaining terms consistent with the expected terms of the stock options, as determined at the time of grant. To date, the Company has not declared or paid any cash dividends and does not have any plans to do so in the future. Therefore, the Company used an expected divided yield of zero.
In addition to the assumptions used in the Black‑Scholes valuation model, the Company must also estimate a forfeiture rate to calculate the stock‑based compensation for its equity awards. The Company will continue to use judgment in evaluating the assumptions related to the Company’s stock‑based compensation on a prospective basis. As the Company continues to accumulate additional data, it may have refinements to its estimates, which could materially impact the Company’s future stock‑based compensation expense.

The following assumptions were used to calculate the fair value of awards granted to employees and directors during the years indicated:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	6.0 - 6.1	4.6 - 6.1	3.1
Volatility	75% - 100%	68% - 74%	74%
Risk‑free interest rate	1.9% - 2.3%	1.3% - 2.1%	1.0%
Dividend yield	—	—	—

Stock-Based Compensation for Non-employees
Stock‑based compensation expense related to stock awards granted to non‑employees is recognized as the awards vest. The Company believes that the fair value of the stock‑based awards granted is more reliably measurable than the fair value of the services received. The fair value of stock awards granted is calculated using the Black‑Scholes option valuation model. Stock‑ based compensation expense related to awards granted to non‑employees for the years ended December 31, 2017, 2016 and 2015 was approximately $661,000, $259,000 and $64,000, respectively.
The fair values of common stock awards granted to non‑employees were calculated using the following assumptions for the periods presented:

Year Ended December 31,
	2017	2016	2015
Expected term (in years)	8.3 - 10	9.3 - 10.0	1.0 - 1.8
Volatility	74% - 100%	84% - 86%	62% - 74%
Risk‑free interest rate	2.1% - 2.5%	1.6% - 2.5%	0.5% - 0.7%
Dividend yield	—	—	—

9.	Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(29,076)	$(14,068)	$(4,608)
Denominator:
Weighted‑average common shares outstanding	5,285,542	5,280,058	5,060,918
Less: weighted‑average common shares subject to repurchase	(177,421)	(292,925)	(325,770)
Weighted‑average common shares used to compute basic and diluted net loss per share	5,108,121	4,987,133	4,735,148
Net loss per share attributable to common stockholders:
Basic and diluted	$(5.69)	$(2.82)	$(0.97)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	December 31,
	2017	2016	2015
Convertible preferred stock issuable upon conversion to common stock	9,629,405	5,234,800	5,234,800
Outstanding common stock subject to repurchase	139,636	222,077	324,355
Stock options outstanding	2,506,926	1,485,132	—
Stock options available for issuance	411,772	198,978	1,684,110
Total	12,687,739	7,140,987	7,243,265

10.	Income Taxes
The Company did not record a provision or benefit for income taxes during the years ended December 31, 2017, 2016 and 2015.
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2017	2016	2015
Statutory Rate	34%	34%	34%
State Tax	1%	—%	6%
Permanent Differences	(3)%	—%	—%
Other	(1)%	—%	—%
General Business Credits	4%	2%	1%
Change in Valuation Allowance	(11)%	(36)%	(41)%
Tax Reform - Tax Rate Change	(24)%	—	—
Total	—%	—%	—%
The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Deferred Tax Assets
NOLs	$10,404	$10,458	$5,992
Depreciation and Amortization	226	328	362
Stock‑Based Compensation	274	161	34
Research & Development Credits	2,063	586	233
Deferred Revenue	1,791	—	—
Other Accruals	235	98	—
Total Deferred Tax Assets	$14,993	$11,631	$6,621
Valuation Allowance	(14,993)	(11,631)	(6,621)
Net Deferred Tax Assets	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2017, 2016 and 2015 was an increase of approximately $3.4 million, $5.0 million, and $1.9 million, respectively.
As of December 31, 2017 and 2016, the Company had net operating loss carryforwards for federal income tax purposes of $44.3 million and $28.2 million, respectively which expire beginning in the year 2031 and federal research and development tax credits of $2.1 million and $0.5 million, respectively which expire beginning in the year 2031.
As of December 31, 2017 and 2016, the Company had net operating loss carryforwards for state income tax purposes of $15.0 million and $15.0 million, respectively which expire beginning in the year 2031 and state research and development tax credits of $0.9 million and $0.4 million, respectively which do not expire.
Federal and state tax laws impose substantial restrictions on the utilization of the net operating loss and credit carryforwards in the event of an ownership change as defined in Section 382 of the Internal Revenue Code. Accordingly, the Company’s ability to utilize these carryforwards may be limited as a result of such ownership change. Such a limitation could result in the expiration of carryforwards before they are utilized.

The Company has adopted ASC 740-10, Accounting for Uncertainty in Income Taxes, that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. As of December 31, 2017 the Company had no accrued interest and penalties related to uncertain tax positions.
The Company filed US and California tax returns with varying statues of limitations. The federal and California tax years from 2011 to 2017 remain open to examination due to the carryover of unused net operating losses and tax credits. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months.
Uncertain Tax Positions
The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	For the year ended December 31,
	2017	2016	2015
Tax Benefits:
Unrecognized Benefit ‑ beginning of period	$229	$93	$73
Gross Increases(Decreases) ‑ prior period tax positions	59	—	—
Gross Increases(Decreases) ‑ current period tax positions	515	136	20
Total Unrecognized Benefit ‑ end of period	$803	$229	$93

Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% (the “Rate Reduction”) effective for tax years beginning after December 31, 2017. The Company reduced deferred tax assets at December 31, 2017 for the effect of the Rate Reduction. The Rate Reduction did not impact the Company's provision for income taxes for 2017 due to the full valuation allowance on deferred tax assets.
Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company determined that $7.0 million of the reduction in deferred tax assets resulting from Rate Reduction was both provisional and a reasonable estimate at December 31, 2017. Additionally, the Company is still in the process of analyzing certain provisions of the Act including the application of new executive compensation limitation provisions under Internal Revenue Section 162(m). These items are subject to revisions from further analysis of the Tax Act and interpretation of any additional guidance issued by the U.S. Treasury Department, IRS, FASB, and other standard-setting and regulatory bodies.

11.	Related Party Transactions
From 2011 through 2016, the Company has operated with significant consulting and management services provided by Velocity Pharmaceutical Development, LLC (“VPD”). Development services fees paid to VPD under the Development Services Agreement were $1.0 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively. The Company also reimbursed VPD for consulting, travel and other expenses incurred on our behalf. As of December 31, 2017 and 2016, the Company did not have any outstanding liabilities to VPD. Several managing directors of VPD have served as officers and directors of the Company. David Collier, M.D., a former member of the Company’s board of directors, is the Chief Executive Officer of VPD, and Xiaoming Zhang, Ph.D., our Senior Vice President, Non‑Clinical and Pharmaceutical Development, is a Venture Partner of VPD.

12.	Subsequent Events
On January 8, 2018, the Company effected a reverse split of shares of the Company’s common stock at a ratio of 1-for-2.6975 pursuant to an amendment to the amended and restated certificate of incorporation approved by the Company’s board of directors and stockholders. The par value and the authorized shares of the common stock were not adjusted as a result of the reverse split. All issued and outstanding common stock share and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse split for all periods presented, and the conversion ratio of the preferred stock was adjusted accordingly.
The Company adopted a 2018 Omnibus Incentive Plan, or 2018 Plan, effective on January 23, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock and cash-based awards (including annual cash incentives and long-term cash incentives). The Company has reserved for issuance pursuant to awards under the 2018 Plan, 3,000,000 shares of our common stock.
The Company adopted a 2018 Employee Stock Purchase Plan, or ESPP, effective on January 23, 2018. The ESPP will enable eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount following its effectiveness. The Company has reserved 325,000 shares of common stock for issuance under the ESPP.
In January 2018, the Company completed its initial public offering (“IPO”) of shares of its common stock, pursuant to which the Company issued 8,050,000 shares of common stock and received net proceeds of approximately $125.5 million, after deducting underwriting discounts, commissions and offering expenses. In connection with the completion of the Company's IPO, all shares of convertible preferred stock converted into 9,629,405 shares of common stock.

13.     Selected Unaudited Quarterly Financial Data

The following tables show a summary of the Company’s unaudited quarterly financial data for each of the four quarters of 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Collaboration and service revenue	$2,775	$909	$449	$449
Operating expenses	12,252	9,244	6,675	6,004
Other income (expense), net	200	163	73	81
Net loss	(9,277)	(8,172)	(6,153)	(5,474)
Basic and diluted net loss per common share (1)	$(1.80)	$(1.59)	$(1.21)	$(1.05)

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Collaboration and service revenue	$450	$224	$—	$—
Operating expenses	5,374	3,699	3,636	2,297
Other income (expense), net	88	77	74	25
Net loss	(4,836)	(3,398)	(3,562)	(2,272)
Basic and diluted net loss per common share (1)	$(0.96)	$(0.68)	$(0.72)	$(0.43)

(1)
Basic and diluted net loss per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net loss per common share.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the most recent fiscal quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.
None

Item 10. Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors

The following table sets forth information regarding our executive officers, directors and key employees as of December 31, 2017:

Name	Age	Position(s)
Executive Officers and Employee Directors
Steven Basta	52	President, Chief Executive Officer and Director
Kristine Ball	46	Senior Vice President, Corporate Strategy and Chief Financial Officer
Paul Kwon, M.D.	47	Chief Medical Officer

Key Employees
Mary Spellman, M.D.	56	Senior Vice President, Clinical Development
Danine Summers	60	Senior Vice President, Medical Affairs
Xiaoming Zhang, Ph.D.	54	Senior Vice President, Non‑Clinical and Pharmaceutical Development

Non-Employee Directors
Paul Berns	51	Director
Albert Cha, M.D., Ph.D.	45	Director
Ted Ebel	48	Director
David McGirr	63	Director
Aaron Royston, M.D.	33	Director
Scott Whitcup, M.D.	58	Director

Executive Officers and Employee Directors
Steven Basta has served as our President and Chief Executive Officer and member of our board of directors since September 2015. From October 2011 until August 2015, Mr. Basta served as Chief Executive Officer of AlterG, a privately held medical device company. From November 2002 to February 2010, Mr. Basta served as Chief Executive Officer of BioForm Medical, a publicly listed medical aesthetics company acquired by Merz, and from February 2010 to September 2011 served as Chief Executive Officer of Merz Aesthetics, the successor to BioForm Medical. Mr. Basta served on the board of Carbylan, Inc. from September 2009 to November 2016. Mr. Basta served on the board of RF Surgical, Inc. (acquired by Medtronic) from December 2013 to August 2015. Mr. Basta received a B.A. from The Johns Hopkins University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University. We believe Mr. Basta is qualified to serve as our President and Chief Executive Officer and on our board of directors because of his extensive experience in leadership and management roles at various life sciences companies.
Kristine Ball has served as our Senior Vice President, Corporate Strategy and Chief Financial Officer since September 2017. From November 2012 through October 2016, Ms. Ball served as Chief Financial Officer and Senior Vice President of Relypsa, Inc., a publicly‑listed pharmaceutical company acquired by Galenica. Prior to

Relypsa, Ms. Ball was an independent consultant from June 2011 to October 2012, advising start‑up life science companies on various strategic and operational business matters. Prior to being a consultant, Ms. Ball was Senior Vice President of Finance and Administration and Chief Financial Officer of KAI Pharmaceuticals, Inc. (acquired by Amgen), a drug discovery company, from February 2005 to January 2011, where she was responsible for finance, administration and strategic planning and was involved in a venture capital financing, pharmaceutical partnerships and, as a consultant, KAI’s acquisition. Prior to KAI, Ms. Ball served as Vice President of Finance at Exelixis, Inc., a biotechnology company, from 2000 to 2005, where she was involved in four acquisitions and Exelixis’ initial public offering and other financings. Prior to Exelixis, Ms. Ball was a senior manager in Ernst & Young’s life sciences audit practice. Ms. Ball is currently a board member of a privately-held company, Forty Seven (since February 2018). Ms. Ball holds a B.S. from Babson College and is a certified public accountant.
Paul Kwon, M.D. has served as our Chief Medical Officer since January 2016. Dr. Kwon previously served as Chief Medical Officer at Nora Therapeutics, a biotechnology company focused on developing therapeutics to address significant unmet needs in reproductive medicine from November 2010 to November 2015. Prior to joining Nora Therapeutics, Dr. Kwon held numerous positions at Genentech, where he was most recently head of the non‑oncology early clinical development group. Dr. Kwon was in clinical practice as a dermatologist from 2001 to 2003 and from 2009 to 2010 with the Permanente Medical Group in Northern California, where he served as a consultant for the Permanente Technology Group. Dr. Kwon served as Assistant Clinical Professor of Dermatology at the University of California at San Francisco from 2004 to 2014. Dr. Kwon earned his B.A. in Human Biology from Stanford University and an M.D. from the University of California at San Francisco. He is a diplomate of the American Board of Dermatology and a fellow of the American Academy of Dermatology.
Key Employees
Mary Spellman, M.D. has served as our Senior Vice President, Clinical Development since August 2017. Previously, Dr. Spellman was an independent consultant providing executive level medical, safety and development services to multiple life sciences companies, primarily supporting novel dermatology therapy and clinical development programs from August 2012 to August 2017. Prior to establishing her consulting practice, Dr. Spellman was Chief Medical Officer and Senior Vice President, Development at Revance Therapeutics, as well as Senior Director, Medical Research, Immunology at Biogen Idec, and Vice President, Dermatology Research at Connetics Corporation. Dr. Spellman is a board‑certified dermatologist with over 30 years of clinical experience, including 20 years in the biopharmaceutical industry. Dr. Spellman received a BS, Honors in Biology from Loyola University of Chicago and earned her M.D. from the Medical College of Wisconsin. She is a diplomate of the American Board of Dermatology and a fellow of the American Academy of Dermatology.
Danine Summers has served as our Senior Vice President, Medical Affairs since March 2017. Previously, from March 2013 to February 2017, Ms. Summers was Senior Vice President, Medical Affairs at Anacor Pharmaceuticals, where she participated in preparing the organization for two product launches, with responsibility for technology platform and clinical data communication and key opinion leader relationships. From February 2007 to December 2012, Ms. Summers was the Vice President, Medical Affairs for Medicis Pharmaceutical, where she led the organization’s medical information management, publications, educational grants, investigator‑initiated study grants and health economics outcomes research. Ms. Summers has 35 years of experience in the pharmaceutical industry, the last 20 in dermatology specifically. Ms. Summers received a B.A. from San Jose State University and an M.B.A. in Marketing from Golden Gate University.
Xiaoming Zhang, Ph.D. has served as our Senior Vice President, Non‑Clinical and Pharmaceutical Development since November 2015. Previously, Dr. Zhang was a Venture Partner at Velocity Pharmaceutical Development, where he provided non‑clinical and CMC‑related expertise to several project‑focused companies. In 2010, Dr. Zhang co‑founded Theron Pharmaceuticals, a clinical‑stage company developing a bronchodilator for the treatment of chronic obstructive pulmonary disease and uncontrolled asthma. Prior to Theron, Dr. Zhang was Senior Director of Chemistry at CoMentis, Inc. where he led the research effort targeting Alzheimer’s disease and cognitive deficit associated with schizophrenia. Dr. Zhang previously served in scientific or program leadership roles at Millennium Pharmaceuticals, Portola Pharmaceuticals and Roche. Dr. Zhang received a B.S. from Donghua University, Shanghai and a Ph.D. from the University of Maryland, College Park, in the field of synthetic organic chemistry and pursued postdoctoral research at the University of California, Berkeley.

Non-Employee Directors
Paul Berns has served as a member of our board of directors since November 2017. Mr. Berns has been a consultant to the pharmaceutical industry since July 2016, as well as from August 2012 to March 2014 and from July 2005 to March 2006. From March 2014 to June 2016, Mr. Berns served as President and Chief Executive Officer at Anacor Pharmaceuticals, Inc. a biopharmaceutical company, which was acquired by Pfizer Inc. in 2016. Previously, Mr. Berns served as President and Chief Executive Officer of Allos Therapeutics, Inc., a biopharmaceutical company, from March 2006 to September 2012, when it was acquired by Spectrum Pharmaceuticals, Inc. Mr. Berns was President and Chief Executive Officer of Bone Care International, Inc., a specialty pharmaceutical company, from June 2002 to July 2005, when it was acquired by Genzyme Corporation. Prior to that, Mr. Berns was Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories from 2001 to 2002, and from 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals/Knoll, when it was acquired by Abbott Laboratories in 2001. Earlier in his career, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company from 1990 to 2000. Mr. Berns is currently a board member of the privately held company, MC2 Therapeutics (since May 2017), and the publicly held company, Jazz Pharmaceuticals, PLC (since April 2010). Mr. Berns previously served on the boards of Anacor Pharmaceuticals, Inc. (from June 2012 to June 2016), XenoPort, Inc. (from November 2005 to May 2016), Allos Therapeutics, Inc. (from March 2006 to September 2012) and Bone Care International, Inc. (from June 2002 to July 2005). Mr. Berns received his B.S. in Economics from the University of Wisconsin. We believe that Mr. Berns is qualified to serve on our board of directors because of his extensive experience in the biopharmaceutical industry and his service as a director of a number of public pharmaceutical companies.
Albert Cha, M.D., Ph.D. has served as a member of our board of directors since November 2015. In 2000, Dr. Cha joined Vivo Capital, a healthcare investment firm, where he has served in various positions, and he currently serves as a Managing Partner. Dr. Cha currently serves as a member of the boards of directors of several publicly and privately held biotechnology and medical device companies, including the following publicly listed companies: Ascendis Pharma A/S (since November 2014), Biohaven Pharmaceutical Holding Co. Ltd. (since February 2017) and KalVista Pharmaceuticals (since 2007). Dr. Cha was a board member of AirXpanders, Inc. from January 2012 to July 2016, a board member of Aclaris Therapeutics from August 2012 to August 2016, and a board member of Sierra Oncology, Inc. from August 2014 to June 2016. Dr. Cha holds B.S. and M.S. degrees in Electrical Engineering from Stanford University and an M.D. degree and Ph.D. degree in Neuroscience from the University of California at Los Angeles. We believe that Dr. Cha’s substantial experience with companies in the healthcare sector and his financial and business experience qualify him to serve as a director of our Company.
Ted Ebel has served as a member of our board of directors since March 2014. Mr. Ebel has served as Chief Business Officer at Colorescience since March 2013. Prior to that, he was Senior Vice President of Corporate Development for SkinMedica, Inc. from March 2006 to December 2012, having responsibility for mergers and acquisitions, licensing, intellectual property management, market research and establishing the company’s international operations. Previously, Mr. Ebel served as the Executive Director of Corporate Development at CancerVax Corporation, a biotechnology company focused on cancer immunotherapy, and as the Vice President of Strategic Ventures for MP3.com, a publicly traded internet and entertainment company. In addition, Mr. Ebel held positions in marketing and corporate development at Amgen, Inc. and began his career as a consultant in the health care practice of the management consulting firm Arthur D. Little. Mr. Ebel earned an A.B., Magna Cum Laude from Duke University and his M.B.A. from the Wharton School at the University of Pennsylvania. We believe that Mr. Ebel is qualified to serve on our board of directors because of his background working in the dermatology industry and his experience in strategic planning, business transactions, sales operations and executive leadership.
David McGirr has served as a member of our board of directors since November 2017. From March 2013 until June 2014, Mr. McGirr was Senior Advisor to the Chief Executive Officer of Cubist Pharmaceuticals, Inc., a biopharmaceutical company, where he also served as Senior Vice President and Chief Financial Officer from November 2002 to March 2013. Prior to that, Mr. McGirr was the President and Chief Operating Officer of hippo inc., a venture-financed internet technology company, where Mr. McGirr also served as a member of its board of directors from 1999 to 2003. Previously, Mr. McGirr was the President of GAB Robins North America, Inc., a risk management company, serving also as Chief Executive Officer from 1997 to 1999. Prior to that, Mr.

McGirr was a private equity investor from 1995 to 1996. Earlier in his career, Mr. McGirr served in various positions within the S.G. Warburg Group from 1978 to 1995, ultimately as Chief Financial Officer, Chief Administrative Officer and Managing Director of S.G. Warburg & Co., Inc., a position held from 1992 to 1995. Mr. McGirr is currently a board member of the following publicly listed companies: Arsanis, Inc. (since September 2017), Insmed Incorporated (since October 2013), Rhythm Pharmaceuticals, Inc. (since November 2015) and previously served on the boards of LifeCell Corporation (from November 2007 to June 2008), Relypsa, Inc. (from November 2012 to September 2016) and Roka Bioscience, Inc. (from October 2013 to January 2018). Mr. McGirr received his B.Sc. in Civil Engineering from the University of Glasgow and his M.B.A. from The Wharton School at the University of Pennsylvania. We believe that Mr. McGirr is qualified to serve on our board of directors because of his experience as an executive officer or director of a number of public and private pharmaceutical companies.
Aaron Royston, M.D. has served as a member of our board of directors since July 2017. Dr. Royston has served as a Partner at venBio, a life sciences investment firm, which he joined in November 2015. Prior to joining venBio, Dr. Royston worked for Vivo Capital, a global life sciences investment firm from July 2014 to October 2015. Previously, he worked at Bain & Company from July 2013 to July 2014, where he advised biotechnology companies on a broad range of strategic and operational issues. Earlier in his career, Dr. Royston coordinated clinical research at Mount Sinai Medical Center, where his research has been published and presented in multiple medical journals and conferences. Dr. Royston received his B.S. in biological sciences from Duke University, and his M.D. and M.B.A. degrees from the University of Pennsylvania. In 2011, Dr. Royston was recognized by the Obama Administration as a Champion of Change for his work in technology and innovation. We believe that Dr. Royston is qualified to serve on our board of directors due to his clinical and biotechnology industry experience.
Scott Whitcup, M.D. has served as a member of our board of directors since February 2016. Dr. Whitcup is founder and Chief Executive Officer of Akrivista and Whitecap Biosciences, two companies focused on the development and commercialization of novel therapies in ophthalmology and dermatology. Previously, Dr. Whitcup held various research and development roles from 2000 to 2015 at Allergan, including serving as Executive Vice President, Research and Development and Chief Scientific Officer, where he led the discovery and global development of both pharmaceutical products and medical devices in therapeutic areas including ophthalmology, CNS, urology, dermatology, medical aesthetics and surgical obesity. Before Allergan, Dr. Whitcup was the Clinical Director at the National Eye Institute at the NIH, and Chaired the NIH Medical Executive Committee. Dr. Whitcup holds a B.A. in Neurobiology and Behavior from Cornell University and an M.D. from Cornell University Medical College. Dr. Whitcup has completed a residency in Internal Medicine at UCLA, a residency in Ophthalmology at Harvard Medical School‑Massachusetts Eye & Ear Infirmary and a fellowship in Uveitis and Ocular Immunology at the National Eye Institute, National Institutes of Health. He is a Diplomate of both the American Board of Internal Medicine and the American Board of Ophthalmology, a licensed M.D. in California and is on the Clinical Faculty of the Department of Ophthalmology, at the Jules Stein Eye Institute, David Geffen School of Medicine at the University of California at Los Angeles. Dr. Whitcup has published more than 250 scientific articles and co‑authored a leading textbook on uveitis and ocular immunology. Dr. Whitcup currently serves on the boards of Semnar Pharmaceutical and Nightstar Therapeutics and previously served on the board of Avanir Pharmaceutical, a publicly listed company, from November 2005 to January 2014. We believe that Dr. Whitcup is qualified to serve on our board of directors due to his clinical development expertise, medical and scientific expertise and his leadership experience with life sciences companies.
Audit Committee
Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

▪	appoints our independent registered public accounting firm;

▪	evaluates the independent registered public accounting firm’s qualifications, independence and performance;

▪	determines the engagement of the independent registered public accounting firm;

▪	reviews and approves the scope of the annual audit and the audit fee;

▪	discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;

▪	approves the retention of the independent registered public accounting firm to perform any proposed permissible non‑audit services;

▪	monitors the rotation of partners of the independent registered public accounting firm on our engagement team in accordance with requirements established by the SEC;

▪
is responsible for reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;

▪	reviews our critical accounting policies and estimates; and

▪	reviews the audit committee charter and the committee’s performance at least annually.
The current members of our audit committee are Messrs. McGirr, Berns and Ebel, with Mr. McGirr serving as the chairperson of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq Stock Market LLC. Our board of directors has determined that Mr. McGirr is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of the Nasdaq Stock Market LLC. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. However, so long as at least one member of the audit committee satisfies the heightened audit committee independence standards on the date of the effectiveness of the registration statement, a majority of members of the audit committee may be exempt from the heightened audit committee independence standards for 90 days from such date and a minority of members of the audit committee may be exempt from the heightened audit committee independence standards for one year from such date. Our board of directors has determined that Messrs. McGirr, Berns and Ebel are independent under the applicable rules of the SEC and the Nasdaq Stock Market LLC. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and the Nasdaq Stock Market LLC.
Compensation Committee Interlocks and Insider Participation
During the year ended December 31, 2017, our compensation committee consisted of Dr. Cha and Messrs. Ebel and McGirr. None of the members of our compensation committee during 2017 nor any of the current members of our compensation committee has at any time been one of our officers or employees. An affiliate of Dr. Cha, Vivo Capital VIII, L.P., has participated in multiple of our equity financing rounds, and acquired shares in our initial public offering. For more information regarding these transactions, see “Certain Relationships and Related Party Transactions”. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our board of directors or compensation committee.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website at www.menlotherapeutics.com. Any amendments to the code, or any waivers of its requirements, will be disclosed on our website. The reference to our web address does not constitute incorporation by reference of the information contained at or available through our website.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of holdings and transactions in our common stock and our other securities with the SEC. Our directors, executive officers and beneficial owners of more than 10% of our common stock did not become subject to such Section 16(a) reporting requirements until January 29, 2018, after the completion of our fiscal year ended December 31, 2017.

Item 11. Executive Compensation.
The following is a discussion of compensation arrangements of our named executive officers, or NEOs. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.
Our Chief Executive Officer and our other executive officers for the year ended December 31, 2017 were:

▪	Steven Basta, President and Chief Executive Officer;

▪	Kristine Ball, Senior Vice President, Corporate Strategy and Chief Financial Officer; and

▪	Paul Kwon, M.D., Chief Medical Officer.
We refer to these executive officers as our named executive officers, or NEOs.
Summary Compensation Table
The following table shows information regarding the compensation of our named executive officers for services performed in the year ended December 31, 2017.

Name and Principal Position	Year	Salary ($)	Bonus($) (1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Steven Basta	2017	555,900	83,400	376,667	—	—	1,015,967
President and Chief Executive Officer	2016	555,900	—	419,417	—	—	975,317
Kristine Ball(3)	2017	118,030	53,200	825,066	—	—	996,296
Senior Vice President, Corporate Strategy and Chief Financial Officer
Paul Kwon, M.D.	2017	370,000	196,500	78,878	—	—	645,378
Chief Medical Officer	2016	328,125	98,115	193,217	—	—	619,457

(1)
Bonus represents discretionary amounts paid based on 2016 performance and paid in 2017 and discretionary amounts paid based on 2017 performance and to be paid during the first quarter of 2018. In addition, Dr. Kwon received a one-time performance bonus of $30,000 which was based on 2017 performance and paid in 2017. Mr. Basta was not eligible for a bonus payment for 2016 performance.

(2)
The amounts reported in the option awards column represent the grant date fair value of the stock options granted to our named executive officers during 2016 and 2017 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the stock options reported in the option awards column are set forth in Note 8 to the audited financial statements included in this Annual Report on Form 10-K. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by our named executive officers from the options. Our named executive officers will only realize compensation at exercise to the extent the trading price of our common stock is greater than the exercise price of such stock options.

(3)	Ms. Ball joined the Company in September 2017.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth all outstanding equity awards held by each of the named executive officers as of December 31, 2017.

			Option Awards				Stock Awards
Name	Vesting Commencement Date (1)		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steven Basta	9/1/2015	(2)	—	—	—	—	138,865	2,360,705	—	—
	11/30/2015	(3)	184,681	186,960	1.83	2/2/2026	—	—	—	—
	08/24/2017	(4)	7,075	77,834	4.83	8/24/2027	—	—	—	—
Kristine Ball	9/11/2017		—	173,123	4.83	9/14/2027	—	—	—	—
Paul Kwon, M.D.	1/25/2016		81,809	88,923	1.83	2/2/2026	—	—	—	—
	8/24/2017	(4)	1,481	16,299	4.83	8/24/2017	—	—	—	—

(1)
Except as otherwise noted, options and restricted stock grants vest and, if applicable, become exercisable as to 1/4th of the shares underlying the option or restricted stock grant on the first anniversary of the vesting commencement date and as to 1/48th of the shares underlying the option or restricted stock grant on each monthly anniversary of the vesting commencement date thereafter, subject to the holder continuing to provide services to us through such vesting date.

(2)
Constitutes 317,405 shares of restricted stock that were issued upon exercise of an immediately exercisable stock option for $0.31 per share, of which 138,865 shares remain subject to repurchase by us at the original purchase price in the event Mr. Basta ceases to provide services to us prior to completion of vesting. The remaining shares of restricted stock vest in equal monthly installments through September 1, 2019.

(3)
Option award is exercisable immediately, subject to a repurchase right in favor of the Company which lapses as the option vests. Accordingly, the disclosure in the table above reflects the extent to which this stock option held by Mr. Basta was vested (as opposed to exercisable) as of December 31, 2017. This option award vests as to 1/48th of the shares underlying the award on each monthly anniversary of the vesting commencement date, subject to Mr Basta continuing to provide services to us through such vesting date.

(4)
These option awards vest and, if applicable, become exercisable as to 1/48th of the shares underlying the award on each monthly anniversary of the vesting commencement date thereafter, subject to the holder continuing to provide services to us through such vesting date.

(5)	Amounts are calculated by multiplying the number of shares shown in the table by $17.00, the initial public offering price per share.
Narrative to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End
We have entered into agreements with each of our named executive officers in connection with his or her employment with us. These agreements set forth the terms and conditions of employment of each NEO, including base salary, initial equity award grants and standard employee benefit plan participation. Our board of directors or the compensation committee reviews each NEO’s base salary and other compensation from time to time to ensure compensation adequately reflects the NEO’s qualifications, experience, role and responsibilities.
2017 Salaries
For fiscal year 2017, Mr. Basta’s annual base salary was $555,900, Ms. Ball’s annual base salary was $380,000, prorated to reflect her September 2017 start date with the Company, and Dr. Kwon’s annual base salary was $370,000.

Terms and Conditions of 2017 Annual Bonuses
Each NEO’s target bonus opportunity is expressed as a percentage of base salary that can be achieved by meeting corporate objectives at a target level. Each of our NEO’s target bonus opportunity is originally set in their employment agreements with us. The 2017 annual bonus for Mr. Basta, Ms. Ball and Dr. Kwon were targeted at 10%, 30% and 30% of their respective base salaries.
For 2017, all of our NEOs were eligible to earn their annual bonuses pursuant to the achievement of certain performance goals. The performance goals for annual bonuses are reviewed and approved annually by the compensation committee of our board of directors. Following a review of the corporate goals attained in 2017, the overall bonus funding was approved at 150% of the target for 2017, and each of our NEO’s annual bonus was paid at 150% of his or her target bonus amount. Thus, for fiscal year 2017, Mr. Basta’s bonus was $83,400, Ms. Ball’s bonus was $53,200 and Dr. Kwon’s bonus was $166,500. In addition, Dr. Kwon received a one-time performance bonus for $30,000 which was based on 2017 performance and paid during 2017.
2017 Equity Award Grants
All of our NEOs received options to purchase our common stock in fiscal year 2017. See the table above entitled “Outstanding Equity Awards at Fiscal Year End” regarding equity awards made in the past fiscal year to our NEOs.
In accordance with Mr. Basta’s option agreement and offer letter, on the date of a “Change in Control” transaction (as defined in the 2011 Stock Incentive Plan, or the “2011 Plan”), vesting will accelerate with respect to 100% of the options and restricted stock that Mr. Basta holds immediately prior to the Change in Control transaction.
In accordance with our standard form option agreement and form option grant notice, (i) in connection with an Acquisition Event (as defined in the 2011 Plan), each option granted to Ms. Ball and Dr. Kwon that is scheduled to vest and, if applicable, become exercisable, on or after the twelve month anniversary of such Acquisition Event (ignoring, for this purpose, any accelerated vesting provisions) shall instead vest and, if applicable, become exercisable on the date of such twelve month anniversary, subject to the absence of a Termination (as defined in the 2011 Plan) with respect to Ms. Ball and Dr. Kwon and (ii) each option granted to Ms. Ball and Dr. Kwon vests as to 100% of the number of shares subject to such options upon an Acquisition Event if, in connection with or during the twelve month period following an Acquisition Event, either of them incurs a Termination of services as the result of (a) an involuntary termination by the Company without Cause (as defined in the 2011 Plan) or (b) a voluntary termination of service by Ms. Ball and Dr. Kwon for Good Reason (as defined in the 2011 Plan), in each case provided that Ms. Ball and Dr. Kwon execute a general release of claims in favor of us. Under Ms. Ball’s employment agreement, vesting will also accelerate automatically for the remaining unvested shares upon the 1-year anniversary following a “change of control” transaction (as defined in the 2011 Plan), subject to Ms. Ball’s continued employment during that period.
Change in Control and Severance Provisions
Steven Basta. Under Mr. Basta’s employment agreement, in the event Mr. Basta’s employment with us is terminated without “cause” (as defined below) or he resigns from his employment for “good reason” (as defined below), and Mr. Basta executes and does not revoke a general release of claims in favor of us, then Mr. Basta will receive the following: (i) an amount equal to his base salary that would have been earned during the twelve months following the date of termination (the “CEO severance period”), payable in one lump sum; (ii) continued health benefits pursuant to COBRA for the CEO severance period; and (iii) any stock options or restricted stock awards held by Mr. Basta will become vested and if applicable, exercisable with respect to that number of shares of our common stock that would have vested if Mr. Basta had remained employed during the CEO severance period. Such payments during the CEO severance period will commence on the 60th day following Mr. Basta’s termination date.
In addition, on the date of completion of a “Change in Control” transaction (as defined in the 2011 Plan), (i) the vesting with respect to 100% of the remaining unvested stock options and other equity awards held by Mr. Basta will accelerate; (ii) Mr. Basta will be entitled to receive payment of any target bonus amount pro‑rated for the period from January 1 of the year of termination through the date of the Change in Control; and (iii) Mr. Basta will be entitled to payment of full potential target bonus amount during the CEO severance period.

For purposes of Mr. Basta’s employment agreement:
“cause” means if it has caused or is reasonably expected to result in material injury to the Company: (i) the executive’s gross negligence or willful failure substantially to perform his or her duties and responsibilities to the Company or deliberate violation of a Company policy, which failure is not corrected within 30 days after the board of directors has given the executive written notice specifying the failure in reasonable detail, and he or she had an opportunity to address the board of directors with, at the executive’s option, counsel present; (ii) the executive’s intentional commission of any act of fraud, embezzlement or dishonesty against the Company or any other willful misconduct; (iii) the executive’s improper, unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party to whom the executive owes an obligation of nondisclosure as a result of his or her relationship with the Company; or (iv) the executive’s willful breach of any material obligations under any written agreement or covenant with the Company, which failure is not corrected within 30 days after the board of directors has given the executive written notice specifying the failure in reasonable detail, and the executive has had an opportunity to address the board of directors with, at the executive’s option, counsel present.
“good reason” means the occurrence at any time of any of the following without the executive’s prior written consent: (i) removal from the current executive officer position held by such executive with respect to the Company resulting in a material diminution of the executive’s authority, duties or responsibilities (other than a mere change in title following any merger or consolidation of the Company with another entity); (ii) the assignment of duties or responsibilities materially inconsistent with those customarily associated with the position of such executive officer or a material diminution of the executive’s position, authority, duties or responsibilities (other than a mere change in title following any merger or consolidation of the Company with another entity); (iii) a material reduction in the executive’s base salary; (iv) any willful failure or willful breach by the Company of any of the material obligations of the executive’s employment agreement; or (v) a requirement that the executive relocate his principal place of business by more than 50 miles; provided that the executive will not be deemed to have good reason unless (a) the executive first provides the Company with written notice of the condition giving rise to good reason within 90 days of its initial occurrence, and (b) the Company fails to cure such condition within 30 days after receiving such written notice.
Kristine Ball. Under Ms. Ball’s employment agreement, in the event Ms. Ball’s employment with us is terminated without “cause” (as defined below) or she resigns from her employment for “good reason” (as defined below), and Ms. Ball executes and does not revoke a general release of claims in favor of us, then Ms. Ball will receive an amount equal to six months of her base salary (the “severance benefits”).
For purposes of Ms. Ball’s employment agreement:
“cause” means (i) the executive’s gross negligence or willful failure substantially to perform his or her duties and responsibilities to the Company or deliberate violation of a Company policy; (ii) the executive’s intentional commission of any act of fraud, embezzlement or dishonesty against the Company or any other willful misconduct that has caused or is reasonably expected to result in material injury to the Company; (iii) the executive’s unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party to whom the executive owes an obligation of nondisclosure as a result of his or her relationship with the Company; or (iv) the executive’s willful breach of any obligations under any written agreement or covenant with the Company.
“good reason” means the occurrence at any time of any of the following without the executive’s prior written consent: (i) a material diminution of the executive’s authority, duties or responsibilities (other than a mere change in title following any merger or consolidation of the Company with another entity); (ii) the assignment of duties or responsibilities materially inconsistent with those customarily associated with the position of such executive officer or a material diminution of the executive’s position, authority, duties or responsibilities (other than a mere change in title following any merger or consolidation of the Company with another entity); (iii) a material reduction in the executive’s base salary; (iv) any willful failure or willful breach by the Company of any of the material obligations of the executive’s employment agreement; or (v) a requirement that the executive relocate executive’s principal place of business by more than 50 miles; provided that the executive will not be deemed to have good reason unless (a) the executive first provides the Company with written notice of the condition giving rise to good reason within 90 days of its initial occurrence, and (b) the Company fails to cure such condition within 30 days after receiving such written notice.
Paul Kwon, M.D. Under Dr. Kwon’s employment agreement, in the event Dr. Kwon’s employment with us is terminated without “cause” (as defined below) or he resigns from his employment for “good reason” (as defined below), and Dr. Kwon executes and does not revoke a general release of claims in favor of us, then Dr. Kwon will receive the following: an amount equal to his base salary that would have been earned during the six months following the date of termination (the “SVP severance period”), payable in one lump sum. Such payments will be made on the 60th day following Dr. Kwon’s termination date.
In addition, in the event termination without “cause” or for “good reason” of Dr. Kwon occurs in connection with or following a change of control, Dr. Kwon will be entitled to (i) an amount equal to his base salary that would have been earned during the SVP severance period; (ii) payment of any target bonus amount pro‑rated for the period from January 1 of the year of termination through the termination date; (iii) payment of full potential target bonus amount during the SVP severance period; and (iv) acceleration of vesting with respect to 100% of the remaining unvested stock options and other equity awards held by Dr. Kwon on the date of consummation of the change of control transaction.
For purposes of the employment agreement of Dr. Kwon:
“cause” means (i) the executive’s gross negligence or willful failure substantially to perform his or her duties and responsibilities to the Company or deliberate violation of a Company policy; (ii) the executive’s intentional commission of any act of fraud, embezzlement or dishonesty against the Company or any other willful misconduct that has caused or is reasonably expected to result in material injury to the Company; (iii) the executive’s unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party to whom the executive owes an obligation of nondisclosure as a result of his or her relationship with the Company; or (iv) the executive’s willful breach of any obligations under any written agreement or covenant with the Company.
“good reason” means the occurrence at any time of any of the following without the executive’s prior written consent: (i) a material diminution of the executive’s authority, duties or responsibilities (other than a mere change in title following any merger or consolidation of the Company with another entity); (ii) the assignment of duties or responsibilities materially inconsistent with those customarily associated with the position of such executive officer or a material diminution of the executive’s position, authority, duties or responsibilities (other than a mere change in title following any merger or consolidation of the Company with another entity); (iii) a material reduction in the executive’s base salary; (iv) any willful failure or willful breach by the Company of any of the material obligations of the executive’s employment agreement; (v) a requirement that the executive relocate his principal place of business by more than 50 miles; or (vi) a requirement that he travel more than 30% of the time; provided, that, the executive will not be deemed to have good reason unless (a) the executive first provides the Company with written notice of the condition giving rise to good reason within 90 days of its initial occurrence, and (b) the Company fails to cure such condition within 30 days after receiving such written notice.
Terms and Conditions of 401(k) Plan
We participate in a tax‑qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation subject to applicable annual Internal Revenue Code (the “Code”) limits. Employees’ pre‑tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax‑qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.
Employee Benefits and Perquisites
All of our full‑time employees, including our NEOs, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits, medical and dependent care flexible spending accounts, short‑term and long‑term disability insurance and life insurance. Unlike the cap that we have for the payment of monthly health care premiums for each of our non‑executive, full‑time employees, we pay the full monthly health premium costs for each of our executive officers, including our NEOs. Other than the payment of health care premiums in full, we do not provide our NEOs with perquisites or other personal benefits, other than the retirement, health and welfare benefits that apply uniformly to all of our employees.
Director Compensation
Our board of directors has adopted the following compensation policy that is applicable to all of our non-employee directors upon completion of our initial public offering in January 2018:

•
Initial Equity Grants. Each non-employee director who joins the board receives an option to purchase common stock with a Black-Scholes value of $180,000, with the shares subject to the option vesting in three equal installments on each anniversary of the director’s service, subject to continued service.

•
Annual Retainers. At each annual meeting of stockholders, each non-employee director who has served in such capacity for at least six months will receive an additional retainer for service on the board consisting of an option to purchase common stock with a Black-Scholes value of $90,000, with the shares subject to the option vesting one year after the grant date, subject to continued service. In addition, each of our non-employee directors will receive an annual cash retainer of $40,000, and our non-employee directors will also receive annual cash compensation for service as chair of our board of directors or as lead independent director, if such positions are appointed, or as a member or chair of committees of our board of directors, as set forth in the table below:

Additional annual retainer fees for service as Chair of the Board		$40,000
Additional annual retainer fees for service as Lead Independent Director		$25,000
Additional annual retainer fees for service as a member or chair of (with chair fees inclusive of fees for service as a member):	Member	Chair
Audit Committee	$8,000	$16,000
Compensation Committee	$6,000	$12,000
Nominating and Corporate Governance Committee	$4,000	$8,000

The exercise price per share of each option granted under this policy will be equal to the per share fair market value of our stock on the date of grant. Each such option will have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the non-employee director’s service with us. In the event of a change of control transaction, any unvested portion of an equity award granted under this policy will fully vest and become exercisable immediately prior to the effective date of such transaction, subject to the non-employee director’s continuous service with us on the effective date of such transaction. Cash retainers will be paid on a quarterly basis in arrears, pro-rated based on the days served in the applicable fiscal quarter. In addition, none of our non-employee directors shall in any event be permitted to receive cash and equity-based compensation (calculated based on grant date fair value) exceeding, in the aggregate, $500,000 in any calendar year.
Our director compensation policy was adopted by our board of directors in consideration of a number of factors, including its assessment of a director compensation report from Compensia, which our board of directors engaged to prepare a competitive assessment of non-employee director compensation. The Compensia report delivered to our board of directors in December 2017 recommended a director compensation program based on the 50th percentile of a comparator group. In November 2017, our board of directors adopted a policy to pay each non-employee director, excluding those affiliated with principal investors in our company, an annual cash retainer of $25,000 and to grant each such non-employee director an option to purchase 43,280 shares of our common stock upon joining our board of directors. In accordance with the policy, in November 2017, we granted each of Messrs. McGirr and Berns an option to purchase 43,280 shares of our common stock at an exercise price of $7.01 per share. The options granted to Messrs. McGirr and Berns each vest as to 1/4th of the shares underlying such option on the first anniversary of the vesting commencement date and as to 1/48th of such shares underlying the option on each monthly anniversary of the vesting commencement date thereafter, subject to the director’s continued service to us through the applicable vesting date. In addition, Mr. Ebel was granted an option in November 2017 to purchase 9,097 shares of common stock at an exercise price of $7.01 per share to bring his compensation in line with the non-employee director compensation policy. The option granted to Mr. Ebel vests in equal monthly installments over four years from the date of grant, subject to his continued service to us through the applicable vesting date.
Prior to the adoption of these non-employee director compensation policies, we did not have a formalized non-employee director compensation program. We granted Mr. Ebel a restricted stock purchase award for 12,355 shares of common stock in August 2014, along with an annual cash retainer of $20,000, payable quarterly, in consideration for his becoming a member of, and rendering services to, our board of directors. The restricted stock vests monthly over four years from the vesting commencement date of March 18, 2014, subject to Mr. Ebel’s continued service to us through the end of the vesting period.
Additionally, in connection with their services as directors, in February 2016, we granted each of Dr. Whitcup and Mr. Ebel an option to purchase 121,964 and 18,164 shares of common stock, respectively. The options granted to Dr. Whitcup and Mr. Ebel have an exercise price of $1.83 per share and vest monthly over four years from the respective vesting commencement dates of December 10, 2015, and February 2, 2016 subject to the director’s continued service to us through the applicable vesting date. We also reimburse all of our non‑employee directors for all reasonable and customary business expenses incurred in the performance of their duties to us in accordance with Company policy.
In August 2017, we granted Dr. Whitcup and Mr. Ebel refresh option awards with respect to 14,635 and 3,662 shares, respectively, in connection with their continued service as directors. The awards have an exercise price of $4.83 per share and vest monthly over four years from the vesting commencement date of August 24, 2017.
In addition, from time to time, we have compensated directors for additional services provided outside their role as director. For example, during 2016, we entered into a consulting agreement with Dr. Collier, a former member of our board of directors, pursuant to which Dr. Collier provides certain advisory and support services in exchange for options to purchase 31,489 shares of our common stock, with an exercise price of $1.83 per share. The option granted to Dr. Collier vests in two equal tranches. The first tranche of 15,744 shares vests in equal monthly installments over the 48 months commencing on March 8, 2016, and the second tranche of 15,744 shares vests in equal monthly installments over the 12 months commencing on August 10, 2016, the date we entered into the Collaboration Agreement with JT Torii, in each case subject to Dr. Collier’s continued service to us through the vesting date.
We also reimburse all of our non-employee directors for all reasonable and customary business expenses in accordance with company policy.

Director Compensation Table
The following table sets forth information for the fiscal year ended December 31, 2017 regarding the compensation awarded to, earned by or paid to our non‑employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1) (2)	Total ($)
Albert Cha, M.D., Ph.D.	—	—	—
Paul Berns(3)	2,083	406,304	408,387
David Collier, M.D.(4)	—	—	—
John Creecy(4)	—	—	—
Ted Ebel	20,000	101,650	121,650
David McGirr(3)	2,083	406,304	408,387
Aaron Royston, M.D.	—	—	—
Scott Whitcup, M.D.	—	64,926	64,926

(1)
The amounts reported in the Option Awards column represent the grant date fair value of the stock options granted to the non‑employee members of our board of directors during 2017 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 8 to the audited financial statements included in this Annual Report on Form 10-K. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the non‑employee members of our board of directors from the options.

(2)
As of December 31, 2017, our non‑employee directors held options to purchase the following number of shares of our common stock: Mr. McGirr: 43,280 shares, Mr. Berns: 43,280 shares, Mr. Ebel: 30,923 shares, and Dr. Whitcup: 136,599. In addition, Mr. Ebel held 12,355 shares of restricted stock which vest in equal installments through March 18, 2018, subject to Mr. Ebel’s continued service to us through the applicable vesting date.

(3)	Messrs. Berns and McGirr joined our board of directors in November 2017.

(4)	David Collier, M.D. and John Creecy are former members of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information relating to the beneficial ownership of our common stock as of February 28, 2018, by:

▪	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;

▪	each of our directors;

▪	each of our named executive officers; and

▪	all of our current directors and executive officers as a group.
The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after February 28, 2018 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.
The percentage of shares beneficially owned is computed on the basis of 22,977,998 shares of our common stock outstanding as of February 28, 2018. Shares of our common stock that a person has the right to acquire within 60 days after February 28, 2018 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Menlo Therapeutics Inc., 200 Cardinal Way, 2nd Floor, Redwood City, California 94063

Name of Beneficial Owner	Number of Shares Owned and Nature of Beneficial Ownership
		Percent of Class
5% and Greater Stockholders:
Funds Affiliated with Vivo Capital(1)	4,011,236	17.5%
Remeditex Ventures, LLC(2)	2,761,663	12.0%
Funds Affiliated with Presidio Partners(3)	2,456,478	10.7%
Merck Sharp & Dohme Corp.(4)	1,243,168	5.4%
venBio Global Strategic Fund II, L.P.(5)	1,461,552	6.4%
Novo Holdings A/S(6)	1,161,182	5.1%
FMR LLC 7)	1,118,054	4.9%
Named Executive Officers and Directors:
Steven Basta(8)	577,693	2.5% %
Kristine Ball(9)	—	—
Paul Kwon(10)	98,999	*
David McGirr(11)	—	—
Paul Berns (12)	—	—
Albert Cha, M.D., Ph.D.(1)	4,011,236	17.5%
Aaron Royston, M.D.(5)(13)	—	—
Ted Ebel(14)	23,562	*
Scott Whitcup, M.D.(15)	73,584	*
All current directors and executive officers as a group (9 persons)(16)	4,785,074	20.4%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)
The information reported is based on a Schedule 13G filed with the SEC on February 2, 2018 which reports that, as of January 29, 2018, (a) 3,524,541 shares are held by Vivo Capital Fund VIII, L.P. (“Vivo Capital”) and (ii) 486,695 shares are held by Vivo Capital Surplus Fund VIII, L.P. (“Vivo Surplus”). Vivo Capital VIII, LLC (“Vivo LLC”) is the general partner of both Vivo Capital and Vivo Surplus. The voting members of Vivo Capital are Frank Kung, Albert Cha, Edgar Engleman, Chen Yu and Shan Fu, none of whom has individual voting or investment power with respect to these shares, but each of whom may be deemed to have shared voting and dispositive power with respect to these shares and each of whom disclaims beneficial ownership of such shares. The address of Vivo Capital and Vivo Surplus is 505 Hamilton Ave, Suite 207, Palo Alto, CA 94301.

(2)
The information reported is based on a Form 4 filed with the SEC on January 29, 2018 which reports that, as of January 29, 2018, 2,761,663 shares are k held by Remeditex Ventures, LLC (“Remeditex”). The address of Remeditex is 2727 North Harwood, Suite 200, Dallas, Texas 75201. John Creecy is the chief executive officer of Remeditex, and as such may be deemed to have shared voting and dispositive control over the shares held by Remeditex.

(3)
The information reported is based on a Form 4 filed with the SEC on January 29, 2018 which reports that, as of January 29, 2018, (i) 61,410 shares were held by Presidio Partners 2007 (Parallel), L.P. (“Presidio Parallel”) and (ii) 2,395,068 shares were held by Presidio Partners 2007, L.P. (“Presidio Partners”). Presidio Partners 2007 GP, L.P. (“Presidio GP”) is the sole general partner of Presidio Parallel and Presidio Partners. Dr. David Collier, James Watson and Faysal Sohail are the general partners of Presidio GP and may be deemed to have shared voting and dispositive control over the shares held by Presidio Parallel and Presidio Partners. The address of Presidio Parallel and Presidio Partners is 655 Montgomery Street, Suite 6-161, San Francisco, CA 94111.

(4)
The information reported is based on a Schedule 13G filed with the SEC on February 14, 2018 which reports that, as of January 29, 2018, 1,243,168 shares were held by Merck Sharp and Dohme Corp., a direct, wholly owned subsidiary of Merck & Co., Inc., (“Merck”) a publicly traded company. Merck is an indirect beneficial owner of the reported securities. The address of Merck Sharp and Dohme Corp. is 126 E. Lincoln Avenue, RY70‑200, Rahway, NJ 07065‑0900.

(5)
The information reported is based on a Schedule 13G filed with the SEC on February 14, 2018 which reports that, as of January 29, 2018, 1,461,552 shares were held by venBio Global Strategic Fund II, L.P. (“venBio”). The address of venBio is 1700 Owens Street, Suite 595, San Francisco, California 94158. venBio Global Strategic GP II, L.P. (“venBio GP”) is the sole general partner of venBio. venBio Global Strategic GP II, Ltd. (“venBio Ltd.”) is the sole general partner of venBio GP. Robert Adelman and Corey Goodman are the directors of venBio Ltd. and may be deemed to have shared voting and dispositive control over the shares held by venBio. Dr. Royston is an affiliate of venBio and disclaims beneficial ownership in shares held by venBio except to the extent of any pecuniary interest therein.

(6)
The information reported is based on a Schedule 13G filed with the SEC on February 14, 2018 which reports that, as of January 29, 2018, 1,161,182 shares were held by Novo Holdings A/S, a Danish limited liability company, is wholly owned by Novo Nordisk Fonden (the “Foundation”), a Danish commercial foundation. Novo Holdings A/S is the holding company in the group of Novo companies (currently comprised of Novo Nordisk A/S, Novozymes A/S and NNIT A/S) and is responsible for managing the Foundation’s assets, including its financial assets. Based on the governance structure of Novo Holdings A/S and the Foundation, the Foundation is not deemed to have any beneficial ownership of the securities of the Issuer held by Novo Holdings A/S.

(7)
The information reported is based on a Schedule 13G filed with the SEC on February 14, 2018 and a Form 4 filed with the SEC on January 29, 2018 which both report that, as of January 29, 2018, 1,118,054 shares were held by F‑Prime Capital Partners Healthcare Fund IV LP (“F‑Prime”). The general partner of F-Prime is F-Prime Capital Partners Healthcare Advisors Fund IV, LP (“FPCPHA”).  FPCPHA is solely managed by Impresa Management LLC, the general partner of its general partner and its investment manager. Impresa Management LLC is owned, directly or indirectly, by various shareholders and employees of FMR LLC, including certain members of the Johnson family. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR, LLC. The address of F‑Prime is One Main Street, 13th Floor, Cambridge, Massachusetts 02142.

(8)
Consists of (i) 18,535 shares of common stock, (ii) 252,085 shares of common stock held by The Shelter Trust under the Basta Revocable Trust (the “Shelter Trust”), (iii) 65,319 shares of common stock held by the Basta Revocable Trust dated August 4, 2017 (the “Basta Trust”), and (iv) 241,753 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2018. As a trustee of each of the Shelter Trust and the Basta Trust, Mr. Basta has shared voting and investment power over the shares of common stock held by each of the Shelter Trust and the Basta Trust.

(9)	No shares were issuable upon the exercise of options within 60 days of February 28, 2018.

(10)	Consists of 98,99 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2018.

(11)	No shares were issuable upon the exercise of options within 60 days of February 28, 2018

(12)	No shares were issuable upon the exercise of options within 60 days of February 28, 2018.

(13)	Dr. Royston is an affiliate of venBio, but disclaims beneficial ownership in shares held by venBio except to the extent of any pecuniary interest therein. See note (5) above.

(14)	Consists of (i) 12,355 shares of common stock, and (ii) 11,207 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2018

(15)	Consists of 73,584 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2018.

(16)
Beneficial ownership consists of (i) 4,359,531 shares of common stock and (ii) 425,543 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 28, 2018. Beneficial ownership also includes 294,118 shares of common stock.

Equity Compensation Plan Information
The following table contains information about our equity compensation plans as of December 31, 2017. As of December 31, 2017, we had one equity compensation plan, our 2011 Stock Incentive Plan, which was approved by our board of directors and our stockholders.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,506,926	$3.50	411,772
Equity compensation plans not approved by security holders	—		—
Total	2,506,926	3.50	411,772
In connection with our IPO, our board of directors and stockholders approved two new equity compensation plans, the Menlo Therapeutics, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”), the 2018 Employee Stock Purchase Plan (the “ESPP”). The 2018 Plan and the ESPP became effective on January 29, 2018. The table above does not include any amounts issuable under either the 2018 Plan or the ESPP.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The following is a description of transactions since January 1, 2017 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Sales and Purchases of Securities
Series C Preferred Stock Financing
In July 2017, we issued an aggregate of 11,854,463 shares of our Series C convertible preferred stock at a price per share of $4.26 for aggregate proceeds to us of $50.5 million. The table below sets forth the number of shares of Series C convertible preferred stock sold to our directors, executive officers or beneficial owners of more than 5% of a class of our capital stock, or an affiliate or immediate family member thereof:

Name	Number of Shares of Series C Preferred Stock	Number of Shares of Common Stock Issuable upon Conversion	Purchase Price ($)
Presidio Partners 2007, L.P. (1)	352,113	130,532	$1,500,002
Remeditex Ventures, LLC (2)	821,596	304,576	$3,499,999
Vivo Capital Fund VIII, L.P. (3)	2,816,902	1,044,262	$12,000,003
F-Prime Capital Partners Healthcare Fund IV LP (4)	821,596	304,576	$3,499,999
venBio Global Strategic Fund II, L.P. (5)	3,227,700	1,196,552	$13,750,002

(1)
Consists of (i) 8,803 shares of Series C convertible preferred stock purchased by Presidio Partners 2007 (Parallel), L.P. (“Presidio Parallel”) and (ii) 343,310 shares of Series C convertible preferred stock purchased by held by Presidio Partners 2007, L.P. (“Presidio Partners”). David Collier, M.D., who was a member of our board of directors at the time of the Series C convertible preferred stock financing, is an affiliate of Presidio Parallel and Presidio Partners.

(2)	John Creecy, who was a member of our board of directors at the time of the Series C convertible preferred stock financing, is an affiliate of Remeditex Ventures, LLC.

(3)
Consists of (i) 2,475,118 shares of Series C convertible preferred stock purchased by Vivo Capital Fund VIII, L.P. (“Vivo Capital”) and (ii) 341,784 shares of Series C convertible preferred stock purchased by Vivo Capital Surplus Fund VIII, L.P. (“Vivo Surplus”). Albert Cha, M.D., Ph.D., who is a member of our board of directors, is an affiliate of Vivo Capital and Vivo Surplus.

(4)	Ketan Patel, M.D., who was a member of our board of directors at the time of the Series C preferred stock financing, is an affiliate of F‑Prime Capital Partners Healthcare Fund IV LP.

(5)	Aaron Royston, M.D., who is a member of our board of directors, is an affiliate of venBio Global Strategic Fund II, L.P.
Participation in our IPO
In connection with our IPO, certain of our existing institutional investors, including investors affiliated with certain of our directors, purchased an aggregate of 1,684,118 shares of our common stock at the initial public offering price and on the same terms as the other purchasers in our IPO. The following table summarizes common stock purchased by members of our board of directors and entities who held more than 5% of our outstanding capital stock at the time of the purchase.

Name	Number of Purchased Shares	Aggregate Purchase Price
Vivo Capital LLC(1)	294,118	$5,000,006
Remeditex Ventures LLC	100,000	$1,700.000
venBio Partners, LLC	265,000	$4,505,000
Director and Executive Officer Compensation
Please see “Director Compensation” and “Executive Compensation” for information regarding the compensation of our directors and executive officers.

Employment Agreements
We have entered into employment agreements with our executive officers. For more information regarding these agreements, see “Executive Compensation—Narrative to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End.”
Indemnification Agreements and Directors’ and Officers’ Liability Insurance
We have entered into or intend to enter into indemnification agreements with each of our directors and executive officers. These agreements require us to, among other things, indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. We have obtained an insurance policy that insures our directors and officers against certain liabilities, including liabilities arising under applicable securities laws. For additional information see “Management—Limitation of Liability and Indemnification Matters.”
Investors’ Rights Agreements
We entered into a second amended and restated investors’ rights agreement with the purchasers of our outstanding preferred stock, including entities with which certain of our directors are affiliated. As of December 31, 2017, the holders of approximately 12.6 million shares of our common stock, including the shares of common stock issuable upon the conversion of our Series A, Series B and Series C convertible preferred stock, are entitled to rights with respect to the registration of their shares under the Securities Act. The investor rights agreement also provided for a right of first offer in favor of certain holders of preferred stock with regard to certain issuances of our securities. The right of first offer terminated upon completion of our January 2018 initial public offering.
Independence of Board of Directors and its Committees
Under the rules of the Nasdaq Stock Market LLC, independent directors must comprise a majority of a listed company’s board of directors within a specified period of the closing of our initial public offering. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. We currently satisfy the audit committee independence requirements of Rule 10A-3. Additionally, compensation committee members must not have a relationship with us that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.
Our board of directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that all of our directors, except for Mr. Basta, are “independent directors” as defined under the applicable rules and regulations of the SEC, and the listing requirements and rules of Nasdaq.
Policies and Procedures for Related Party Transactions
Our board of directors has adopted a written related person transaction policy effective in January 2018, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S‑K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including without limitation purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee will be tasked to consider all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Item 14. Principal Accounting Fees and Services.
The following table summarizes the fees of Mayer Hoffman McCann, our independent registered public accounting firm, billed us for each of the years ended December 31, 2017 and 2016.

	Fiscal Year Ended December 31,
	2017	2016

Audit-related Fees(1)	$236,172	$45,000
Total Fees	$236,172	$45,000
(1) Fees for 2017 related to the audit of our 2017 financial statements and efforts incurred through December 31, 2017 related to our initial public offering (which was completed in January 2018).

 All fees described above were pre-approved by the Audit Committee.
PRE-APPROVAL POLICIES AND PROCEDURES
The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Mayer Hoffman McCann. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
The Audit Committee has determined that the rendering of services other than audit services by Mayer Hoffman McCann is compatible with maintaining the principal accountant’s independence.

Item 15. Exhibits and Financial Statement Schedules.
(a) Exhibits. See the Exhibit Index immediately preceding the signature page to this Report on Form 10-K, which is incorporated by reference herein.
(b) Financial Statement Schedules. Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

Exhibit Index

Exhibit Number	Exhibit Description
3.1
Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-222324) filed January 12, 2018).

3.2	Amended and Restated Bylaws, currently in effect (incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-222324) filed December 28, 2017.
4.1	Reference is made to exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate. (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-222324) filed January 12, 2018).
4.3
Second Amended and Restated Investors’ Rights Agreement, dated June 28, 2017, by and among the Company and the investors listed therein (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-222324) filed December 28, 2017).

10.1*
Exclusive License Agreement, dated as of December 20, 2012, by and between the Company and Merck Sharp & Dohme Corp (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-222324) filed January 18, 2018).

10.2*
License and Collaboration Agreement, dated as of August 10, 2016, by and among the Company, Torii Pharmaceutical Co. Ltd. and Japan Tobacco, Inc (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-222324) filed January 18, 2018).

10.3
Sublease, dated September 19, 2017, by and between the Company and Relypsa, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-222324) filed December 28, 2017).

10.4(a)#	2011 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-222324) filed December 28, 2017).
10.4(b)#	Amendment to 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4(b) of the Registrant’s Registration Statement on Form S-1 (File No. 333-222324) filed December 28, 2017).
10.4(c)#
Form of Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4(c) of the Registrant’s Registration Statement on Form S-1 (File No. 333-222324) filed December 28, 2017).

10.4(d)#
Form of Immediately Exercisable Stock Option Agreement under 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4(d) of the Registrant’s Registration Statement on Form S-1 (File No. 333-222324) filed December 28, 2017).

10.5(a)#	2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5(a) of the Registrant’s Registration Statement on Form S-1 (File No. 333-222324) filed December 28, 2017).
10.5(b)#
Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5(b) of the Registrant’s Registration Statement on Form S-1 (File No. 333-222324) filed December 28, 2017).

10.6#	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-222324) filed December 28, 2017).
10.7#
Offer Letter, dated as of August 17, 2015 by and between the Company and Steven Basta (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-222324) filed December 28, 2017).

10.8#
Offer Letter, dated as of January 14, 2016 by and between the Company and Paul Kwon (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-222324) filed December 28, 2017).

10.9#
Offer Letter, dated as of August 15, 2017 by and between the Company and Kristine Ball (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-222324) filed December 28, 2017).

10.10#
Form of Indemnification Agreement for directors and executive officers to be entered into following the offering (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-222324) filed December 28, 2017).

23.1	Consent of independent registered public accounting firm.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment request under Rule 406 promulgated under the Securities Act.

#	Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Menlo Therapeutics Inc.

By:	/s/ Steven Basta
Steven Basta President and Chief Executive Officer
Date:	March 28, 2018

Signature	Title	Date
/s/ Steven Basta	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2018
Steven Basta
/s/ Kristine Ball	Senior Vice President, Corporate Strategy and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2018
Kristine Ball
/s/ Paul Berns	Director	March 28, 2018
Paul Berns
/s/ Albert Cha, M.D., Ph.D.	Director	March 28, 2018
Albert Cha, M.D., Ph.D.
/s/ Ted Ebel	Director	March 28, 2018
Ted Ebel
/s/ David McGirr	Director	March 28, 2018
David McGirr
/s/ Aaron Royston, M.D.	Director	March 28, 2018
Aaron Royston, M.D.
/s/ Scott Whitcup, M.D.	Director	March 28, 2018
Scott Whitcup, M.D.