Form 10-Q
period 2018-03-31
Menlo Therapeutics Inc.
filed 2018-05-09
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  ☐    No  ☒
As of April 30, 2018, there were 22,977,998 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Menlo Therapeutics Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,527	$10,206
Short‑term investments	77,310	49,295
Accounts receivable	234	786
Prepaid expenses and other current assets	3,587	3,574
Total current assets	159,658	63,861
Long‑term investments	20,713	2,978
Property and equipment, net	25	28
Other long‑term assets	83	—
Total assets	$180,479	$66,867

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,501	$2,462
Accrued expenses and other current liabilities	3,174	3,559
Deferred revenue, current	1,796	1,796
Total current liabilities	8,471	7,817
Deferred revenue, long‑term	6,286	6,735
Other non‑current liabilities	20	22
Total liabilities	14,777	14,574
Commitments and contingencies (see Note 7)
Series A convertible preferred stock, $0.001 par value, no shares and 14,300 shares authorized at March 31, 2018 and December 31, 2017, respectively; no shares and 14,300 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively; Liquidation value of $0 and $14,300 as of March 31, 2018 and December 31, 2017, respectively	—	14,183
Series B convertible preferred stock, $0.001 par value, no shares and 14,106,583 shares authorized at March 31, 2018 and December 31, 2017, respectively; no shares and 14,106,583 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively; Liquidation value of $0 and $45,000 as of March 31, 2018 and December 31, 2017, respectively	—	44,820
Series C convertible preferred stock, $0.001 par value, no shares and 14,201,878 shares authorized at March 31, 2018 and December 31, 2017, respectively; no shares and 11,854,463 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively; Liquidation value of $0 and $50,500 as of March 31, 2018 and December 31, 2017, respectively	—	50,324
Stockholders’ equity (deficit):

Preferred stock: $0.0001 par value; 20,000,000 shares and no shares authorized at March 31, 2018 and December 2017, respectively; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock: $0.0001 par value; 300,000,000 shares and 55,000,000 shares authorized at March 31, 2018 and December 31, 2017, respectively; 22,977,998 and 5,298,593 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3	1
Additional paid‑in capital	237,749	2,207
Accumulated other comprehensive loss	(202)	(51)
Accumulated deficit	(71,848)	(59,191)
Total stockholders’ equity (deficit)	165,702	(57,034)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$180,479	$66,867

See accompanying notes.

Menlo Therapeutics Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017

Collaboration and license revenue	$497	$449
Operating expenses:
Research and development	11,020	4,992
General and administrative	2,697	1,012
Total operating expenses	13,717	6,004
Loss from operations	(13,220)	(5,555)
Interest income and other expense, net	563	81
Net loss attributable to common stockholders	$(12,657)	$(5,474)
Other comprehensive loss:
Unrealized loss on available‑for‑sale securities	(151)	(4)
Comprehensive loss	$(12,808)	$(5,478)
Net loss attributable to common stockholders per share, basic and diluted	$(0.72)	$(1.08)
Weighted‑average number of common shares used to compute basic and diluted net loss per share	17,583,377	5,071,721

See accompanying notes.

Menlo Therapeutics Inc.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017

Operating activities
Net loss	$(12,657)	$(5,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	2
Amortization of premium on investment securities	(123)	47
Stock‑based compensation expense	822	316
Accrued interest	(88)	125
Change in operating assets and liabilities:
Accounts receivable	552	—
Prepaid expenses and other current assets	75	(179)
Other long‑term assets	(85)	66
Accounts payable	1,039	(303)
Accrued expenses and other current liabilities	(385)	278
Deferred revenue	(449)	(449)
Other non‑current liabilities	4	(13)
Net cash used in operating activities	(11,290)	(5,584)
Investing activities
Purchase of investments	(72,778)	(8,228)
Proceeds from sales of investments	4,100	1,200
Proceeds from maturities of investments	22,900	14,615
Net cash (used in) provided by investing activities	(45,778)	7,587
Financing activities
Proceeds from issuance of common stock, net of issuance costs	125,389	—
Net cash provided by financing activities	125,389	—
Net increase in cash and cash equivalents	68,321	2,003
Cash and cash equivalents at beginning of period	10,206	4,026
Cash and cash equivalents at end of period	$78,527	$6,029
Non-cash financing activities
Conversion of preferred stock to common stock	$109,327	$—
See accompanying notes.

Menlo Therapeutics Inc.
Notes to Unaudited Interim Condensed Financial Statements

1.	Formation and Business of the Company
Menlo Therapeutics Inc., or the “Company”, is a late‑stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus, or itch, associated with dermatologic conditions such as psoriasis and prurigo nodularis, as well as for the treatment of refractory chronic cough, a cough that persists for at least eight weeks despite treatment of any identified underlying cause. The Company believes that its product candidate, serlopitant, a highly selective once‑daily, oral small molecule inhibitor of the neurokinin 1, or NK1 receptor, has the potential to significantly alleviate itch and cough symptoms. Pruritus associated with psoriasis and prurigo nodularis, as well as refractory chronic cough, each represents a significant patient need.
The Company was incorporated in Delaware in October 2011. Since commencing operations, the Company has devoted substantially all of its resources to developing its product candidate, serlopitant, including conducting clinical trials and providing general and administrative support for these operations.
Initial Public Offering
In January 2018, the Company completed its initial public offering (“IPO”) of shares of its common stock, pursuant to which the Company issued 8,050,000 shares of common stock, which includes 1,050,000 shares issued pursuant to the over-allotment option granted to its underwriters, and received net proceeds of approximately $125.4 million, after deducting underwriting discounts, commissions and offering expenses. In connection with the completion of the Company's IPO, all shares of convertible preferred stock converted into 9,629,405 shares of common stock.
Liquidity and Capital Resources
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. For the three months ended March 31, 2018, the Company incurred a net loss of $12.7 million and used $11.3 million of cash in operations. As of March 31, 2018, the Company had cash, cash equivalents and investments of $176.6 million and an accumulated deficit of $71.8 million.
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
The Company believes that its existing cash, cash equivalents and investments as of March 31, 2018 will provide sufficient funds to enable it to meet its obligations for at least the next twelve months.
2.    Significant Accounting Policies
Basis of Presentation
The accompanying financial information for the three months ended March 31, 2018 and 2017 is unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and include all adjustments, which include only normal and recurring adjustments necessary for the fair presentation of our statement of financial position as of March 31, 2018, our statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017 and our statements of cash flows for the three months ended March 31, 2018 and 2017. The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other period(s). The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 28, 2018.
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
Use of Estimates
Preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting periods covered by the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, stock‑based compensation expense, the resolution of uncertain tax positions and valuation allowance and accruals for research and development costs. Management bases its estimates on historical experience on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Research and Development Expenses
Research and development costs are expensed as incurred. Substantially all of our research and development expenses consist of expenses incurred in connection with the development of serlopitant. These expenses include certain payroll and personnel expenses including stock‑based compensation expense, consulting costs, contract manufacturing costs and fees paid to clinical research organizations, or CROs, to conduct research and development. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.
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
The fair value of options to purchase common stock granted to employees is estimated on the grant date using the Black‑Scholes option valuation model. The calculation of stock‑based compensation expense requires that the Company make certain assumptions and judgments about a number of complex and subjective variables used in the Black‑Scholes model, including the expected term, expected volatility of the underlying common stock, and risk‑free interest rate. The Company accounts for options issued to non‑employees using the Black‑Scholes option valuation model and is measured and recognized as the stock options are earned.

Revenue Recognition
The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). For the Company’s collaboration agreement, which is discussed further under Note 5, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is satisfied.
The Company identifies the performance obligations included within the agreement and evaluates which performance obligations are distinct. Upfront payments for licenses are evaluated to determine if the license is capable of being distinct from the obligations of the Company to participate on certain development and/or commercialization committees with the collaboration partners and supply manufactured drug product for clinical trials. For performance obligations that the Company satisfies over time, the Company utilizes the input method and revenue is recognized by consistently applying a method of measuring progress toward complete satisfaction of that performance obligation. The Company periodically reviews its estimated periods of performance based on the progress under each arrangement and accounts for the impact of any changes in estimated periods of performance on a prospective basis.
Under its collaboration agreement, the Company may receive milestone payments related to development and commercial achievements. Milestone payments are a form of variable consideration as the payments are contingent upon achievement of a substantive event. Milestone payments are estimated and included in the transaction price when the Company determines that it is probable that there will not be a significant reversal of cumulative revenue recognized in future periods. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjust the Company’s estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment.
Research and development revenues and cost reimbursements are based upon negotiated rates for the Company’s full-time employee equivalents (“FTE”) and actual out-of-pocket costs. FTE rates are set based upon the Company’s costs, and which the Company believes approximate fair value. None of the revenues recognized to date are refundable if the relevant research effort is not successful.
In accordance with ASC 606, the Company is required to adjust the transaction price for the effects of the time value of money if the timing of payments agreed to by the parties to the contract, explicitly or implicitly, provides the Company or its customer with a significant benefit of financing the transfer of goods or services. The Company concluded that its collaboration agreement does not contain a significant financing component because the payment structure of its agreements arise from reasons other than providing a significant benefit of financing.
Net Loss per Share of Common Stock
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock and common stock options are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three months ended March 31, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(12,657)	$(5,474)
Denominator:
Weighted-average common shares outstanding	17,709,274	5,280,058
Less: weighted-average common shares subject to repurchase	(125,897)	(208,337)
Weighted-average common shares used to compute basic and diluted net loss per share	17,583,377	5,071,721
Net loss per share attributable to common stockholders
Basic and diluted	$(0.72)	$(1.08)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	March 31,
	2018	2017
	(unaudited)
Stock options available for issuance	3,731,172	1,123,911
Stock options outstanding	2,505,754	1,595,499
Outstanding common stock subject to repurchase	119,026	201,466
Convertible preferred stock issuable upon conversion to common stock	—	5,234,800
Total	6,355,952	8,155,676

Recent Accounting Pronouncements
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
In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The

ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow‑scope improvements and practical expedients, respectively. The effective date of this additional update is the same as that of ASU 2014‑09. The guidance permits the use of either a full retrospective or modified retrospective method. The Company adopted the standard using the full retrospective method. The effect of initially applying the new revenue standard was immaterial.
Based on the evaluation of its current collaboration agreement and associated revenue streams, revenue will be recorded consistently under both the current and the new standard.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019. The Company is in the process of evaluating the impact the adoption of this standard would have on its financial statements and disclosures.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income that would permit entities to make a one-time reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rates under the Tax Cuts and Jobs Act (the "Act"), effective for the year ended December 31, 2017. The amount of the reclassification is calculated on the basis of the difference between the historical tax rate and newly enacted tax rate. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact of this standard on its financial statements and disclosures
3.    Cash Equivalents and Investments
At March 31, 2018 and December 31, 2017, the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available‑for‑sale securities. There were no realized gains or losses recognized on the sale or maturity of available‑for‑sale securities during the three months ended March 31, 2018 and 2017 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. As of March 31, 2018, the Company’s long-term investments in U.S. Treasury securities have maturity dates less than 1.5 years. All of the Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers an investment security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through earnings to its impaired value and establishes that as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of March 31, 2018, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to change in credit risk, and the Company believes that it is more likely than not the investments will be held until maturity.

The following table summarizes the available‑for‑sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2018 (unaudited)
Money market funds	$64,769	$—	$—	$64,769
Corporate notes	103,764	—	(184)	103,580
Government notes	7,937	—	(18)	7,919
Total	$176,470	$—	$(202)	$176,268

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017:
Money market funds	$8,685	$—	$—	$8,685
Corporate notes	46,133	—	(35)	46,098
Government notes	6,191	—	(16)	6,175
Total	$61,009	$—	$(51)	$60,958

4.    Fair Value Measurements
The fair value of the Company’s financial instruments reflects the amounts that the Company estimates it would receive in connection with the sale of an asset or pay in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:
Level 1 ‑ Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
Level 2 ‑ Inputs other than quoted prices that are observable for the assets or liability either directly or indirectly, including inputs in markets that are not considered to be active;
Level 3 ‑ Inputs that are unobservable.
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.
During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods presented. A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018 (unaudited)
Assets:
Money market funds	$64,769	$64,769	$—	$—
Corporate notes	103,580	—	103,580	—
Government notes	7,919	7,919	—	—
Total assets	$176,268	$72,688	$103,580	$—

	Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017:
Assets:
Money market funds	$8,685	$8,685	$—	$—
Corporate notes	46,098	5,103	40,995	—
Government notes	6,175	6,175	—	—
Total assets	$60,958	$19,963	$40,995	$—

The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds and marketable securities. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.
5.    License Agreements
Merck License
In December 2012, the Company entered into an exclusive worldwide royalty free license agreement with Merck Sharp & Dohme Corp., or “Merck” for exclusive worldwide rights for the development and commercialization of serlopitant and two other NK1‑R antagonists in all human diseases, disorders or conditions, except for the treatment and prevention of nausea or vomiting. The Company paid Merck an upfront non‑refundable non‑creditable licensing fee of $1.0 million dollars and issued to Merck shares of its common stock. In addition, the Company has agreed to make aggregate payments of up to $25.0 million dollars upon the achievement of specified development and regulatory milestones.

Future milestone payments are considered a form of variable consideration and accrued for when the Company determines that it is probable that there will not be a significant reversal of the accrual in future periods. Through March 31, 2018, no milestones have been achieved under the license agreement with Merck.
JT Torii Collaboration Agreement
On August 10, 2016, the Company entered into a license and collaboration agreement with Japan Tobacco Inc. and Torii Pharmaceutical Co. Ltd., together referred to as “JT Torii”, which is referred to as the “Collaboration Agreement”. Under the Collaboration Agreement, the Company granted to JT Torii the rights to develop and commercialize products containing serlopitant in Japan, for the treatment of diseases and conditions other than nausea or vomiting. In exchange, JT Torii paid the Company an upfront, non‑refundable payment of $11.0 million. In addition, the Company is entitled to receive aggregate payments of up to $28.0 million upon the achievement of specified development and regulatory milestones, and $15.0 million upon the achievement of a commercial milestone, as well as tiered royalties from the mid-single digits up to the mid‑teens on sales of licensed products in Japan. The Company’s performance obligations under the license agreement include the transfer of intellectual property rights in the form of licenses, obligations to participate on certain development and/or commercialization committees with the collaboration partners and supply manufactured drug product for clinical trials.
The Company is reimbursed by JT Torii for the non-commercial supplies of serlopitant at the same rate it is charged by the third-party manufacturer for such supplies, which price does not include a significant or incremental discount for JT Torii. The assessment of performance obligations also requires judgment in order to determine the allocation of revenue to each deliverable and the appropriate period of time over which the revenue should be recognized.
Under the Collaboration Agreement, the Company has determined that the license is not distinct from the research and development services because JT Torii cannot use the license with its available resources to obtain any economic value without the Company’s participation. The license and the services are combined as one unit of accounting and upfront payments are recorded initially as deferred revenue in the balance sheet. Revenue is then recognized over an estimated performance period as performance of services is being completed. The Company is recognizing the upfront fee based on performance of the obligation using input method over the period of performance of six years, which represents the estimated development period in the territories based on the initial development plan managed by the joint steering committee. The term of the agreement is through the expiration of the patents associated with serlopitant. The Company periodically reviews its estimated periods of performance based on the progress under each arrangement and accounts for the impact of any changes in estimated periods of performance on a prospective basis.
Under the Collaboration Agreement, the Company is entitled to receive aggregate payments of up to $28.0 million upon the achievement of specified development and regulatory milestones, and $15.0 million upon the achievement of a commercial milestone. Two of the milestones, which amount to $2.0 million each, relate to the preparation of an investigational new drug application (“IND”) for submission to regulatory authorities in the territory are considered substantive given that they are triggered by the Company’s performance relative to the achievement of pre-specified, “at risk” milestone events, including the submission of all completed trials clinical data packages and the validation of the manufacturing process. All other milestones, which amount to an aggregate of $24.0 million, are included in the transaction price when the Company determines that it is probable that there will not be a significant reversal of cumulative revenue recognized in future periods.
On September 1, 2017, the Company entered into a new services agreement with JT Torii to provide research and development services, including regulatory, chemistry and manufacturing support and related materials that is distinct from the original Collaboration Agreement. The Company evaluated the new services agreement and determined that the research and materials delivered to JT Torii represents another contract that provides distinct goods and services to JT Torii. The fees received under the services agreement will be recognized as and when such services are performed by the Company and JT Torii consumes the benefits of those services. The Company has no obligation to provide services unless requested by JT Torii and agreed to by the Company. The Company is eligible to receive reimbursement of estimated costs incurred and payment for research services performed directly by the Company at agreed upon rates. During the quarter ended March 31, 2018, the Company recognized revenue of $48,000 in the statement of operations related to the services agreement. The services agreement terminates upon the termination of the Collaboration Agreement or by mutual agreement of the parties.
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
In April 2018, JT Torii informed the Company that they have decided to halt the recently initiated Japanese Phase 2 clinical trial of serlopitant. JT Torii has indicated that they are reevaluating their serlopitant development program based upon evolving commercial considerations in Japan. Based upon communication with JT Torii, the Company expects that the Collaboration Agreement for serlopitant will ultimately be terminated. If the Collaboration Agreement is terminated, the Company will accelerate recognition of deferred revenue under the agreement. In the second quarter of 2018, the Company expects to earn and recognize a $2.0 million milestone payment related to JT Torii’s receipt of IND-enabling past clinical study reports delivered by the Company under the agreement.
6.    Balance Sheets Components
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Accrued personnel expenses	$470	$1,108
Accrued clinical and development expenses	2,506	2,250
Other	198	201
Total	$3,174	$3,559

7.    Commitments and Contingencies
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
Leases
The Company conducts its operations using leased office facilities. On April 6, 2016, the Company entered into a lease agreement. The twenty-six month lease, began on May 1, 2016, and provides 4,000 square feet of office space in Menlo Park, California. Base annual rent was initially approximately $20,000 per month, with annual increases.
In September 2017, the Company entered into a lease agreement. The thirty-month lease, beginning on October 1, 2017 provides approximately 14,000 square feet of office space in Redwood City, California. Base annual rent is approximately $55,000 per month, with annual increases.

The Company recognizes rent expense on a straight‑line basis over the respective lease period. Rent expense for the three months ended March 31, 2018 and 2017 was $225,000 and $58,000, respectively.
As of March 31, 2018, total future minimum lease payments under our operating leases are as follows (in thousands):

2018	$493
2019	675
2020	173
Total future minimum lease payments	$1,341

Indemnification
As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2018.
Contingencies
From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. Management is not currently aware of any matters that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.
8.    Stockholders’ Equity (Deficit)
Equity incentive plan
Under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”), the Company may grant options to purchase common stock, restricted stock awards, or directly issue shares of common stock to employees, directors and consultants of the Company. Under the 2011 Plan, options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. The Company adopted a 2018 Omnibus Incentive Plan (the “2018 Plan”), effective on January 23, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock and cash-based awards (including annual cash incentives and long-term cash incentives). The Company has reserved for issuance pursuant to awards under the 2018 Plan 3,000,000 shares of our common stock.
The Company adopted a 2018 Employee Stock Purchase Plan, or ESPP, effective on January 23, 2018. The ESPP will enable eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount following its effectiveness. The Company has reserved 325,000 shares of common stock for issuance under the ESPP.

Total stock-based compensation expense for employees and non-employees recognized in the statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Research and development	$426	$177
General and administrative	396	139
Total stock-based compensation expense	$822	$316

The table below summarizes stock option and restricted award activity under the 2011 and 2018 Plan:

	Number of Shares Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2017	2,506,926	$3.50	8.79	$24,033
Forfeited	(6,772)	7.01
Granted	5,600	31.58
Balances at March 31, 2018	2,505,754	$3.57	8.58	$85,225

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations.
The following factors, among others, including those described in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, could cause our future results to differ materially from those expressed in the forward-looking information:

•
our clinical and regulatory development plans for serlopitant, including the timing of the commencement of, and receipt of results from, our ongoing and planned Phase 2 and Phase 3 clinical trials and the timing of our submission of a New Drug Application, or NDA to the U.S. Food and Drug Administration, or FDA for serlopitant;

•	our expectations regarding the potential market size and size of the potential patient populations for serlopitant, if approved or cleared for commercial use;

•	the timing of commencement of future non-clinical studies and clinical trials;

•	our ability to successfully complete clinical trials;

•	our intentions and our ability to establish collaborations or obtain additional funding;

•	our use of net proceeds from our initial public offering;

•	the timing or likelihood of regulatory filings and approvals or clearances for our product candidates;

•	our commercialization, marketing and manufacturing capabilities ad expectations;

•	our intentions with respect to the commercialization of serlopitant or any other candidates;

•	the pricing and reimbursement of serlopitant, if approved;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;

•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;

•	our ability to attract and retain key scientific or management personnel;

•	the impact of laws and regulations;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry, including competing drugs and therapies.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview
We are a late‑stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus associated with dermatologic conditions such as psoriasis and prurigo nodularis, a severely pruritic skin condition with lesions, as well as for the treatment of refractory chronic cough. We believe that serlopitant, a highly selective small molecule inhibitor of the neurokinin 1 or NK1 receptor, has the potential to significantly alleviate pruritus and refractory chronic cough symptoms.
We have initiated a broad clinical development program for serlopitant as a once‑daily oral tablet treatment for pruritus associated with psoriasis and prurigo nodularis and for the treatment of refractory chronic cough. We have completed three double‑blind Phase 2 clinical trials in over 850 patients with pruritus and observed clinically relevant and statistically significant improvements in pruritus in patients treated with serlopitant compared to patients treated with placebo in two of the three trials. The first Phase 2 clinical trial, conducted in 257 patients with chronic pruritus, met its primary and multiple secondary efficacy endpoints of pruritus reduction for patients treated at our two highest doses (5 mg and 1 mg daily) compared with those receiving placebo. The second Phase 2 clinical trial, conducted in 127 patients with prurigo nodularis, also met its primary and multiple secondary efficacy endpoints demonstrating significant pruritus reduction. In April 2018, we announced results from our third Phase 2 clinical trial, conducted in 484 patients with pruritus associated with atopic dermatitis. The study did not meet its primary and secondary efficacy endpoints, with no statistically significant difference demonstrated between the serlopitant treated groups and the placebo treated group. Serlopitant has been dosed in more than 1,300 individuals and has been shown to be well tolerated, including when administered to patients in a clinical trial for up to one year.
We expect data from our ongoing Phase 2 clinical trial in refractory chronic cough in the fourth quarter of 2018 and from our ongoing Phase 2 clinical trial in pruritus associated with psoriasis by late 2018 or early 2019. We initiated the first of two planned Phase 3 clinical trials in pruritus associated with prurigo nodularis in the second quarter of 2018 and plan to initiate the second trial in the third quarter of 2018, with results from both trials expected in the first half of 2020. If these and future clinical trials are successful, we could potentially submit an NDA, in 2020.
Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of serlopitant. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of March 31, 2018, we had an accumulated deficit of $71.8 million, primarily as a result of research and development and general and administrative expenses. We incurred net losses of approximately $12.7 million and $5.5 million for the three months ended March 31, 2018 and 2017, respectively. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize serlopitant for the treatment of pruritus associated with one or more dermatologic conditions or for refractory chronic cough, and we can provide no assurance that we will ever generate significant revenue or profits.
As of March 31, 2018, our cash, cash equivalents and investments totaled $176.6 million. In January 2018, we completed our initial public offering. We sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.4 million, net of underwriting commissions and related expenses. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”
We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing and planned clinical trials, the development and validation of our commercial manufacturing process for serlopitant, and other development activities including potentially commencing Phase 3 clinical trials for pruritus associated with psoriasis and for refractory chronic cough. In addition, we expect to pay a $3.0 million milestone payment to Merck in the second quarter of 2018 associated with the initiation of our Phase 3 clinical program for pruritus associated with prurigo nodularis. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time when we can generate significant revenue from sales of serlopitant, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of serlopitant for one or more indications or delay our efforts to expand our product pipeline.
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
Revenue from the upfront payment is being amortized over the period of performance of the Collaboration Agreement, the period which we expect to provide research and development services to JT Torii. During the fourth quarter of 2017, the Company achieved a substantive milestone related to the validation of the manufacturing process under the Collaboration Agreement, and recognized milestone revenue of $2.0 million.
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
In April 2018, JT Torii informed us that they have decided to halt the recently initiated Japanese Phase 2 clinical trial of serlopitant. JT Torii has indicated that they are reevaluating their serlopitant development program based upon evolving commercial considerations in Japan. Based upon communication with JT Torii, we expect that the JT Torii Collaboration Agreement for serlopitant will ultimately be terminated. If the Collaboration Agreement is terminated, we will accelerate recognition of deferred revenue under the agreement. In the second quarter of 2018, we expect to earn and recognize a $2.0 million milestone payment related to JT Torii’s receipt of all of the IND-enabling past clinical study reports we delivered under the Collaboration Agreement.
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

Results of Operations
Comparison of Three Months Ended March 31, 2018 and 2017
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017	Increase	% Change
Collaboration and license revenue	$497	$449	$48	11
Operating expenses:
Research and development	11,020	4,992	6,028	121
General and administrative	2,697	1,012	1,685	167
Loss from operations	(13,220)	(5,555)	(7,665)	138
Interest income and other expense, net	563	81	482	595
Net loss	$(12,657)	$(5,474)	$(7,183)	131

Collaboration and License Revenue
Collaboration and license revenue of $0.5 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively was primarily comprised of revenue we recognized during the period from the initial upfront payment of $11.0 million under the Collaboration Agreement with JT Torii we entered into in August 2016.
Research and Development Expenses
During the three months ended March 31, 2018, research and development expenses increased $6.0 million, or 121% as compared to the corresponding period in 2017. The increase was primarily due to an increase in clinical trial expenses of $4.7 million and an increase in personnel expenses of $0.9 million as a result of an increase in our employee headcount. For the periods presented, substantially all of our research and development expenses related to our development activity for serlopitant.
General and Administrative Expenses
During the three months ended March 31, 2018, general and administrative expenses increased $1.7 million, or 167% as compared to the corresponding period in 2017. The increase was primarily due to an increase of $0.8 million in professional fees as a result of becoming a public company as well as an increase of $0.7 million in personnel expenses as a result of an increase in our employee headcount.
Interest Income and Other Expense, Net
Interest income and other expense, net for the three months ended March 31, 2018 and 2017 primarily consisted of interest income generated from our cash, cash equivalents and investments.
Liquidity and Capital Resources
Through March 31, 2018, we have financed our operations primarily through the sale of equity securities and payments under the Collaboration Agreement. As of March 31, 2018, we had cash, cash equivalents and investments of $176.6 million. Our cash, cash equivalents and investments are held in money market accounts and investments in corporate notes and government notes.
In January 2018, we completed our initial public offering. We sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.4 million, net of underwriting commissions and related expenses.

We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing and planned clinical trials, the development and validation of our commercial manufacturing process for serlopitant, and other development activities including potentially commencing Phase 3 clinical trials for pruritus associated with psoriasis and for refractory chronic cough. In addition, we expect to pay a $3.0 million milestone payment to Merck in the second quarter of 2018 associated with the initiation of our Phase 3 clinical program for pruritus associated with prurigo nodularis. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.
We will continue to require additional capital to develop our product candidate and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

▪
the time and cost necessary to complete our ongoing Phase 2 clinical trials for pruritus associated with psoriasis and for refractory chronic cough, our ongoing and planned Phase 3 clinical trials for pruritus associated with prurigo nodularis as well as any additional current and planned clinical trials of serlopitant;

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

▪	whether or not our collaboration with JT Torii is ultimately terminated;

▪	the timing of the milestone payments we must make to Merck;

▪	the costs of preparing to manufacture serlopitant on a commercial scale;

▪	our ability to successfully commercialize serlopitant;

▪	the manufacturing, selling and marketing costs associated with serlopitant, including the cost and timing of forming and expanding our sales organization and marketing capabilities;

▪	the degree and rate of market acceptance of any products launched by us or our partners;

▪	the cash requirements of any future acquisitions or discovery of product candidates;

▪	the progress, timing, scope and costs of our non-clinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;

▪	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

▪	our need and ability to hire additional personnel;

▪	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and

▪	the emergence of competing technologies or other adverse market developments.

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
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(11,290)	$(5,584)
Investing activities	(45,778)	7,587
Financing activities	125,389	—
Net increase in cash	$68,321	$2,003

Cash Used in Operating Activities
Cash used in operating activities for the three months ended March 31, 2018 was $11.3 million, primarily due to the net loss of $12.7 million, offset by stock-based compensation of $0.8 million and changes in operating assets and liabilities, including an increase in accounts payable of $1.0 million and a decrease in accounts receivable of $0.5 million. Cash used in operating activities for the three months ended March 31, 2017 was $5.6 million, primarily due to the net loss of $5.5 million.
Cash Used in Investing Activities
Cash used in investing activities for the three months ended March 31, 2018 represented purchases of investments of $72.8 million, offset by proceeds received from maturities and sales of investments of $27.0 million. Cash provided by investing activities for the three months ended March 31, 2017 represented purchases of investments of $8.2 million, offset by proceeds received from maturities and sales of investments of $15.8 million.
Cash Provided by Financing Activities
Cash provided by financing activities for the three months ended March 31, 2018 was $125.4 million consisting of net proceeds from our initial public offering.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of March 31, 2018 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Lease obligations, net	$493	$848	$—	$—	$1,341

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
Revenue Recognition
We record revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). For the Collaboration Agreement, we identify the performance obligations, determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when (or as) the performance obligation is satisfied.
We identify the performance obligations included within the agreement and evaluate which performance obligations are distinct. Upfront payments for licenses are evaluated to determine if the license is capable of being distinct from the obligations to participate on certain development and/or commercialization committees with the collaboration partners and supply manufactured drug product for clinical trials. For performance obligations that are satisfied over time, we utilize the input method and revenue is recognized by consistently applying a method of measuring progress toward complete satisfaction of that performance obligation. We periodically review our estimated periods of performance based on the progress under each arrangement and account for the impact of any changes in estimated periods of performance on a prospective basis.
Under the Collaboration Agreement, we may receive milestone payments related to development and commercial achievements. Milestone payments are a form of variable consideration as the payments are contingent upon achievement of a substantive event. Milestone payments are estimated and included in the transaction price when we determine that it is probable that there will not be a significant reversal of cumulative revenue recognized in future periods.
Research and development revenues and cost reimbursements are based upon negotiated rates for our full-time employee equivalents (“FTE”) and actual out-of-pocket costs. FTE rates are set based upon our costs, and which we believe approximate fair value. None of the revenues recognized to date are refundable if the relevant research effort is not successful.
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

Stock-Based Compensation Expense
We measure and recognize compensation expense for all stock‑based awards made to employees, directors and non‑employees, based on estimated fair values recognized using the straight‑line method over the requisite service period.
The fair value of options to purchase common stock granted to employees is estimated on the grant date using the Black‑Scholes option valuation model. The calculation of stock‑based compensation expense requires us to make certain assumptions and judgments about a number of complex and subjective variables used in the Black‑Scholes model, including the expected term, expected volatility of the underlying common stock, risk‑free interest rate, as well as estimating future forfeitures of unvested stock options. To the extent actual forfeiture results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period the estimates are revised. We account for options issued to non‑employees using the Black‑Scholes option valuation model and is measured and recognized as the stock options are earned.
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
Off-Balance Sheet Arrangements
We are not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Indemnification
As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2018.
JOBS Act Accounting Election
The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We chose to “opt out” of this provision and, as a result, we comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.
Recently Issued and Adopted Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 2, “Significant Accounting Policies” in the Notes to Unaudited Interim Condensed Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2018, we had cash, cash equivalents and investments of $176.6 million, consisting of interest‑bearing money market accounts and investments in corporate notes and government securities, which would be affected by changes in the general level of United States interest rates. However, due to the short‑term maturities and the low‑risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.
We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently a party to any material legal proceedings.

1A. Risk Factors.
Our business is subject to various risks and uncertainties, including those described below, that we believe apply to our business and the industry in which we operate. You should carefully consider these risks, as well as the other information in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.
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
We are a late‑stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing serlopitant, which is our only product in development. We are not profitable and have incurred losses in each year since our inception in 2011. We have only a limited operating history upon which stockholders can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2018 and 2017 was approximately $12.7 million and $5.5 million, respectively. As of March 31, 2018, we had an accumulated deficit of $71.8 million. We expect to continue to incur losses for at least the next few years, and we anticipate these losses will increase as we continue our development, seek regulatory approval of, and, if approved, begin to commercialize serlopitant. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.
We have devoted substantially all of our financial resources and efforts to the development of serlopitant as a once‑daily, oral tablet treatment of pruritus associated with underlying dermatologic conditions such as psoriasis and prurigo nodularis, and for the treatment of chronic refractory cough. As of March 31, 2018, we had capital resources consisting of cash, cash equivalents and investments of $176.6 million. In January 2018, we completed our initial public offering, or IPO, which increased our cash resources by approximately $125.4 million. We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing and planned clinical trials, the development and validation of our commercial manufacturing process for serlopitant, and other development activities including potentially commencing Phase 3 clinical trials for pruritus associated with psoriasis and prurigo nodularis, and for refractory chronic cough. In addition, we expect to pay a $3.0 million milestone payment to Merck in the second quarter of 2018 associated with the initiation of our Phase 3 program for pruritus associated with prurigo nodularis. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We also expect to incur expenses related to the recruitment and retention of personnel, working capital and other general corporate purposes. We may incur additional expenses in connection with expanding our pipeline, including by pursuing additional indications for serlopitant or the in‑license or acquisition of additional drug candidates or commercial products.

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
Our future funding requirements will depend on many factors, including, but not limited to:

▪
the time and cost necessary to complete our ongoing Phase 2 clinical trials for pruritus associated with psoriasis and for refractory chronic cough, our ongoing and planned Phase 3 clinical trials for pruritus associated with prurigo nodularis as well as any additional current and planned clinical trials of serlopitant;

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

▪	whether or not our collaboration with JT Torii is ultimately terminated;

▪	the timing of the milestone payments we must make to Merck;

▪	the costs of preparing to manufacture serlopitant on a commercial scale;

▪	our ability to successfully commercialize serlopitant;

▪	the manufacturing, selling and marketing costs associated with serlopitant, including the cost and timing of forming and expanding our sales organization and marketing capabilities;

▪	the amount of sales and other revenues from serlopitant, including the sales price and the availability of adequate third‑party reimbursement;

▪	the degree and rate of market acceptance of any products launched by us or our partners;

▪	the cash requirements of any future acquisitions or discovery of product candidates;

▪	the progress, timing, scope and costs of our non‑clinical studies and clinical trials, including the ability to enroll patients in a timely manner in potential future clinical trials;

▪	the time and cost necessary to respond to technological and market developments;

▪	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

▪	our need and ability to hire additional personnel;

▪	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and

▪	the emergence of competing technologies or other adverse market developments.

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
To date, we have invested substantially all of our efforts and financial resources in the development of serlopitant, which is currently our sole product candidate in development. Our prospects, including our ability to finance our operations and generate revenue from product sales, currently depends entirely on the successful development and commercialization of serlopitant. The clinical and commercial success of serlopitant will depend on a number of factors, including the following:

▪	the timely completion of and results from our two ongoing Phase 2 clinical trials of serlopitant for the treatment of pruritus associated with psoriasis and for refractory chronic cough;

▪	the initiation of and results from our ongoing and planned Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis;

▪	the initiation of and results from any Phase 3 clinical trials, if conducted, in pruritus associated with psoriasis or refractory chronic cough;

▪	whether the FDA disagrees with the number, design, size, conduct, or implementation of our planned and future clinical trials;

▪
our ability to demonstrate serlopitant’s safety and efficacy to treat pruritus associated with psoriasis or with prurigo nodularis or to treat refractory chronic cough to the satisfaction of the FDA or foreign regulatory authorities;

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

▪
the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities to treat pruritus associated with psoriasis or prurigo nodularis, or to treat refractory chronic cough;

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

▪	the ability of our third‑party manufacturers to comply with current good manufacturing practices, or cGMP;

▪	achieving and maintaining compliance with all regulatory requirements applicable to serlopitant;

▪	our success in educating physicians and patients about the benefits, administration and use of serlopitant;

▪	the willingness of physicians and patients to utilize or adopt serlopitant;

▪	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

▪	our ability to obtain and sustain an adequate level of reimbursement for serlopitant by third‑party payers;

▪	the effectiveness of our own, our current collaborator’s, or any future strategic collaborators’ marketing, sales and distribution strategy and operations;

▪	our ability to enforce our intellectual property rights in and to serlopitant;

▪	our ability to avoid third‑party patent interference or patent infringement claims;

▪	a continued acceptable safety profile of serlopitant following approval; and

▪	emerging safety signals from other drugs generally perceived to be in the same drug class as serlopitant, including NK1-R antagonists.
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
To gain approval to market a drug product, we must provide the U.S. Food and Drug Administration (FDA) and foreign regulatory authorities with non‑clinical, clinical, and chemistry, manufacturing, and controls, or CMC, data that adequately demonstrates the safety and efficacy of the product for the intended indication applied for in the New Drug Application (NDA) or other respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Further, although members of our management team have conducted clinical trials and obtained marketing approvals for product candidates in the past while employed at other companies, we as a company have not done so. As a result, such activities may require more time and cost than we anticipate.
Our business currently depends entirely on the successful development, regulatory approval and commercialization of serlopitant following completion of all required non‑clinical and clinical trials, and generation of adequate CMC data. We initiated the first of two multi-center placebo-controlled double-blind Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis in the second quarter of 2018. Development of serlopitant for use in pediatric patients may be a required element of our development program for some of our target indications. We are developing a pediatric plan for review with regulatory authorities in Europe and the United States. In September 2017, the FDA authorized us to proceed with our Phase 2 clinical trial in refractory chronic cough under a separate IND for this indication. We enrolled the first patients in the trial in October 2017 and we expect data from this trial to be available in the fourth quarter of 2018.
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

▪
the number of subjects required for clinical trials of serlopitant may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post‑treatment follow‑up at a higher rate than we anticipate;

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

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be certain that any of our current and planned Phase 2 and Phase 3 clinical trials or any other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market serlopitant in any indication.
The primary efficacy analysis in our completed Phase 2 clinical trials of chronic pruritus and pruritus associated with prurigo nodularis was a statistically significant change in itch VAS from baseline compared to placebo measured at week six or eight. Based upon our interactions with the FDA, we will use a different efficacy analysis for our Phase 3 clinical trials, a 4‑point responder rate on the worst‑itch numeric rating scale, or WI‑NRS. We analyzed 4‑point responders in our chronic pruritus and prurigo nodularis Phase 2 clinical trials after the completion of the studies. The analyses of the percentage of patients with at least a 40 mm response on the visual analogue scale, or VAS, or a 4‑point response on WI‑NRS, were not pre‑specified in our initial completed Phase 2 clinical trials’ statistical analysis plans, and are thus considered post‑hoc analyses. For these and other reasons, our Phase 2 clinical trials may not predict serlopitant’s ability to demonstrate a statistically significant reduction in pruritus using this measure in Phase 3 clinical trials. Our Phase 2 clinical trial of serlopitant to treat pruritus associated with atopic dermatitis used WI-NRS and failed to meet its primary or secondary endpoints. It is also possible that the FDA or other regulatory agencies may require additional endpoints that are not currently included in our serlopitant clinical trials.
In our completed Phase 2 clinical trial of serlopitant for pruritus associated with prurigo nodularis, concomitant medications for treatment of pruritus other than loratadine or cetirizine were excluded. In our Phase 3 clinical trials for pruritus associated with prurigo nodularis, patients will be permitted to take certain additional medications that were not permitted in the Phase 2 clinical trial. The efficacy or safety of serlopitant when used with other agents in the Phase 3 clinical trials may differ from the Phase 2 clinical trial as a result of these additional medications. Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may also reveal safety concerns that were not identified in earlier smaller or shorter trials.
Other companies in the biopharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non‑clinical studies or clinical trials.
Use of patient-reported outcome assessments, or PROs, in our clinical trials may delay or impair the development of serlopitant and/or adversely impact our clinical trials.
Due to the difficulty of objectively measuring pruritus, the assessment of pruritus in clinical trials typically involves the use of PROs. For example, our clinical trials evaluating serlopitant in pruritus indications have used both the VAS and NRS scales, which require patients to evaluate their pruritus according to a numerical scale with the lowest number representing no itch and the highest number representing the worst itch imaginable. PROs have an important role in the development and regulatory approval of treatments for pruritus such as serlopitant. PROs involve patients’ subjective assessments of efficacy, and this subjectivity can increase the uncertainty of clinical trial outcomes assessing pruritus. Such assessments can be influenced by factors outside of the patient’s control and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical trial.
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
Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population and the ability of clinical sites to successfully recruit subjects to participate in clinical trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. For example, we previously initiated a clinical trial of serlopitant to treat pruritus following burn injury but discontinued the trial due to lack of timely enrollment. Enrollment can also be affected by seasonality and other factors. We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, among our target indications, prurigo nodularis is a relatively rare condition. It is possible that the specific requirements by the FDA for our patients to be included in these trials may make the trials more difficult to conduct or may significantly extend the time required for enrollment of these trials.
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
We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales organization and distribution systems or in lieu of our own sales organization and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize serlopitant. If we are not successful in commercializing serlopitant or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we would incur significant additional losses.
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
Merck could also develop serlopitant for treatment of nausea or vomiting or license these rights to a third party. Development of serlopitant in other fields could increase the possibility of identification of adverse safety results that impact our development of serlopitant for pruritus associated with dermatologic conditions and refractory chronic cough. In addition, if approved, commercialization of serlopitant in other fields could result in an increased threat of off‑label use to compete with the sale of serlopitant to treat these indications.

We have relied on our collaborative relationship with JT Torii for the development and commercialization of serlopitant in Japan.
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
In April 2018, JT Torii informed us that they have decided to halt the recently initiated Japanese Phase 2 clinical trial of serlopitant. JT Torii has indicated that they are reevaluating their serlopitant development program based upon evolving commercial considerations in Japan. Based upon communication with JT Torii, we expect that the Collaboration Agreement for serlopitant will ultimately be terminated, in which case we will not receive any additional revenues from JT Torii and will become responsible for the expenses associated with development and obtaining regulatory of serlopitant in Japan, should we choose to do so, or we may seek to find another collaborator.
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
When entering collaboration arrangements, we are subject to a number of risks, including:

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
Although there are currently no approved drugs specifically indicated for pruritus associated with psoriasis or prurigo nodularis, either in the United States or in Europe, we may face competition from those companies that are developing drugs specifically to treat pruritus associated with a variety of underlying dermatologic or systemic conditions, companies that are developing drugs specifically to treat chronic cough, companies that are developing and marketing other NK1‑R antagonists for pruritus or other conditions, that, when approved, could be used off‑label to treat pruritus or cough, and companies that currently market or are developing treatments intended directly to treat the underlying disease condition in psoriasis, or prurigo nodularis that have also been shown to have anti‑pruritic effects.
We are aware of other companies targeting pruritus or chronic cough as the primary outcome measure in United States clinical studies of drugs. There are multiple companies developing products at varying stages of development specifically intended to treat pruritus including: Vanda Pharmaceuticals, Trevi Therapeutics, Galderma, Sienna Biopharmaceuticals, Tioga, Nerre Therapeutics, Opko Health, GlaxoSmithKline, and Cara Therapeutics. In addition, Merck, GlaxoSmithKline, Attenua, and Nerre Therapeutics are developing therapeutic treatments for chronic cough. Of these companies, Vanda, Opko and Nerre are developing NK1‑R antagonists for indications that may compete directly with serlopitant. Other companies, including Tesaro and Merck, are also marketing or developing NK1‑R antagonists for other indications and could compete with serlopitant.
Even if serlopitant receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payers and others in the medical community necessary for commercial success.
If serlopitant receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third‑party payers and others in the medical community. If serlopitant does not achieve an adequate level of acceptance, we may not generate significant revenue and we may not become profitable. The degree of market acceptance of serlopitant, if approved for commercial sale, will depend on a number of factors, including:

▪	its efficacy, safety and potential advantages compared to alternative treatments;

▪	our ability to offer serlopitant for sale at competitive prices;

▪	the convenience and ease of administration compared to alternative treatments;

▪	the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;

▪	the risk that a competitor product may treat both the underlying condition and the associated pruritus;

▪	our ability to hire and retain a sales force in the United States;

▪	our ability to attract and retain potential commercialization collaborators in markets outside of the United States if we choose to do so;

▪	the strength of our marketing and distribution support;

▪	the availability of third‑party coverage and adequate reimbursement;

▪	the willingness of patients to pay out of pocket for serlopitant to the extent it is not reimbursed by third‑party payers;

▪	the prevalence and severity of any side effects; and

▪	any restrictions on the use of serlopitant together with other medications.
If coverage and adequate reimbursement from third-party payers are not available, it may make it difficult for us to sell serlopitant profitably.
Our ability to commercialize serlopitant successfully will depend in part on the extent to which governmental authorities, private health insurers and other third‑party payers establish adequate coverage and reimbursement for it. Patients who are prescribed treatments for their conditions and providers furnishing such services generally rely on third‑party payers to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of serlopitant.
Significant uncertainty exists as to the coverage and reimbursement status of newly approved products. A trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third‑party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. Third‑party payers also are increasingly challenging the effectiveness of and prices charged for medical products and services, including requiring companies to demonstrate the comparative effectiveness of a new therapy against other types of therapies that are available. The clinical trials we have conducted and plan to conduct on serlopitant test serlopitant’s performance against a placebo. Third‑party payers may request additional trials to demonstrate comparative effectiveness. Such trials would be expensive and time consuming, and the results are uncertain. As a result of these cost containment measures, coverage and reimbursement may not be available for serlopitant when it is approved for commercialization, and, even if available, the level of reimbursement may not be sufficient enough for successful commercialization of serlopitant or may significantly limit our revenue or profits, if any.
In the United States, private third‑party payers often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, no uniform policy requirement for coverage and reimbursement for products exists among third‑party payers and coverage and reimbursement can differ significantly from payor to payor. Each plan determines whether or not it will provide coverage, what amount it will pay, and with respect to pharmaceutical products, on what tier of its formulary such product will be placed. The position of a prescription drug on a formulary generally determines the co‑payment that a patient will need to make to obtain the product and can strongly influence the adoption of a product by patients and physicians. Each plan may separately require us to provide scientific and clinical support for the use of our products and, as a result, the coverage determination process is often a time‑consuming and costly process with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Our inability to obtain coverage and adequate reimbursement promptly from both government‑funded and private payers for any approved products that we develop could significantly harm our operating results, our ability to raise capital needed to commercialize our product candidates and our overall financial condition.
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
Undesirable side effects caused by serlopitant could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Serlopitant has been dosed in more than 1,300 individuals across multiple completed Phase 1 and Phase 2 clinical trials and has been shown to be well‑tolerated, including when administered to patients in a clinical trial for up to one year, and in shorter trials at much higher doses than our current planned therapeutic dose. However, patients may experience adverse reactions when using serlopitant. The most commonly reported treatment‑emergent adverse events across our completed Phase 2 clinical trials prior to our recently completed Phase 2 clinical trial in pruritus associated with atopic dermatitis were nasopharyngitis, urinary tract infection, diarrhea and headache. In our Phase 2 clinical trial of pruritus associated with atopic dermatitis, the only treatment emergent adverse events that were reported in more than 5% of patients in any study group were worsening of atopic dermatitis and worsening of pruritis. Although we have not seen any evidence of these reactions causing a safety concern in our clinical programs, it is possible that the FDA may ask for additional data regarding any adverse events seen in our trials. Results of our future trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for our product candidate for any or all targeted indications. The drug‑related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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
We currently have two ongoing Phase 2 clinical trials of serlopitant, an ongoing Phase 3 clinical trial of serlopitant and an ongoing long term safety study of serlopitant, and we plan to initiate a second Phase 3 clinical trial of serlopitant in the third quarter of 2018. If the results of our Phase 2 clinical trials are promising, we plan to rapidly advance serlopitant into Phase 3 clinical trials for pruritus associated with psoriasis and/or for refractory chronic cough. As of March 31, 2018, we had 36 employees. In order to manage our operations, clinical trials, regulatory filings, manufacturing and supply activities, marketing and commercialization activities for serlopitant or any future product candidates, we will need to continue to expand our managerial, operational, finance, systems, facilities and other resources. To effectively execute our strategy, we must:

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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon our experienced senior management, including Steven Basta, Chief Executive Officer, Paul Kwon, M.D., Chief Scientific Officer, Mary Spellman, M.D., Chief Medical Officer and Kristine Ball, Senior Vice President, Corporate Strategy and Chief Financial Officer. The loss of services of any of these individuals could materially adversely impact our ability to sustain or grow our operations.
Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. The failure of our Phase 2 clinical trial of serlopitant to treat pruritus associated atopic dermatitis to meet its primary or secondary endpoints may also yield unintended consequences, such as reduced employee morale and unwanted attrition. In addition, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. The San Francisco Bay Area has a high cost of living, which may make it harder to recruit personnel. We will need to hire additional personnel as we expand our clinical development and commercial activities, and we may be required to expend significant financial resources in our employee recruitment and retention efforts. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output or other proprietary knowledge.
We may not be successful in our efforts to obtain regulatory approval of serlopitant in multiple indications concurrently or at all.
One element of our strategy is to potentially seek approval for and commercialize serlopitant for pruritus associated with multiple dermatologic conditions and for refractory chronic cough. If our ongoing, planned and future clinical trials are successful, we could potentially submit a New Drug Application in 2020 for pruritus associated with prurigo nodularis, pruritus associated with psoriasis or refractory chronic cough.
If our ongoing and planned Phase 3 clinical trials of serlopitant for pruritus associated with prurigo nodularis and any Phase 3 clinical trials we may initiate for pruritus associated with psoriasis following the completion of our ongoing Phase 2 clinical trial are successfully completed, and such clinical trials demonstrate efficacy and safety of the same dosage form and route of administration of serlopitant in both pruritus indications at approximately the same time, we may seek FDA approval concurrently for the treatment of pruritus in prurigo nodularis and psoriasis. There can be no assurance that we will successfully initiate any Phase 3 clinical trials for pruritus associated with psoriasis, or that any of the Phase 3 clinical trials that we do initiate will be completed in time to permit this, or that the FDA will review or approve multiple indications simultaneously.
If any Phase 3 clinical trials we may initiate for refractory chronic cough following the completion of our ongoing Phase 2 clinical trial are successfully completed near the same time as any Phase 3 clinical trials we may initiate for any pruritus indications, we will likely need to choose between refractory chronic cough and one or more pruritus indications for which indication we seek FDA approval for first.
It is possible that our strategy of pursuing multiple indications may distribute our activities in a manner that is less advantageous than a strategy that may focus on fewer indications or a single indication. It is possible that the data from trials in multiple indications could adversely affect the regulatory review of serlopitant as compared with data from trials for a single indication. The FDA may not accept our submission for more than one pruritus indication in a single NDA application and we may not be able to seek approval of multiple indications for review at the same time, which could increase the time and expense required to obtain approval of multiple indications and delay the launch of one or more of our planned indications. In addition, if any Phase 3 clinical trials we may initiate for refractory chronic cough following completion of our Phase 2 clinical trial are successfully completed, we may seek FDA approval for the treatment of refractory chronic cough prior to seeking approval for any pruritus indications.
We may have chosen indications for serlopitant development that are more difficult or have less commercial potential than other possible indications.
Because we have limited financial and management resources, we are focusing on development programs for specific indications. As such, we are currently primarily focused on the development of serlopitant for the treatment of pruritus associated with two dermatologic conditions and refractory chronic cough. As a result, we may forego or delay pursuit of opportunities in other indications, or with other drug candidates that we may identify or that may be available, that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on profitable market opportunities. Our spending on current and future development programs and drug candidates for specific indications may not yield any commercially viable indication. If we do not accurately evaluate the commercial potential or target market for a particular indication for serlopitant, or for any other drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

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
Even where laws provide protection, costly and time‑consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. If we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering serlopitant or one of our future products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/

or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non‑enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability against our intellectual property related to serlopitant, we would lose at least part, and perhaps all, of the patent protection on serlopitant. Such a loss of patent protection would have a material adverse impact on our business. Moreover, our competitors could counterclaim that we infringe their intellectual property, and some of our competitors have substantially greater intellectual property portfolios than we do.
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
Certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is unclear. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may not obtain marketing approval, or we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third‑party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding, and applying new payment methodologies. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; created the Independent Payment Advisory Board, which, once empaneled, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
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
If our clinical trials are successful, we intend to seek approval to market serlopitant for the treatment of pruritus associated with specified dermatologic conditions, as well as for refractory chronic cough. We do not have plans to seek approval of serlopitant for any other indication at this time, including for the treatment of pruritus associated with any dermatologic condition other than psoriasis or prurigo nodularis. If we obtain regulatory approval to market serlopitant with an indication statement for the treatment of one or more of these indications, we will likely be prohibited from marketing serlopitant using any promotional claims relating to treatment of pruritus generally. Marketing of serlopitant may also be limited by regulatory authorities based on use as a monotherapy or adjuvant, concomitant medications, severity of pruritus and other factors.
The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. While serlopitant is being studied in pruritus associated with each of psoriasis and prurigo nodularis, as well as refractory chronic cough, serlopitant may not be promoted for uses that are not approved in the labeling by the FDA or EMA. Physicians may nevertheless prescribe serlopitant off‑label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of serlopitant for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third‑party payers, customers and patients, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval. Such laws include:

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

▪
analogous state and non‑U.S. laws and regulations, such as state anti‑kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third‑party payers, including private insurers; state laws that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state and non‑U.S. laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved or cleared product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.
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
Our stock price is volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

▪
announcement of clinical trial results, including the anticipated announcement of results from our Phase 2 trial of serlopitant for the treatment of pruritus associated with psoriasis, or any additional results we announce;

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
The trading market for our common stock may be influenced by the research and reports that equity research analysts publish about us and our business. We do not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrades our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline. If our operating results fail to meet the forecast of analysts, our stock price will likely decline.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse in connection with our IPO, the market price of our common stock could decline significantly. The lock-up agreements pertaining to that offering will expire July 23, 2018. As of March 31, 2018, there were approximately 23.0 million shares of our common stock outstanding. After the lock-up agreements expire, up to approximately 14.9 million additional shares of common stock will be eligible for sale in the public market, approximately 11.0 million of which shares are held by current directors, executive officers and other affiliates and may be subject to Rule 144 under the Securities Act.
In addition, approximately 5.5 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
The holders of approximately 12.6 million shares of our common stock, or approximately 54.7% of our total outstanding common stock as of March 31, 2018, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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
As of March 31, 2018, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates will, in the aggregate, beneficially own 63.4% of our outstanding common stock.
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
If we are not able to comply with the requirements of Section 404 of the Sarbanes‑Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline, and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission, or SEC, or other regulatory authorities.
We have broad discretion to determine how to use the funds raised in our IPO of our common stock and may invest or spend the proceeds in ways with which stockholders do not agree and in ways that may not increase the value of their investment.
Our management has broad discretion over the use of proceeds from our IPO. Our stockholders may not agree with our decisions, and our use of the proceeds may not yield any return on their investment. We expect to use the net proceeds to us from that offering, together with our existing cash and cash equivalents: (i) to complete our ongoing Phase 2 clinical trials of serlopitant for pruritus associated with psoriasis, and for refractory chronic cough; (ii) to significantly advance our Phase 3 development of serlopitant for pruritus associated with prurigo nodularis; (iii) to supply serlopitant for our clinical trials and for the development and validation of our commercial manufacturing process for serlopitant in preparation for our NDA and Marketing Authorization Application, or MAA submissions; (iv) for a $3.0 million milestone payment to Merck, associated with initiating a Phase 3 clinical trial; and (v) the remainder for personnel expenses, other development activities, including potentially commencing Phase 3 clinical trials for pruritus associated with psoriasis, and for refractory chronic cough, working capital and other general corporate purposes, including the costs of operating as a new public company. Our failure to effectively apply the net proceeds from our IPO could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. Our stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from that offering.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
None
Item 6.  Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q;

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38356) filed January 29, 2018).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38356) filed January 29, 2018).
10.1(a)#	2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5(a) to the Registrant’s Registration Statement on Form S-1 filed on January 12, 2018 (File No. 333-222324)).
10.1(b)#
Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(b) to the Registrant’s Registration Statement on Form S-1 filed on January 12, 2018 (File No. 333-222324)).

10.2#	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on January 12, 2018 (File No. 333-222324)).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 9, 2018

Menlo Therapeutics Inc.

By:	/s/ Steven Basta
Steven Basta President and Chief Executive Officer

By:	/s/ Kristine Ball
Kristine Ball Senior Vice President, Corporate Strategy and Chief Financial Officer