Form 10-Q
period 2018-06-30
Menlo Therapeutics Inc.
filed 2018-08-01
CIK 1566044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

Yes  ☐    No  ☒

As of July 16, 2018, there were 22,977,998 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” “until,” “if” and similar expressions or variations.

The following factors, among others, including those described in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, could cause our future results to differ materially from those expressed in the forward-looking information:

•

our clinical and regulatory development plans for serlopitant, including the timing of the commencement of, and receipt of results from, our ongoing and planned Phase 2 and Phase 3 clinical trials and the timing of our submission of an NDA to the FDA for serlopitant;

•	our expectations regarding the potential safety and efficacy of serlopitant;
•	our expectations regarding the potential market size and size of the potential patient populations for serlopitant, if approved or cleared for commercial use;
•	the timing of commencement of future non-clinical studies and clinical trials;
•	our ability to successfully complete clinical trials;
•	our intentions and our ability to establish collaborations or obtain additional funding;
•	our use of net proceeds from our initial public offering;
•	the timing or likelihood of regulatory filings and approvals or clearances for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and expectations;
•	our intentions with respect to the commercialization of serlopitant or any other candidates;
•	the pricing and reimbursement of serlopitant, if approved;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our ability to attract and retain key scientific or management personnel;
•	the impact of laws and regulations;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry, including competing drugs and therapies.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly  Report on Form 10-Q. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited condensed Financial Statements

Menlo Therapeutics Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,584	$10,206
Short-term investments	80,171	49,295
Accounts receivable	93	786
Prepaid expenses and other current assets	2,315	3,574
Total current assets	156,163	63,861
Long-term investments	10,425	2,978
Property and equipment, net	22	28
Other long-term assets	306	—
Total assets	$166,916	$66,867
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,089	$2,462
Accrued expenses and other current liabilities	3,560	3,559
Deferred revenue, current	-	1,796
Total current liabilities	8,649	7,817
Deferred revenue, long-term	-	6,735
Other non-current liabilities	78	22
Total liabilities	8,727	14,574
Commitments and contingencies (see Note 7)
Series A convertible preferred stock, $0.001 par value, no shares and 14,300 shares authorized at June 30, 2018 and December 31, 2017, respectively; no shares and 14,300 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively; Liquidation value of $0 and $14,300 as of June 30, 2018 and December 31, 2017, respectively	—	14,183
Series B convertible preferred stock, $0.001 par value, no shares and 14,106,583 shares authorized at June 30, 2018 and December 31, 2017, respectively; no shares and 14,106,583 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively; Liquidation value of $0 and $45,000 as of June 30, 2018 and December 31, 2017, respectively	—	44,820
Series C convertible preferred stock, $0.001 par value, no shares and 14,201,878 shares authorized at June 30, 2018 and December 31, 2017, respectively; no shares and 11,854,463 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively; Liquidation value of $0 and $50,500 as of June 30, 2018 and December 31, 2017, respectively	—	50,324
Stockholders’ equity (deficit):
Preferred stock: $0.0001 par value; 20,000,000 shares and no shares authorized at June 30, 2018 and December 2017, respectively; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock: $0.0001 par value; 300,000,000 shares and 55,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; 22,977,998 and 5,298,593 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	1
Additional paid-in capital	238,530	2,207
Accumulated other comprehensive loss	(150)	(51)
Accumulated deficit	(80,194)	(59,191)
Total stockholders’ equity (deficit)	158,189	(57,034)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$166,916	$66,867

See accompanying notes.

Menlo Therapeutics Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Collaboration and license revenue	$10,143	$449	$10,640	$898
Operating expenses:
Research and development	16,226	5,460	27,246	10,452
General and administrative	3,090	1,214	5,787	2,226
Total operating expenses	19,316	6,674	33,033	12,678
Loss from operations	(9,173)	(6,225)	(22,393)	(11,780)
Interest income and other expense, net	826	72	1,388	153
Net loss attributable to common stockholders	$(8,347)	$(6,153)	$(21,005)	$(11,627)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	53	8	(98)	4
Comprehensive loss	$(8,294)	$(6,145)	$(21,103)	$(11,623)
Net loss attributable to common stockholders per share, basic and diluted	$(0.36)	$(1.21)	$(1.04)	$(2.29)
Weighted-average number of common shares used to compute basic and diluted net loss per share	22,872,196	5,092,331	20,242,341	5,082,026

See accompanying notes.

Menlo Therapeutics Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(21,005)	$(11,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	4
Amortization of premium on investment securities	(320)	87
Stock-based compensation expense	1,569	628
Change in operating assets and liabilities:
Accounts receivable	693	—
Prepaid expenses and other current assets	1,259	(207)
Other long-term assets	(306)	66
Accounts payable	2,628	477
Accrued expenses and other current liabilities	7	5,939
Deferred revenue	(8,531)	(898)
Other non-current liabilities	56	(16)
Net cash used in operating activities	(23,944)	(5,547)
Investing activities
Purchase of investments	(83,371)	(9,225)
Proceeds from sales of investments	5,100	2,701
Proceeds from maturities of investments	40,170	21,460
Net cash (used in) provided by investing activities	(38,101)	14,936
Financing activities
Proceeds from issuance of common stock, net of issuance costs	125,423	—
Net cash provided by financing activities	125,423	—
Net increase in cash and cash equivalents	63,378	9,389
Cash and cash equivalents at beginning of period	10,206	4,027
Cash and cash equivalents at end of period	$73,584	$13,416
Non-cash financing activities
Conversion of preferred stock to common stock	$109,327	$—

See accompanying notes.

Menlo Therapeutics Inc.

Notes to Unaudited Interim Condensed Financial Statements

1.Formation and Business of the Company

Menlo Therapeutics Inc., or the “Company”, is a late‑stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus, or itch, associated with various conditions such as prurigo nodularis, psoriasis and chronic pruritus of unknown origin, as well as for the treatment of refractory chronic cough, a cough that persists for at least eight weeks despite treatment of any identified underlying cause. The Company believes that its product candidate, serlopitant, a highly selective once‑daily, oral small molecule inhibitor of the neurokinin 1, or NK1 receptor, has the potential to significantly alleviate itch and cough symptoms.

The Company was incorporated in Delaware in October 2011. Since commencing operations, the Company has devoted substantially all of its resources to developing its product candidate, serlopitant, including conducting clinical trials and providing general and administrative support for these operations.

Initial Public Offering

In January 2018, the Company completed its initial public offering (“IPO”) of shares of its common stock, pursuant to which the Company issued 8,050,000 shares of common stock, which includes 1,050,000 shares issued pursuant to the underwriter’s option to purchase additional shares, and received net proceeds of approximately $125.4 million, after deducting underwriting discounts, commissions and offering expenses. In connection with the completion of the Company's IPO, all shares of convertible preferred stock converted into 9,629,405 shares of common stock.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. For the six months ended June 30, 2018, the Company incurred a net loss of $21.0 million and used $23.9 million of cash in operations. As of June 30, 2018, the Company had cash, cash equivalents and investments of $164.2 million and an accumulated deficit of $80.2 million.

Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.

The Company believes that its existing cash, cash equivalents and investments  will provide sufficient funds to enable it to meet its obligations for at least the next 12 months.

2.Significant Accounting Policies

Basis of Presentation

The accompanying financial information for the three and six months ended June 30, 2018 and 2017 is unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and include all adjustments, which include only normal and recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2018, its statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017 and its statements of cash flows for the six months ended June 30, 2018 and 2017. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other period(s). The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 28, 2018.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Substantially all of the Company’s research and development expenses consist of expenses incurred in connection with the development of serlopitant. These expenses include certain payroll and personnel expenses including stock‑based compensation expense, consulting costs, contract manufacturing costs and fees paid to clinical research organizations, or CROs, to conduct research and development. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.

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

Milestone payments are a form of variable consideration as the payments are contingent upon achievement of a substantive event. Milestone payments are estimated and included in the transaction price when the Company determines that it is probable that there will not be a significant reversal of cumulative revenue recognized in future periods. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment.

Research and development revenues and cost reimbursements are based upon negotiated rates for the Company’s full-time employee equivalents (“FTE”) and actual out-of-pocket costs. FTE rates are set based upon the Company’s costs, and which the Company believes approximate fair value. None of the revenues recognized to date are refundable if the relevant research effort is not successful.

In accordance with ASC 606, the Company is required to adjust the transaction price for the effects of the time value of money if the timing of payments agreed to by the parties to the contract, explicitly or implicitly, provides the Company or its customer with a significant benefit of financing the transfer of goods or services. The Company concluded that its collaboration agreement did not contain a significant financing component because the payment structure of its agreements arise from reasons other than providing a significant benefit of financing.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock and common stock options are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and six months ended June 30, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(8,347)	$(6,153)	$(21,005)	$(11,627)
Denominator:
Weighted-average common shares outstanding	22,977,998	5,280,058	20,358,191	5,280,058
Less: weighted-average common shares subject to repurchase	(105,802)	(187,727)	(115,850)	(198,032)
Weighted-average common shares used to compute basic and diluted net loss per share	22,872,196	5,092,331	20,242,341	5,082,026
Net loss per share attributable to common stockholders
Basic and diluted	$(0.36)	$(1.21)	$(1.04)	$(2.29)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	June 30,
	2018	2017
	(unaudited)
Stock options available for issuance	2,221,926	822,709
Stock options outstanding	3,278,228	1,595,499
Outstanding common stock subject to repurchase	99,189	180,856
Convertible preferred stock issuable upon conversion to common stock	—	5,234,800
Total	5,599,343	7,833,864

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight‑line basis over the term of the lease, respectively. A lessee is also required to record a right‑of‑use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its financial statements.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow‑scope improvements and practical expedients, respectively. The effective date of this additional update is the same as that of ASU 2014‑09. The guidance permits the use of either a full retrospective or modified retrospective method on January 1, 2018. The Company adopted the standard using the full retrospective method. The effect of initially applying the new revenue standard was immaterial. Based on the evaluation of its current collaboration agreement and associated revenue streams, revenue will be recorded consistently under both the current and the new standard.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income that would permit entities to make a one-time reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rates under the Tax Cuts and Jobs Act (the "Act"), effective for the year ended December 31, 2017. The amount of the reclassification is calculated on the basis of the difference between the historical tax rate and newly enacted tax rate. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact of this standard on its financial statements and disclosures.

In June 2018, the FASB issued ASU 2018-07 (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of the guidance on its financial statements.

3.Cash Equivalents and Investments

At June 30, 2018 and December 31, 2017, the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available‑for‑sale securities. There were no realized gains or losses recognized on the sale or maturity of available‑for‑sale securities during the three and six months ended June 30, 2018 and 2017 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. As of June 30, 2018, the Company’s long-term investments in corporate notes have maturity dates less than 1.5 years. All of the Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers an investment security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through earnings to its impaired value and establishes that as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of June 30, 2018, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to change in credit risk, and the Company believes that it is more likely than not the investments will be held until maturity.

The following table summarizes the available‑for‑sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018 (unaudited)
Money market funds	$12,221	$—	$—	$12,221
Corporate notes	38,307	—	(96)	38,211
Commercial paper	90,537	—	—	90,537
Asset backed securities	11,970	—	(37)	11,933
Government notes	7,955	—	(17)	7,938
Total	$160,990	$—	$(150)	$160,840

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017:
Money market funds	$8,685	$—	$—	$8,685
Corporate notes	46,133	—	(35)	46,098
Government notes	6,191	—	(16)	6,175
Total	$61,009	$—	$(51)	$60,958

4.Fair Value Measurements

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

Level 1 – Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

Level 2 – Inputs other than quoted prices that are observable for the assets or liability either directly or indirectly, including inputs in markets that are not considered to be active;

Level 3 – Inputs that are unobservable.

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

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2018 (unaudited)
Assets:
Money market funds	$12,221	$—	$—	$12,221
Corporate notes	—	38,211	—	38,211
Commercial paper	—	90,537	—	90,537
Asset backed securities	—	11,933	—	11,933
Government notes	—	7,938	—	7,938
Total assets	$12,221	$148,619	—	$160,840

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2017:
Assets:
Money market funds	$8,685	$—	$—	$8,685
Corporate notes	5,103	40,995	—	46,098
Government notes	6,175	—	—	6,175
Total assets	$19,963	$40,995	$—	$60,958

The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds and marketable securities. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.

5.License Agreements

Merck License

In December 2012, the Company entered into an exclusive worldwide royalty free license agreement with Merck Sharp & Dohme Corp., or “Merck” for exclusive worldwide rights for the development and commercialization of serlopitant and two other NK1‑receptor antagonists in all human diseases, disorders or conditions, except for the treatment and prevention of nausea or vomiting. The Company paid Merck an upfront non‑refundable non‑creditable licensing fee of $1.0 million dollars and issued to Merck shares of its common stock. In addition, the Company has agreed to make aggregate payments of up to $25.0 million dollars upon the achievement of specified development and regulatory milestones.

In May 2018, the Company paid a $3.0 million milestone payment associated with the initiation of the Company’s Phase 3 clinical program for pruritus associated with prurigo nodularis. Future milestone payments are considered a form of variable consideration and accrued for when the Company determines that it is probable that there will not be a significant reversal of the accrual in future periods.

JT Torii Collaboration Agreement

In August 2016, the Company entered into a license and collaboration agreement with Japan Tobacco Inc. and Torii Pharmaceutical Co. Ltd., together referred to as “JT Torii”, which is referred to as the “Collaboration Agreement”. Under the Collaboration Agreement, the Company granted to JT Torii the rights to develop and commercialize products containing serlopitant in Japan, for the treatment of diseases and conditions other than nausea or vomiting. In exchange, JT Torii paid the Company an upfront, non‑refundable payment of $11.0 million. In addition, the Company was entitled to receive aggregate payments of up to $28.0 million upon the achievement of specified development and regulatory milestones, and $15.0 million upon the achievement of a commercial milestone, as well as tiered royalties from the mid-single digits up to the mid‑teens on sales of licensed products in Japan. The Company’s performance obligations under the license agreement included the transfer of intellectual property rights in the form of licenses, obligations to participate on certain development and/or commercialization committees with the collaboration partners and supply manufactured drug product for clinical trials.

In the second quarter of 2018, JT Torii informed the Company that they decided to halt the Japanese Phase 2 clinical trial of serlopitant, following which the Company and JT Torii agreed to terminate the Collaboration Agreement.  As a result, the Company has reacquired full ownership of the development and commercialization rights to serlopitant in Japan and accelerated recognition of the remaining deferred revenue of $8.1 million during the quarter. In the second quarter of 2018, the Company also earned and recognized a $2.0 million milestone payment related to JT Torii’s receipt of investigational new drug application (“IND”) enabling past clinical study reports delivered by the Company under the Collaboration Agreement.

Under the Collaboration Agreement, the Company was reimbursed by JT Torii for the non-commercial supplies of serlopitant at the same rate it was charged by the third-party manufacturer for such supplies, which price did not include a significant or incremental discount for JT Torii. The assessment of performance obligations required judgment in order to determine the allocation of revenue to each deliverable and the appropriate period of time over which the revenue should be recognized.

Under the Collaboration Agreement, the Company determined that the license was not distinct from the research and development services because JT Torii could not use the license with its available resources to obtain any economic value without the Company’s participation. The license and the services were combined as one unit of accounting and upfront payments were recorded initially as deferred revenue in the balance sheet. Revenue was then recognized over an estimated performance period as performance of services was being completed. The Company recognized the upfront fee based on performance of the obligation using input method over the period of performance, which represented the estimated development period in the territories based on the initial development plan managed by the joint steering committee. The original term of the agreement was through the expiration of the patents associated with serlopitant.

Under the Collaboration Agreement, the Company was entitled to receive aggregate payments of up to $28.0 million upon the achievement of specified development and regulatory milestones, and $15.0 million upon the achievement of a commercial milestone. Two of the milestones, which amount to $2.0 million each, related to the preparation of an IND for submission to regulatory authorities in the territory were considered substantive given that they are triggered by the Company’s performance relative to the achievement of pre-specified, “at risk” milestone events, including the submission of all completed trials clinical data packages and the validation of the manufacturing process.

On September 1, 2017, the Company entered into a new services agreement with JT Torii to provide research and development services, including regulatory, chemistry and manufacturing support and related materials that is distinct from the original Collaboration Agreement. The Company evaluated the new services agreement and determined that the research and materials delivered to JT Torii represented another contract that provides distinct goods and services to JT Torii. The fees received under the services agreement were recognized as and when such services were performed by the Company and JT Torii consumed the benefits of those services. During the three months and six months ended June 30, 2018, the Company recognized revenue of $0.1 million and $0.1 million, respectively in the statement of operations related to the services agreement. The services agreement terminated upon the termination of the Collaboration Agreement.

6.Balance Sheets Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Accrued personnel expenses	$1,093	$1,108
Accrued clinical and development expenses	2,254	2,250
Other	213	201
Total	$3,560	$3,559

7.Commitments and Contingencies

Legal Matters

The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. Management is not aware of any material pending or threatened litigation.

Leases

The Company conducts its operations using leased office facilities. In April 2016, the Company entered into a lease agreement for its prior location. The twenty-six month lease, began in May 2016, and provided 4,000 square feet of office space in Menlo Park, California. Base annual rent was initially approximately $20,000 per month, with annual increases.

In September 2017, the Company entered into a lease agreement for its current location.  The thirty-month lease, began on October 1, 2017 and provides approximately 14,000 square feet of office space in Redwood City, California. Base annual rent is approximately $55,000 per month with annual increases.

The Company recognizes rent expense on a straight‑line basis over the respective lease period. Rent expense was $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2018 and $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2017. As of June 30, 2018, total future minimum lease payments under its operating leases are as follows (in thousands):

2018	$330
2019	675
2020	173
Total future minimum lease payments	$1,178

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2018.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. Management is not currently aware of any matters that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

8.Stockholders’ Equity (Deficit)

Equity incentive plan

Under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”), the Company may grant options to purchase common stock, restricted stock awards, or directly issue shares of common stock to employees, directors and consultants of the Company. Under the 2011 Plan, options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. The Company adopted a 2018 Omnibus Incentive Plan (the “2018 Plan”), effective January 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock and cash-based awards (including annual cash incentives and long-term cash incentives). The Company has reserved 3,000,000 shares of common stock for issuance pursuant to awards under the 2018 Plan.

The Company adopted a 2018 Employee Stock Purchase Plan (“ESPP”) in January 2018. The ESPP enables eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount of 15%. Six month offer periods under the ESPP will commence September 1, 2018. The Company has reserved 325,000 shares of common stock for issuance under the ESPP.

Total stock-based compensation expense for employees and non-employees recognized in the statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Research and development	$316	$177	$742	$354
General and administrative	430	135	827	274
Total stock-based compensation expense	$746	$312	$1,569	$628

The table below summarizes stock option and restricted award activity under the 2011 and 2018 Plan:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2017	2,506,926	$3.50	8.79	$24,033
Forfeited	(6,772)	$7.01
Granted	778,074	$9.94
Balances at June 30, 2018	3,278,228	$5.03	8.64	$10,138

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

We are a late‑stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus associated with various conditions such as prurigo nodularis, a severely pruritic skin condition with lesions, psoriasis and chronic pruritus of unknown origin, as well as for the treatment of refractory chronic cough. We believe that serlopitant, a highly selective small molecule inhibitor of the neurokinin 1, or NK1 receptor, has the potential to significantly alleviate pruritus and refractory chronic cough symptoms.

We have initiated a broad clinical development program for serlopitant as a once‑daily oral tablet treatment for pruritus and refractory chronic cough. We have completed three double‑blind Phase 2 clinical trials in over 850 patients with pruritus and observed clinically relevant and statistically significant improvements in pruritus in patients treated with serlopitant compared to patients treated with placebo in two of the three trials. The first Phase 2 clinical trial, conducted in 257 patients with chronic pruritus, met its primary and multiple secondary efficacy endpoints of pruritus reduction for patients treated at our two highest doses (5 mg and 1 mg daily) compared with those receiving placebo. The second Phase 2 clinical trial, conducted in 127 patients with prurigo nodularis, also met its primary and multiple secondary efficacy endpoints demonstrating significant pruritus reduction. In April 2018, we announced results from our third Phase 2 clinical trial, conducted in 484 patients with pruritus associated with atopic dermatitis. In this study, numerical differences favoring the serlopitant treated groups were evident at all timepoints, however, the study did not meet its primary and secondary efficacy endpoints, with no statistically significant difference demonstrated between the serlopitant treated groups and the placebo treated group. In addition, a Stanford University research team independently conducted an investigator-sponsored exploratory study to evaluate the treatment of chronic itch in 14 patients with epidermolysis bullosa. In that study, there was a numerically greater decrease in NRS itch score of 2.1 in the serlopitant-treated group versus a decrease of 1.5 in the placebo-treated group. Serlopitant has been dosed in more than 1,300 individuals and has been shown to be well tolerated, including when administered to patients in a clinical trial for up to one year.

After the completion of our Phase 2 study in atopic dermatitis, we conducted retrospective analyses of our three Phase 2 pruritus studies completed with serlopitant in an effort to further understand the atopic dermatitis trial results and determine potential patient populations who may best respond to serlopitant therapy. All of these post hoc analyses were conducted solely for the purposes of informing future study design and indication selection, and do not constitute specific conclusions of efficacy. In these analyses, we observed several patterns that have informed our decision to initiate a trial in patients with chronic pruritus of unknown origin. Our analyses suggested that patients without inflammatory skin disease appeared to respond better to serlopitant therapy than patients with inflammatory skin disease. Older patients or patients who had been pruritic for longer appeared to respond better to serlopitant therapy than patients who were younger or had a shorter duration of pruritus. For example, in one retrospective analysis of our chronic pruritus Phase 2 study data, patients in the serlopitant treatment groups without a self-reported medical history of inflammatory skin disease exhibited Numeric Rating Scale (NRS) 4-point response rates of approximately 36% to 53% compared with a placebo group response of 23%. Patients in the serlopitant treatment groups with a self-reported medical history of inflammatory skin disease exhibited NRS 4-point response rates of approximately 30% to 33% compared to a placebo group response of 22%. We have modified the eligibility criteria in our Phase 3 prurigo nodularis trials to exclude patients with active pruritic inflammatory skin disease other than prurigo nodularis. Our ongoing psoriasis trial is limited to a population with no more than 10% body surface area coverage with psoriasis lesions.

Our development program includes two ongoing Phase 2 studies, one planned Phase 2 study, and two pivotal Phase 3 studies. We expect data from our ongoing Phase 2 clinical trial in refractory chronic cough in October 2018 and from our ongoing Phase 2 clinical trial in pruritus associated with psoriasis in December 2018 or January 2019. We plan to initiate a Phase 2 study in approximately 200 patients with chronic pruritus of unknown origin in the fourth quarter of 2018. We initiated the first of two planned Phase 3 clinical trials in pruritus associated with prurigo nodularis in the second quarter of 2018 and plan to initiate the second trial in the third quarter of 2018, with results from both trials expected in the first half of 2020. We are also currently enrolling a 52-week, multicenter, open-label safety study of serlopitant for the treatment of pruritus.  The objective of this study is to provide long-term safety data for serlopitant in adults with pruritus associated with prurigo nodularis, atopic dermatitis, or psoriasis.  If these and future clinical trials are successful, we could potentially submit a New Drug Application, or NDA, in 2020.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of serlopitant. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of June 30, 2018, we had an accumulated deficit of $80.2 million, primarily as a result of research and development and general and administrative expenses. We incurred net losses of approximately $21.0 million and $11.6 million for the six months ended June 30, 2018 and 2017, respectively. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize serlopitant for the treatment of pruritus associated with one or more various conditions or for refractory chronic cough, and we can provide no assurance that we will ever generate significant revenue or profits.

As of June 30, 2018, our cash, cash equivalents and investments totaled $164.2 million. In January 2018, we completed our initial public offering. We sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.4 million, net of underwriting commissions and related expenses. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”

Components of Operating Results

Collaboration and License Revenue

We recognized revenue pursuant to our license and collaboration agreement or Collaboration Agreement and our services agreement with Japan Tobacco Inc. and Torii Pharmaceutical Co. Ltd., together referred to as JT Torii, in connection with the clinical development and commercialization of products covered by the collaboration, including non-refundable upfront license fees, contingent consideration payments based on the achievement of defined collaboration milestones and royalties on sales of commercialized products.

Under the Collaboration Agreement, we granted to JT Torii the right to develop and commercialize products containing serlopitant in Japan, for the treatment of diseases and conditions other than nausea or vomiting. In exchange, JT Torii paid us an upfront, non‑refundable payment of $11.0 million in August 2016. In addition, we were entitled to receive aggregate payments of up to $28.0 million upon the achievement of specified development and regulatory milestones, and $15.0 million upon the achievement of a commercial milestone, as well as tiered royalties from the mid-single digits up to the mid‑teens on sales of licensed products in Japan.

Revenue from the upfront payment was being amortized over the period of performance of the Collaboration Agreement, the period which we expect to provide research and development services to JT Torii.

On September 1, 2017, we entered into a services agreement with JT Torii to provide research and development services, including regulatory, chemistry and manufacturing support and related materials, that is distinct from the original Collaboration Agreement. We evaluated the services agreement and determined that the research and materials delivered to JT Torii represented a separate contractual arrangement that provided standalone value to JT Torii. The fees received under the services agreement were recognized as and when such services were performed by us and JT Torii consumed the benefits of those services.

In the second quarter of 2018, JT Torii informed us that they decided to halt the Japanese Phase 2 clinical trial of serlopitant, following which we and JT Torii agreed to terminate the Collaboration Agreement. As a result, we accelerated recognition of the remaining deferred revenue balance of $8.1 million. In the second quarter of 2018, we also earned and recognized a $2.0 million milestone payment related to JT Torii’s receipt of all of the IND-enabling past clinical study reports we delivered prior to the termination of the Collaboration Agreement.

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the development of serlopitant. These expenses include certain payroll and personnel expenses including stock‑based compensation, consulting costs, contract manufacturing costs and fees paid to clinical research organizations or CROs to conduct certain research and development activities on our behalf. We do not allocate our costs by each indication for which we are developing serlopitant, as a significant amount of our development activities broadly support all indications.  In addition, several of our departments support our serlopitant drug candidate development program and we do not identify internal costs for each potential indication. We also have not historically tracked costs incurred in connection with our agreements with JT Torii separately, and such amounts have been included in research and development expenses. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.

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

Interest Income and Other Expense, Net

Interest income consists primarily of interest earned on our investments in corporate notes, commercial paper, asset backed securities, and government agency notes.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase	2018	2017	Increase
Collaboration and license revenue	$10,143	$449	$9,694	$10,640	$898	$9,742
Operating expenses:
Research and development	16,226	5,460	10,766	27,246	10,452	16,794
General and administrative	3,090	1,214	1,876	5,787	2,226	3,561
Loss from operations	(9,173)	(6,225)	(2,948)	(22,393)	(11,780)	(10,613)
Interest income and other expense, net	826	72	754	1,388	153	1,235
Net loss	$(8,347)	$(6,153)	$(2,194)	$(21,005)	$(11,627)	$(9,378)

Collaboration and License Revenue

Collaboration and license revenue for the three and six months ended June 30, 2018 was $10.1 million and $10.6 million, respectively, compared to $0.4 million and $0.9 million for the corresponding periods in 2017. Collaboration and license revenue primarily consisted of revenue we recognized during the period from the initial upfront payment of $11.0 million under the Collaboration Agreement with JT Torii. The increase in collaboration and license revenue was primarily due to the accelerated recognition of the initial upfront payment as a result of the termination of the Collaboration Agreement in June 2018 and a $2.0 million milestone payment related to completion of certain clinical study reports pursuant to the Collaboration Agreement prior to its termination.

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2018 increased to $16.2 million and $27.2 million, respectively, from $5.5 million and $10.5 million for the same periods in 2017. The increase was primarily due to an increase in clinical trial expenses, an increase in personnel expenses as a result of an increase in our employee headcount, an increase in manufacturing expenses, and a $3.0 million milestone payment to Merck associated with the initiation of our Phase 3 clinical trials for pruritus associated with prurigo nodularis. For the periods presented, substantially all of our research and development expenses related to our development activity for serlopitant.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2018 increased to $3.1 million and $5.8 million, respectively from $1.2 million and $2.2 million for the same periods in 2017. The increase was primarily due to an increase in professional fees as a result of becoming a public company as well as an increase in personnel expenses as a result of an increase in our employee headcount.

Interest Income and Other Expense, Net

Interest income and other expense, net for the three and six months ended June 30, 2018 and 2017 primarily consisted of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Through June 30, 2018, we have financed our operations primarily through the sale of equity securities and payments under the Collaboration Agreement. As of June 30, 2018, we had cash, cash equivalents and investments of $164.2 million. Our cash, cash equivalents and investments are held in money market accounts and investments in commercial paper, corporate notes, asset backed securities, and government notes. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

In January 2018, we completed our initial public offering. We sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.4 million, net of underwriting commissions and related expenses.

We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing and planned clinical trials, the development and validation of our commercial manufacturing process for serlopitant, and other development activities including potentially commencing Phase 3 clinical trials for pruritus associated with psoriasis and for refractory chronic cough. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

We will continue to require substantial additional capital to develop our product candidate and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

▪	the time and cost necessary to complete our ongoing and planned clinical trials of serlopitant, as well as the success of such trials;
▪	the number, size, type and duration of any additional clinical trials or studies we may choose to initiate or that we may be required to complete prior to obtaining regulatory approval of serlopitant;
▪

the timing of, and costs involved in, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we current expect, and the costs of post‑marketing studies that could be required by regulatory authorities;

▪	the timing of the milestone payments we must make to Merck;

▪	the costs of preparing to manufacture serlopitant on a commercial scale;
▪	our ability to successfully commercialize serlopitant;
▪	the manufacturing, selling and marketing costs associated with serlopitant, including the cost and timing of forming and expanding our sales organization and marketing capabilities;
▪	the amount of sales and other revenues from serlopitant, including the sales price and the availability of adequate third‑party reimbursement;
▪	the degree and rate of market acceptance of any products launched by us or our partners;
▪	the cash requirements of any future acquisitions or discovery of product candidates;
▪	the progress, timing, scope and costs of our non-clinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;
▪	the time and cost necessary to respond to technological and market developments;
▪	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
▪	our need and ability to hire additional personnel;
▪	our decision to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
▪	the emergence of competing technologies or other adverse market developments.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others, rights to serlopitant in certain territories or indications that we would prefer to develop and commercialize ourselves.

See “Risk Factors” for further information regarding the risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(23,944)	$(5,547)
Investing activities	(38,101)	14,936
Financing activities	125,423	—
Net increase in cash	$63,378	$9,389

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2018 was $23.9 million, primarily due to the net loss of $21.0 million, which amount was partially offset by stock-based compensation of $1.6 million and changes in operating assets and liabilities, including a decrease in deferred revenue of $8.5 million, an increase in accounts payable of $2.6 million, and a decrease in prepaid expenses and other current assets of $1.3 million. Cash used in operating activities for the six months ended June 30, 2017 primarily consisted of net loss for the period of $11.6 million which amount was partially offset by stock‑based compensation expense of $0.6 million, and was also affected by changes in operating assets and liabilities, including a decrease of $0.9 million in deferred revenue, which amounts were partially offset by an increase in accounts payable and accrued liabilities of $6.4 million, including $5.0 million recorded as an refundable deposit received in advance related to our Series C convertible preferred stock financing.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the six months ended June 30, 2018 represented purchases of investments of $83.4 million, which amount was partially offset by proceeds received from maturities and sales of investments of $45.3 million. Cash provided by investing activities for the six months ended June 30, 2017 represented purchase of investments of $9.2 million, which amount was more than offset by proceeds received from maturities and sales of investments of $24.2 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 was $125.4 million consisting of net proceeds from our initial public offering.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2018 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Lease obligations, net	$665	$513	$—	$—	$1,178

In December 2012, we entered into an exclusive worldwide royalty‑free license agreement with Merck for exclusive worldwide rights for the development and commercialization of serlopitant and two other NK1 receptor antagonists in all human diseases, disorders or conditions, except for the treatment and prevention of nausea or vomiting. We have agreed to make aggregate payments of up to $25.0 million dollars upon the achievement of specified development and regulatory milestones for serlopitant, of which, $3.0 million was paid in May 2018. However, because the achievement of these milestones is not fixed and determinable, such commitments have not been included on our balance sheet or in the Contractual Obligations and Commitments table above.

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

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2018, we had cash, cash equivalents and investments of $164.2 million, consisting of interest‑bearing money market accounts and investments in corporate notes, commercial paper, asset backed securities, and government securities, which would be affected by changes in the general level of United States interest rates. However, due to the short‑term maturities and the low‑risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments. Our market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Needs

We have a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur losses for the foreseeable future. Serlopitant is our only product candidate in clinical trials and we have had no commercial sales, which, together with our limited operating history, makes it difficult to assess our future viability.

We are a late‑stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing serlopitant, which is our only product in development. We are not profitable and have incurred losses in each year since our inception in 2011. We have only a limited operating history upon which stockholders can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the six months ended June 30, 2018 and 2017 was approximately $21.0 million and $11.6 million, respectively. As of June 30, 2018, we had an accumulated deficit of $80.2 million. We expect to continue to incur losses for at least the next few years, and we anticipate these losses will increase as we continue our development, seek regulatory approval of, and, if approved, begin to commercialize serlopitant. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

We have devoted substantially all of our financial resources and efforts to the development of serlopitant as a once‑daily, oral tablet treatment of pruritus associated with various conditions and for the treatment of chronic refractory cough. As of June 30, 2018, we had capital resources consisting of cash, cash equivalents and investments of $164.2 million. We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. In the near term, we expect to incur substantial expenses relating to our ongoing and planned clinical trials and the development and validation of our commercial manufacturing process for serlopitant. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We also expect to incur expenses related to the recruitment and retention of personnel, working capital and other general corporate purposes. We may incur additional expenses in connection with expanding our pipeline, including by pursuing additional indications for serlopitant or the in‑license or acquisition of additional drug candidates or commercial products.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations through at least the next 12 months. However, because the outcome of any clinical trial or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and ultimate commercialization of serlopitant, nor the timing of such expenditures. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or planned operations

The size and timing of our future funding requirements will depend on many factors, including, but not limited to:

▪	the time and cost necessary to complete our ongoing and planned clinical trials of serlopitant, as well as the success of such trials;
▪	the number, size, type and duration of any additional clinical trials or studies we may choose to initiate or that we may be required to complete prior to obtaining regulatory approval of serlopitant;
▪

the timing of, and costs involved in, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we currently expect, and the costs of post‑marketing studies that could be required by regulatory authorities;

▪	the timing of the milestone payments we must make to Merck;
▪	the costs of preparing to manufacture serlopitant on a commercial scale;
▪	our ability to successfully commercialize serlopitant;
▪	the manufacturing, selling and marketing costs associated with serlopitant, including the cost and timing of forming and expanding our sales organization and marketing capabilities;
▪	the amount of sales and other revenues from serlopitant, including the sales price and the availability of adequate third‑party reimbursement;
▪	the degree and rate of market acceptance of any products launched by us or our partners;
▪	the cash requirements of any future acquisitions or discovery of product candidates;
▪	the progress, timing, scope and costs of our non‑clinical studies and clinical trials, including the ability to enroll patients in a timely manner in potential future clinical trials;
▪	the time and cost necessary to respond to technological and market developments;
▪	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
▪	our need and ability to hire additional personnel;
▪	our decision and ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
▪	the emergence of competing technologies or other adverse market developments.

We may opportunistically seek financing before capital is required, based upon factors such as the market value of our securities, investor interest in acquiring ownership in our company, prevailing capital market conditions and results of our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate clinical trials or other development and commercialization activities for serlopitant.

Risks Related to Our Business

We are substantially dependent on the success of our sole product candidate, serlopitant.

To date, we have invested substantially all of our efforts and financial resources in the development of serlopitant, which is our sole product candidate in development. Our prospects, including our ability to finance our operations and generate revenue from product sales, currently depend entirely on the successful development and commercialization of serlopitant. The clinical and commercial success of serlopitant will depend on a number of factors, including the following:

▪	the timely completion of and results from our two ongoing Phase 2 clinical trials of serlopitant for the treatment of pruritus associated with psoriasis and for refractory chronic cough;

▪	the initiation of and results from our ongoing and planned Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis;
▪	the timely initiation of and results from our planned Phase 2 clinical trial of serlopitant for the treatment of chronic pruritus of unknown origin;
▪	the initiation of and results from any Phase 3 clinical trials, if conducted, in pruritus associated with psoriasis or refractory chronic cough;
▪	the FDA’s requirements with regard to the number, design, size, conduct, or implementation of our planned and future clinical trials;
▪	the ability of our clinical trials to demonstrate serlopitant’s safety and efficacy to the satisfaction of the FDA or foreign regulatory authorities;
▪	the timely completion and results of any additional clinical trials and non‑clinical studies conducted to support the filing for regulatory approvals of serlopitant;
▪	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials prior to approval to market serlopitant for any indication;
▪	our ability to execute on our clinical trial plans and monitor the conduct of the studies by the contract research organizations, or CROs, and medical institutions;
▪	the prevalence, frequency and severity of adverse side effects of serlopitant;
▪	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities for our target indications, and ;
▪	our ability to raise sufficient additional capital to fund development, manufacturing and commercialization activities for serlopitant;
▪	our ability to successfully commercialize serlopitant, if approved for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
▪

the ability of our third‑party manufacturers to manufacture quantities of serlopitant using commercially sufficient processes at a scale sufficient to meet anticipated demand and at a cost appropriate for our commercialization;

▪	the ability of our third‑party manufacturers to comply with current good manufacturing practices, or cGMP;
▪	achieving and maintaining compliance with all regulatory requirements applicable to serlopitant;
▪	our success in educating physicians and patients about the benefits, administration and use of serlopitant;
▪	the willingness of physicians and patients to utilize or adopt serlopitant;
▪	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
▪	our ability to obtain and sustain an adequate level of reimbursement for serlopitant by third‑party payors;
▪	the effectiveness of our own or any future strategic collaborators’ marketing, sales and distribution strategy and operations;
▪	the filing, prosecution, defense and enforcement of patent claims and other intellectual property rights;
▪	a continued acceptable safety profile of serlopitant following approval; and
▪	emerging safety signals from other drugs generally perceived to be in the same drug class as serlopitant, including NK1 receptor antagonists.

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

To gain approval to market serlopitant, we must provide the FDA and foreign regulatory authorities with non‑clinical, clinical, and chemistry, manufacturing, and controls, or CMC, data that adequately demonstrates the safety and efficacy of the product for the intended indication applied for in the NDA or other respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Further, although members of our management team have conducted clinical trials and obtained marketing approvals for product candidates in the past while employed at other companies, we as a company have not done so. As a result, such activities may require more time and cost than we anticipate.

Our business currently depends entirely on the successful development, regulatory approval and commercialization of serlopitant following completion of all required non‑clinical and clinical trials, and generation of adequate CMC data. We initiated the first of two multi-center placebo-controlled double-blind Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis in the second quarter of 2018. Development of serlopitant for use in pediatric patients may be a required element of our development program for some of our target indications. We are developing a pediatric plan for review with regulatory authorities in Europe and the United States. In September 2017, the FDA authorized us to proceed with our Phase 2 clinical trial in refractory chronic cough under a separate IND for this indication. We enrolled the first patients in the trial in October 2017 and we expect data from this trial to be available in October 2018.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards of the institutions in which such trials are being conducted, by the data safety monitoring board for such trial or by the FDA or other regulatory authorities. Authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using serlopitant, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of serlopitant, the commercial prospects of serlopitant will be harmed, and our ability to generate product revenues from serlopitant will be delayed. In addition, any delays in successfully completing our clinical trials will increase our costs, slow down our development of serlopitant and its approval process and jeopardize our ability to commence product sales and generate revenues, which may materially harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of serlopitant. If we are required to conduct additional clinical trials or other testing of serlopitant beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of serlopitant candidates or other testing, if the results of these trials or tests are not favorable or if there are safety concerns, we may:

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

Results obtained in our prior non-clinical studies and clinical trials do not predict success in later clinical trials.

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be certain that any of our current and planned Phase 2 and Phase 3 clinical trials or any other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market serlopitant in any indication.

The primary efficacy analysis in our completed Phase 2 clinical trials of chronic pruritus and pruritus associated with prurigo nodularis was a statistically significant change in itch visual analogue scale, or VAS, from baseline compared to placebo measured at week six or eight. Based upon our interactions with the FDA, we will use a different efficacy analysis for our Phase 3 clinical trials, a 4‑point responder rate on the worst‑itch numeric rating scale, or WI‑NRS. We analyzed 4‑point responders in our chronic pruritus and prurigo nodularis Phase 2 clinical trials after the completion of the studies. The analyses of the percentage of patients with at least a 40 mm response in VAS, or a 4‑point response on WI‑NRS, were not pre‑specified in our initial completed Phase 2 clinical trials’ statistical analysis plans, and are thus considered post‑hoc analyses. For these and other reasons, our Phase 2 clinical trials may not predict serlopitant’s ability to demonstrate a statistically significant reduction in pruritus using this measure in Phase 3 clinical trials. For instance, our Phase 2 clinical trial of serlopitant to treat pruritus associated with atopic dermatitis used WI-NRS and failed to meet its primary and secondary endpoints. It is also possible that the FDA or other regulatory agencies may require additional endpoints that are not currently included in our serlopitant clinical trials.

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

We have utilized retrospective data analyses to inform our decision to initiate a Phase 2 clinical trial for patients with chronic pruritus of unknown origin and to modify our Phase 3 prurigo nodularis trial eligibility criteria.

After the completion of our Phase 2 study in atopic dermatitis, which failed to meet its primary and secondary endpoints, we conducted retrospective analyses of our three Phase 2 pruritus studies completed with serlopitant in an effort to further understand the atopic dermatitis trial results and determine potential patient populations who may best respond to serlopitant therapy. In these analyses, we observed patterns that informed our decision to initiate a trial in patients with chronic pruritus of unknown origin and to modify eligibility criteria to exclude additional subjects from participation in our Phase 3 prurigo nodularis trials should they have active inflammatory skin disease other than prurigo nodularis. Our post hoc analyses were conducted solely for the limited purposes of informing future study design and indication selection, and do not constitute specific conclusions of efficacy, nor do these analyses indicate that our clinical trials will be successful in meeting their primary or secondary endpoints. Retrospective analysis of data is susceptible to bias in data selection, analysis, and interpretation.

Use of patient-reported outcome assessments, or PROs, in our clinical trials may delay or impair the development of serlopitant and/or adversely impact our clinical trials.

Due to the difficulty of objectively measuring pruritus, the assessment of pruritus in clinical trials typically involves the use of PROs. For example, our clinical trials evaluating serlopitant in pruritus indications have used both the VAS and WI-NRS scales, both of which require patients to evaluate their pruritus according to a numerical scale with the lowest number representing no itch and the highest number representing the worst itch imaginable. PROs have an important role in the development and regulatory approval of treatments for pruritus. PROs involve patients’ subjective assessments of efficacy, and this subjectivity can increase the uncertainty of clinical trial outcomes assessing pruritus. Such assessments can be influenced by a number of factors and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical trial, leading to high variability in PRO measurements.

The variability of PRO measures for itch and the high placebo response rates could adversely impact our serlopitant development program. For example, our recently completed Phase 2 clinical trial of serlopitant for the treatment of pruritus in atopic dermatitis patients did not meet its primary or key secondary efficacy endpoints.  Although the placebo response rates were similar to our other completed Phase 2 studies, the variability of PRO measures for itch potentially may have had an impact on the efficacy results of the groups treated with serlopitant. In addition, PROs for itch assessment have historically been observed to have high placebo group response rates, including in some of our trials. For example, in our Phase 2 clinical trial in patients with chronic pruritus, patients receiving placebo reported a greater than 25% decrease from baseline in itch VAS scores. Variability in the placebo group response has adversely impacted clinical results of other therapies being tested for itch reduction, and could adversely impact our clinical trial results. The variability of a PRO measure may be greater than some measures used for clinical trial assessments, and that variability can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement, and generally adversely impact a clinical development program by introducing additional uncertainties.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population and the ability of clinical sites to successfully recruit and retain subjects in clinical trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. For example, we previously initiated a clinical trial of serlopitant to treat pruritus following burn injury but discontinued the trial due to lack of timely enrollment. Enrollment can also be affected by seasonality and other factors. We may not be able to initiate or continue clinical trials for our other indications, if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials in a timely manner. In particular, among our target indications, prurigo nodularis is a relatively rare condition. It is possible that the specific requirements by the FDA for our patients to be included in these trials may make the trials more difficult to conduct or may significantly extend the expense and duration of these trials.

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

We do not have the ability to independently conduct non‑clinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct non‑clinical studies and clinical trials on our drug candidates. The third parties with whom we contract for execution of our non‑clinical studies and clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. These third parties may also have relationships with other commercial entities, some of which may compete with us. Under certain circumstances, these third parties may terminate their agreements with us without cause and upon as little as 30 days’ prior written notice.

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

In addition, the execution of non‑clinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated, which would have a material adverse effect on our business.

We rely completely on third-party suppliers to manufacture serlopitant, and we intend to continue to rely on third parties to produce non-clinical, clinical and commercial supplies of serlopitant.

We currently contract with one third party for the manufacture of serlopitant drug substance and another third party for serlopitant drug products for clinical trials, and we do not plan to acquire the infrastructure or internal capability to produce our non‑clinical, clinical or commercial supplies of serlopitant. We anticipate that these third parties will have capacity to support commercial operations, but we do not have any formal agreements at this time to cover commercial production of serlopitant.

In order for us to obtain approval of serlopitant or any future product candidates, our contract manufacturers must, pursuant to inspections that would be conducted after we submit our NDA or relevant foreign regulatory submission, maintain a compliance status acceptable to the FDA and other comparable foreign regulatory agencies. We do not directly control the manufacturing of serlopitant, and we are completely dependent on our contract manufacturers for compliance with the cGMP requirements for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory agencies, we will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facilities. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We and our third‑party manufacturers continue to refine and improve the manufacturing process, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes, particularly as we seek to significantly increase our capacity to commercialize serlopitant. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

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

Certain manufacturing steps and materials used in our serlopitant drug substance and in our serlopitant drug product are currently performed by or purchased from a single outside sources. We may engage additional contract manufacturers for production of supplies of materials used in our serlopitant drug substance and to assist in the manufacture of the drug product.

The reliance on a limited number of suppliers could result in:

▪	delays associated with redesigning or revalidating a drug product or manufacturing process due to a failure to obtain a single source material from an existing validated supplier;
▪	an inability to obtain an adequate supply of required materials; and
▪	reduced control over pricing, quality and delivery time.

We have supply agreements in place for certain materials of our drug substance and drug products, but do not have in place long term supply agreements. Therefore, the supply of a particular material could be terminated at any time without penalty to the supplier. In addition, we may not be able to procure required materials from third‑party suppliers at a quantity, quality and cost acceptable to us. Any interruption in the supply of single source material could cause us to seek alternative sources of supply or manufacture these materials internally. Furthermore, in some cases, we are relying on our third‑party collaborators to procure supply of necessary materials. If the supply of any materials for serlopitant is interrupted, materials from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels, or at acceptable cost within required timeframes, if at all, to meet our needs or those of our third‑party collaborators. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of our product candidates, causing us to incur additional costs, delay new product introductions, or lose sales, and could harm our reputation.

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

Merck could also develop serlopitant for treatment of nausea or vomiting or license these rights to a third party. Development of serlopitant in other fields could increase the possibility of identification of adverse safety results that impact our development of serlopitant for pruritus associated with various conditions and refractory chronic cough. In addition, if approved, commercialization of serlopitant in other fields could result in an increased threat of off‑label use to compete with the sale of serlopitant to treat these indications.

Collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize serlopitant.

We recently terminated our license and collaboration agreement with JT Torii under which we had granted JT Torii the rights to develop and commercialize products containing serlopitant in Japan. We may seek additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of serlopitant in the future. We may enter into these arrangements on a selective basis, depending on the merits of retaining commercialization rights ourselves compared to entering into selective collaboration arrangements with pharmaceutical or biotechnology companies for serlopitant internationally and possibly also in the United States. However, there can be no assurance that any such collaboration arrangements will be successful.

In addition, the success of future collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

When entering collaboration arrangements, we are subject to a number of risks, including:

▪

collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial or abandon products, repeat or conduct new clinical trials, require a new formulation of products for clinical testing, may decide not to pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to their acquisition of competitive products or their internal development of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

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

Although there are currently no approved drugs specifically indicated for pruritus associated with psoriasis or prurigo nodularis, either in the United States or in Europe, we may face competition from those companies that are developing drugs specifically to treat pruritus associated with a variety of underlying dermatologic or systemic conditions, companies that are developing drugs specifically to treat chronic cough, companies that are developing and marketing other NK1 receptor antagonists for pruritus or other conditions, that, when approved, could be used off‑label to treat pruritus or cough, and companies that currently market or are developing treatments intended directly to treat the underlying disease condition in psoriasis, or prurigo nodularis that have also been shown to have anti‑pruritic effects.

We are aware of other companies targeting pruritus or chronic cough as the primary outcome measure in United States clinical studies of drugs. There are multiple companies developing products at varying stages of development specifically intended to treat pruritus including: Vanda Pharmaceuticals, Trevi Therapeutics, Galderma, Sienna Biopharmaceuticals, Tioga, Nerre Therapeutics, Opko Health, GlaxoSmithKline, and Cara Therapeutics. In addition, Merck, GlaxoSmithKline, Attenua, Nerre Therapeutics, Bayer, and Bellus Health are developing therapeutic treatments for chronic cough. Of these companies, Vanda, Opko and Nerre are developing NK1 receptor antagonists for indications that may compete directly with serlopitant. Other companies, including Tesaro and Merck, are also marketing or developing NK1 receptor antagonists for other indications and could compete with serlopitant.

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

Undesirable side effects caused by serlopitant could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Serlopitant has been dosed in more than 1,300 individuals across multiple completed Phase 1 and Phase 2 clinical trials and has been shown to be well‑tolerated, including when administered to patients in a clinical trial for up to one year, and in shorter trials at much higher doses than our current planned therapeutic dose. However, patients may experience adverse reactions when using serlopitant. The most commonly reported treatment‑emergent adverse events across our completed Phase 2 clinical trials prior to our recently completed Phase 2 clinical trial in pruritus associated with atopic dermatitis were nasopharyngitis, urinary tract infection, diarrhea and headache. In our Phase 2 clinical trial of pruritus associated with atopic dermatitis, the only treatment emergent adverse events that were reported in more than 5% of patients in any study group were worsening of atopic dermatitis and worsening of pruritus. Although we have not seen any evidence of these reactions causing a safety concern in our clinical programs, it is possible that the FDA may ask for additional data regarding any adverse events seen in our trials. Results of our future trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for our product candidate for any or all targeted indications. The drug‑related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We currently have two ongoing Phase 2 clinical trials of serlopitant, an ongoing Phase 3 clinical trial of serlopitant and an ongoing long term safety study of serlopitant. If the results of our Phase 2 clinical trials are promising, we plan to rapidly advance serlopitant into Phase 3 clinical trials for pruritus associated with psoriasis and/or for refractory chronic cough. As of June 30, 2018, we had 42 employees. In order to manage our operations, clinical trials, regulatory filings, manufacturing and supply activities, marketing and commercialization activities for serlopitant or any future product candidates, we will need to continue to expand our managerial, operational, finance, systems, facilities and other resources. To effectively execute our strategy, we must:

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

We may not be successful in our efforts to obtain regulatory approval of serlopitant in multiple indications or at all.

One element of our strategy is to potentially seek approval for and commercialize serlopitant for pruritus associated with multiple various conditions and for refractory chronic cough. If our ongoing, planned and future clinical trials are successful, we could potentially submit a New Drug Application in 2020 for pruritus associated with prurigo nodularis, pruritus associated with psoriasis or refractory chronic cough.

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

Because we have limited financial and management resources, we are focusing on development programs for specific indications. As such, we are currently primarily focused on the development of serlopitant for the treatment of pruritus associated with various conditions and refractory chronic cough. As a result, we may forego or delay pursuit of opportunities in other indications, or with other drug candidates that we may identify or that may be available, that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on profitable market opportunities. Our spending on current and future development programs and drug candidates for specific indications may not yield any commercially viable indication. If we do not accurately evaluate the commercial potential or target market for a particular indication for serlopitant, or for any other drug candidate, we may relinquish valuable rights to that drug candidate or indication through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

If we seek and obtain approval to commercialize serlopitant outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If serlopitant is approved for commercialization outside the United States, we may choose to commercialize it ourselves or enter into agreement with third parties to do so. If we chose to directly commercialize internationally, we expect that we will be subject to additional risks, including:

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

We currently hold product liability insurance coverage in amounts that we believe are reasonable and customary for our industry and stage of development.  However, this coverage may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize serlopitant. Neither we nor any future collaborator is permitted to market serlopitant or any future product candidate in the United States or in any foreign countries until we or they receive approval of an NDA from the FDA or marketing authorization from the applicable regulatory authorities of such jurisdictions. We have not submitted an application or obtained marketing approval for serlopitant anywhere in the world. Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

▪	warning or untitled letters;
▪	civil and criminal penalties;
▪	injunctions;
▪	withdrawal of regulatory approval of products;
▪	product seizure or detention;
▪	product recalls;
▪	total or partial suspension of production; and
▪	refusal to approve pending NDAs or supplements to approved NDAs.

Prior to obtaining approval to commercialize a drug candidate in the United States or abroad, we or any future collaborators must demonstrate with substantial evidence from well‑controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such drug candidate is safe and effective for its intended uses. The number of non-clinical studies and clinical trials that will be required for FDA approval varies depending on many factors, including the drug candidate, the disease or condition that the drug candidate is designed to address, and results of non-clinical studies and clinical trials of the drug candidate. Even if we believe the non‑clinical or clinical data for our drug candidates is promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a drug candidate for any or all targeted indications.

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

Even if we receive regulatory approval of serlopitant or any future product candidates, the approval may be limited and we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

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

If our clinical trials are successful, we intend to seek approval to market serlopitant for the treatment of pruritus associated with various specified conditions, as well as for refractory chronic cough. If we obtain regulatory approval to market serlopitant with an indication statement for the treatment of one or more of these indications, we will likely be prohibited from marketing serlopitant using any promotional claims relating to treatment of pruritus generally. Marketing of serlopitant may also be limited by regulatory authorities based on use as a monotherapy or adjuvant, concomitant medications, severity of pruritus and other factors.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. Serlopitant may not be promoted for uses that are not approved in the labeling by the FDA or EMA. Physicians may, following FDA approval, nevertheless prescribe serlopitant off‑label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of serlopitant for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

Our failure to obtain regulatory approvals for serlopitant in foreign jurisdictions would prevent us from marketing our products in such jurisdictions.

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

Also, the European Parliament has adopted the General Data Protection Regulation (“GDPR”), which become effective on May 25, 2018. This regulation replaced the EU's 1995 data protection directive and is the single EU standard across all member states. The GDPR takes a broad view of the types of information that are deemed covered as personal identification information and contains provisions that require businesses to protect such personal data and the privacy of EU citizens for transactions that occur within EU member states. The GDPR also regulates the exportation of personal data outside of the EU. Non-compliance with the GDPR could result in significant penalties. Our company is working with our contract research organizations and clinical trial sites in Europe to ensure compliance with this regulation.

Risks Related to Our Common Stock and Our Status as a Public Company

An active public market for our common stock may not be sustained.

We completed our IPO in January 2018. Prior to that offering, there had been no public market for our common stock, and an active trading market for our shares may not be sustained. Further, certain of our existing institutional investors, including investors affiliated with certain of our directors, purchased an aggregate of 1,684,118 shares of common stock in our IPO. Accordingly, fewer shares may be actively traded in the public market because these stockholders will be restricted from selling the shares by restrictions under applicable securities laws, which would reduce the liquidity of the market for our common stock.

The lack of an active market may contribute to volatility of our stock price, impair our ability to raise capital and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.

The trading price of the shares of our common stock is volatile, and stockholders could incur substantial losses.

Our stock price is volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

▪	announcement of clinical trial results or any other clinical data results we announce;
▪	the commencement or enrollment of our ongoing and planned clinical trials of serlopitant or any future clinical trials we may conduct, or changes in the development status of serlopitant;
▪	announcements of clinical trials results by competitors;
▪	adverse results from, delays in or termination of clinical trials;
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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. In such a circumstance, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse in connection with our IPO, the market price of our common stock could decline significantly. The lock-up agreements pertaining to our IPO expired on July 23, 2018. As of June 30, 2018, there were approximately 23.0 million shares of our common stock outstanding. The lock-up expiration resulted in approximately 14.9 million additional shares of common stock becoming eligible for sale in the public market, approximately 11.0 million of which are held by current directors, executive officers and other affiliates and may be subject to sale in compliance with Rule 144 of the Securities Act.

In addition, approximately 5.5 million shares of common stock are either subject to outstanding options or reserved for future issuance under our equity incentive plans and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 12.6 million shares of our common stock, or approximately 54.7% of our total outstanding common stock as of June 30, 2018, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

▪

We indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

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

As of June 30, 2018, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates will, in the aggregate, beneficially own 69.3% of our outstanding common stock.

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

We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2023, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period.

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

As of December 31, 2017, we had federal and state net operating loss carryforwards of $44.3 million and $15.0 million, respectively. These carryforwards will begin to expire in 2031 for federal and state purposes, if not utilized before they expire. As of December 31, 2017, we had federal and state research and development tax credit carryforwards of $2.1 million and $0.9 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. These net operating loss and tax credit carryforwards could expire unused and be unavailable if we do not generate sufficient taxable income prior to their expiration. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership over a three‑year period, the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes to offset its post‑change income or tax liability may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Sections 382 or 383. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use our net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

We will incur increased costs and demands upon management as a result of being a new public company.

As a new public company listed in the United States, we incur significant additional legal, accounting and other costs, as compared to the costs we incurred as a private company. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, LLC, may increase legal and financial compliance costs and make some activities more time‑consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue‑generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

A) Recent sales of Unregistered Securities.

None.

B) Use of Proceeds from our Initial Public Offering of Common Stock

On January 24, 2018, our registration statements on Form S-1 (File No. 333-222324) relating to our IPO of common stock became effective. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on January 26, 2018.

C) Repurchases of Shares or of Company Equity Securities

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:

Exhibit Index

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	1/29/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	1/29/2018	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	1/12/2018	4.2

4.3	Second amended and Restated Investors’ Rights Agreement, dated June 28, 2017, by and among the Company and the investors listed therein.	S-1	12/28/2017	4.3

10.1#	Amendment No. 1 to Offer Letter, by and between the Company and Steven Basta, effective as of May 3, 2018.	8-K	5/3/2018	10.1

10.2#	Amendment No. 1 to Offer Letter, by and between the Company and Kristine Ball, effective as of May 3, 2018.	8-K	5/3/2018	10.2

10.3#	Amendment No. 1 to Offer Letter, by and between the Company and Paul Kwon, effective as of May 3, 2018.	8-K	5/3/2018	10.3

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Denotes management contract or compensatory plan
*

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Menlo Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 1, 2018

Menlo Therapeutics Inc.

By:	/s/ Steven Basta
Steven Basta President and Chief Executive Officer

By:	/s/ Kristine Ball
Kristine Ball Senior Vice President, Corporate Strategy and Chief Financial Officer