Form 10-Q
period 2018-09-30
Menlo Therapeutics Inc.
filed 2018-11-07
CIK 1566044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).

Yes  ☐    No  ☒

As of November 1, 2018, there were 23,232,184 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited condensed Financial Statements

Menlo Therapeutics Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,196	$10,206
Short-term investments	82,461	49,295
Accounts receivable	—	786
Prepaid expenses and other current assets	1,811	3,574
Total current assets	154,468	63,861
Long-term investments	—	2,978
Property and equipment, net	136	28
Other long-term assets	354	—
Total assets	$154,958	$66,867
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,702	$2,462
Accrued expenses and other current liabilities	5,360	3,559
Deferred revenue, current	—	1,796
Total current liabilities	8,062	7,817
Deferred revenue, long-term	—	6,735
Other non-current liabilities	12	22
Total liabilities	8,074	14,574
Commitments and contingencies (see Note 7)
Series A convertible preferred stock, $0.001 par value, no shares and 14,300 shares authorized at September 30, 2018 and December 31, 2017, respectively; no shares and 14,300 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively; Liquidation value of $0 and $14,300 as of September 30, 2018 and December 31, 2017, respectively	—	14,183
Series B convertible preferred stock, $0.001 par value, no shares and 14,106,583 shares authorized at September 30, 2018 and December 31, 2017, respectively; no shares and 14,106,583 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively; Liquidation value of $0 and $45,000 as of September 30, 2018 and December 31, 2017, respectively	—	44,820
Series C convertible preferred stock, $0.001 par value, no shares and 14,201,878 shares authorized at September 30, 2018 and December 31, 2017, respectively; no shares and 11,854,463 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively; Liquidation value of $0 and $50,500 as of September 30, 2018 and December 31, 2017, respectively	—	50,324
Stockholders’ equity (deficit):
Preferred stock: $0.0001 par value; 20,000,000 shares and no shares authorized at September 30, 2018 and December 2017, respectively; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock: $0.0001 par value; 300,000,000 shares and 55,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; 23,232,184 and 5,298,593 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	1
Additional paid-in capital	240,024	2,207
Accumulated other comprehensive loss	(101)	(51)
Accumulated deficit	(93,042)	(59,191)
Total stockholders’ equity (deficit)	146,884	(57,034)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$154,958	$66,867

See accompanying notes.

Menlo Therapeutics Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration and license revenue	$—	$909	$10,640	$1,807
Operating expenses:
Research and development	10,667	8,008	37,913	18,461
General and administrative	3,035	1,236	8,822	3,462
Total operating expenses	13,702	9,244	46,735	21,923
Loss from operations	(13,702)	(8,335)	(36,095)	(20,116)
Interest income and other expense, net	855	163	2,243	316
Net loss attributable to common stockholders	$(12,847)	$(8,172)	$(33,852)	$(19,800)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	48	(19)	(50)	11
Comprehensive loss	$(12,799)	$(8,191)	$(33,902)	$(19,789)
Net loss attributable to common stockholders per share, basic and diluted	$(0.56)	$(1.60)	$(1.60)	$(3.89)
Weighted-average number of common shares used to compute basic and diluted net loss per share	22,977,793	5,116,165	21,164,069	5,093,418

See accompanying notes.

Menlo Therapeutics Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(33,852)	$(19,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10	5
Amortization of premium on investment securities	(551)	73
Stock-based compensation expense	2,564	1,217
Disposal of equipment	—	19
Change in operating assets and liabilities:
Accounts receivable	786	(460)
Prepaid expenses and other current assets	1,763	(1,143)
Other long-term assets	(354)	66
Accounts payable	240	2,001
Accrued expenses and other current liabilities	1,819	1,320
Deferred revenue	(8,531)	(1,347)
Other non-current liabilities	(10)	(16)
Net cash used in operating activities	(36,116)	(18,065)
Investing activities
Purchase of property plant and equipment	(118)	(15)
Purchase of investments	(109,952)	(59,171)
Proceeds from sales of investments	5,100	6,000
Proceeds from maturities of investments	75,165	31,821
Net cash used in investing activities	(29,805)	(21,365)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	125,417	50,327
Proceeds from the exercise of stock options	494	34
Net cash provided by financing activities	125,911	50,361
Net increase in cash and cash equivalents	59,990	10,931
Cash and cash equivalents at beginning of period	10,206	4,027
Cash and cash equivalents at end of period	$70,196	$14,958
Non-cash financing activities
Conversion of preferred stock to common stock	$109,327	$—

See accompanying notes.

Menlo Therapeutics Inc.

Notes to Unaudited Interim Condensed Financial Statements

1.Formation and Business of the Company

Menlo Therapeutics Inc. (the “Company”) is a late‑stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus, or itch, associated with various conditions such as prurigo nodularis, psoriasis and chronic pruritus of unknown origin. The Company believes that its product candidate, serlopitant, a highly selective once‑daily, oral small molecule inhibitor of the neurokinin 1, or NK1 receptor, has the potential to significantly alleviate pruritus.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. For the nine months ended September 30, 2018, the Company incurred a net loss of $33.9 million and used $36.1 million of cash in operations. As of September 30, 2018, the Company had cash, cash equivalents and investments of $152.7 million and an accumulated deficit of $93.0 million.

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

The Company believes that its existing cash, cash equivalents and investments as of September 30, 2018 will provide sufficient funds to enable it to meet its obligations for at least the next 12 months from the issuance of our financial statements as of and for the nine months ended September 30, 2018.

2.Significant Accounting Policies

Basis of Presentation

The accompanying financial information for the three and nine months ended September 30, 2018 and 2017 is unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and include all adjustments, which include only normal and recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2018, its statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017 and its statements of cash flows for the nine months ended September 30, 2018 and 2017. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other period(s). The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 28, 2018.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock and common stock options are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and nine months ended September 30, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(12,847)	$(8,172)	$(33,852)	$(19,800)
Denominator:
Weighted-average common shares outstanding	23,063,757	5,283,282	21,269,957	5,281,144
Less: weighted-average common shares subject to repurchase	(85,964)	(167,117)	(105,888)	(187,726)
Weighted-average common shares used to compute basic and diluted net loss per share	22,977,793	5,116,165	21,164,069	5,093,418
Net loss per share attributable to common stockholders
Basic and diluted	$(0.56)	$(1.60)	$(1.60)	$(3.89)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	September 30,
	2018	2017
	(unaudited)
Stock options outstanding	3,050,067	2,152,906
Outstanding common stock subject to repurchase	79,351	160,246
Shares issuable related to ESPP	59,735	—
Convertible preferred stock issuable upon conversion to common stock	—	9,629,405
Total	3,189,153	11,942,557

Recent Accounting Pronouncements

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight‑line basis over the term of the lease, respectively. A lessee is also required to record a right‑of‑use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its financial statements.

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

In June 2018, the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of the guidance on its financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is in the process of evaluating the impact of the final rule on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which changes the fair value measurement disclosure requirements of ASC 820. The guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its condensed consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), relating to a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (i.e., a service contract). Under the new guidance, a customer will apply the same criteria for capitalizing implementation costs as it would for an arrangement that has a software license.  The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted.  The Company can choose to adopt the new guidance (1) prospectively to eligible costs incurred on or after the date this guidance is first applied or (2) retrospectively. The Company is evaluating the impact, if any, that this pronouncement will have on our financial position and results of operations.

3.Cash Equivalents and Investments

At September 30, 2018 and December 31, 2017, the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available‑for‑sale securities. There were no realized gains or losses recognized on the sale or maturity of available‑for‑sale securities during the three and nine months ended September 30, 2018 and 2017 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods.  All of the Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers an investment security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through earnings to its impaired value and establishes that as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of September 30, 2018, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to change in credit risk, and the Company believes that it is more likely than not the investments will be held until maturity.

The following table summarizes the available‑for‑sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2018 (unaudited)
Money market funds	$9,850	$—	$—	$9,850
Corporate notes	31,749	—	(55)	31,694
Commercial paper	83,744	—	—	83,744
Asset backed securities	12,226	—	(28)	12,198
Government notes	12,448	—	(18)	12,430
Total	$150,017	$—	$(101)	$149,916

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017:
Money market funds	$8,685	$—	$—	$8,685
Corporate notes	46,133	—	(35)	46,098
Government notes	6,191	—	(16)	6,175
Total	$61,009	$—	$(51)	$60,958

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

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2018 (unaudited)
Assets:
Money market funds	$9,850	$—	$—	$9,850
Corporate notes	—	31,694	—	31,694
Commercial paper	—	83,744	—	83,744
Asset backed securities	—	12,198	—	12,198
Government notes	—	12,430	—	12,430
Total assets	$9,850	$140,066	—	$149,916

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2017:
Assets:
Money market funds	$8,685	$—	$—	$8,685
Corporate notes	5,103	40,995	—	46,098
Government notes	6,175	—	—	6,175
Total assets	$19,963	$40,995	$—	$60,958

The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds and marketable securities. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.

5.License Agreements

Merck License

In December 2012, the Company entered into an exclusive worldwide royalty free license agreement with Merck Sharp & Dohme Corp., (Merck) for exclusive worldwide rights for the development and commercialization of serlopitant and two other NK1‑receptor antagonists in all human diseases, disorders or conditions, except for the treatment and prevention of nausea or vomiting. The Company paid Merck an upfront non‑refundable non‑creditable licensing fee of $1.0 million dollars and issued to Merck shares of its common stock. In addition, the Company has agreed to make aggregate payments of up to $25.0 million dollars upon the achievement of specified development and regulatory milestones.

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

JT Torii Collaboration Agreement

In August 2016, the Company entered into a license and collaboration agreement (the “Collaboration Agreement”) with Japan Tobacco Inc. and Torii Pharmaceutical Co. Ltd. (together referred to as “JT Torii”). Under the Collaboration Agreement, the Company granted to JT Torii the rights to develop and commercialize products containing serlopitant in Japan, for the treatment of diseases and conditions other than nausea or vomiting. In exchange, JT Torii paid the Company an upfront, non‑refundable payment of $11.0 million. In addition, the Company was entitled to receive aggregate payments of up to $28.0 million upon the achievement of specified development and regulatory milestones, and $15.0 million upon the achievement of a commercial milestone, as well as tiered royalties from the mid-single digits up to the mid‑teens on sales of licensed products in Japan. The Company’s performance obligations under the license agreement included the transfer of intellectual property rights in the form of licenses, obligations to participate on certain development and/or commercialization committees with the collaboration partners and supply manufactured drug product for clinical trials.

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

On September 1, 2017, the Company entered into a new services agreement with JT Torii to provide research and development services, including regulatory, chemistry and manufacturing support and related materials that is distinct from the original Collaboration Agreement. The Company evaluated the new services agreement and determined that the research and materials delivered to JT Torii represented another contract that provides distinct goods and services to JT Torii. The fees received under the services agreement were recognized as and when such services were performed by the Company and JT Torii consumed the benefits of those services. During the three and nine months ended September 30, 2018, the Company recognized revenue of zero and $10.6 million, respectively in the statement of operations related to the services and collaboration agreement. The services agreement terminated upon the termination of the Collaboration Agreement.

6.Balance Sheets Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Accrued personnel expenses	$1,805	$1,108
Accrued clinical and development expenses	3,215	2,250
Other	340	201
Total	$5,360	$3,559

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

The Company recognizes rent expense on a straight‑line basis over the respective lease period. Rent expense was $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2018 and $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2017. As of September 30, 2018, total future minimum lease payments under its operating leases are as follows (in thousands):

2018	$168
2019	674
2020	173
Total future minimum lease payments	$1,015

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2018.

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

8.Stockholders’ Equity (Deficit)

Equity incentive plan

Under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”), the Company may grant options to purchase common stock, restricted stock awards, or directly issue shares of common stock to employees, directors and consultants of the Company. Under the 2011 Plan, options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. The Company adopted a 2018 Omnibus Incentive Plan (the “2018 Plan”), effective January 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock and cash-based awards (including annual cash incentives and long-term cash incentives). The Company has reserved 3,000,000 shares of common stock for issuance pursuant to awards under the 2018 Plan. As of September 30, 2018, the Company has 2,195,901 shares of common stock available for issuance under the 2018 Plan.

The Company adopted a 2018 Employee Stock Purchase Plan (“ESPP”) in January 2018. The ESPP enables eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount of 15%. Six month offer periods under the ESPP commenced on September 1, 2018. The Company has reserved 325,000 shares of common stock for issuance under the ESPP.

Total stock-based compensation expense for employees and non-employees recognized in the statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Research and development	$475	$322	$1,217	$676
General and administrative	519	267	1,347	541
Total stock-based compensation expense	$994	$589	$2,564	$1,217

The table below summarizes stock option and restricted award activity under the 2011 and 2018 Plan:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2017	2,506,926	$3.50	8.79	$24,033
Forfeited	(6,772)	$7.01
Exercised	(254,186)	$1.94		1,786
Granted	804,099	$9.87
Balances at September 30, 2018	3,050,067	$5.31	8.53	$14,880

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

Overview

We are a late‑stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus associated with various conditions such as prurigo nodularis, a severely pruritic skin condition with lesions, psoriasis and chronic pruritus of unknown origin. We believe that serlopitant, a highly selective small molecule inhibitor of the neurokinin 1, or NK1 receptor, has the potential to significantly alleviate pruritus.

We have initiated a broad clinical development program for serlopitant as a once‑daily oral tablet treatment for pruritus. We have completed three double‑blind Phase 2 clinical trials in over 850 patients with pruritus and observed clinically relevant and statistically significant improvements in pruritus in patients treated with serlopitant compared to patients treated with placebo in two of the three trials. The first Phase 2 clinical trial, conducted in 257 patients with chronic pruritus, met its primary and multiple secondary efficacy endpoints of pruritus reduction for patients treated at our two highest doses (5 mg and 1 mg daily) compared with those receiving placebo. The second Phase 2 clinical trial, conducted in 127 patients with prurigo nodularis, also met its primary and multiple secondary efficacy endpoints demonstrating significant pruritus reduction. In April 2018, we announced results from our third Phase 2 clinical trial, conducted in 484 patients with pruritus associated with atopic dermatitis. In this study, numerical differences favoring the serlopitant treated groups were evident at all timepoints, however, the study did not meet its primary and secondary efficacy endpoints, with no statistically significant difference demonstrated between the serlopitant treated groups and the placebo treated group. Serlopitant has been dosed in approximately 1,500 individuals and has been shown to be well tolerated, including when administered to patients in a clinical trial for up to one year.

Our current development program includes multiple ongoing and planned Phase 2 and pivotal Phase 3 clinical trials.

•

We are currently enrolling two Phase 3 trials in patients with pruritus associated with prurigo nodularis with results from these trials expected in the first half of 2020.  If these clinical trials are successful, we could potentially submit a New Drug Application, or NDA, in 2020.

•	Our Phase 2 clinical trial in pruritus associated with psoriasis is fully enrolled, and we expect to report top-line data in December 2018.
•	We plan to initiate a Phase 2 clinical trial in approximately 200 patients with chronic pruritus of unknown origin in the fourth quarter of 2018.
•

We are currently enrolling a 52-week, multicenter, open-label safety study of serlopitant for the treatment of pruritus.  The objective of this study is to provide long-term safety data for serlopitant in adults with pruritus associated with prurigo nodularis, atopic dermatitis, or psoriasis.

After the completion of our Phase 2 clinical trial in patients with pruritus associated with atopic dermatitis, we conducted retrospective analyses of our three Phase 2 pruritus clinical trials completed with serlopitant in an effort to understand further the atopic dermatitis clinical trial results and determine potential patient populations who may best respond to serlopitant therapy. All of these post hoc analyses were conducted solely for the purposes of informing future study design and indication selection, and do not constitute specific conclusions of efficacy. In these analyses, we observed several patterns that have informed our decision to initiate a clinical trial in patients with chronic pruritus of unknown origin. Our analyses suggested that patients without inflammatory skin disease appeared to respond better to serlopitant therapy than patients with inflammatory skin disease. Older patients or patients who had been pruritic for longer appeared to respond better to serlopitant therapy than patients who were younger or had a shorter duration of pruritus. We have modified the eligibility criteria in our Phase 3 prurigo nodularis clinical trials to exclude patients with active pruritic inflammatory skin disease other than prurigo nodularis. Our ongoing psoriasis clinical trial is limited to a population with no more than 10% body surface area coverage with psoriasis lesions.

In addition to the clinical trials we have conducted with serlopitant for the treatment of pruritus, we also conducted a Phase 2 clinical trial in 185 patients with refractory chronic cough. In October 2018, we announced top-line results from this study in which treatment with serlopitant failed to demonstrate benefit versus placebo on the primary and key secondary endpoints. Treatment related adverse events occurred at comparable rates in the serlopitant and placebo treated groups. Based upon the results of this trial, we do not anticipate further development of serlopitant for the treatment of refractory chronic cough.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of serlopitant. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of September 30, 2018, we had an accumulated deficit of $93.0 million, primarily as a result of research and development and general and administrative expenses. We incurred net losses of approximately $33.9 million and $19.8 million for the nine months ended September 30, 2018 and 2017 , respectively. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize serlopitant for the treatment of pruritus associated with one or more various conditions and we can provide no assurance that we will ever generate significant revenue or profits.

As of September 30, 2018, our cash, cash equivalents and investments totaled $152.7 million. In January 2018, we completed our initial public offering. We sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.4 million, net of underwriting commissions and related expenses. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for the nine months ended September 30, 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”

Components of Operating Results

Collaboration and License Revenue

We recognized revenue pursuant to our license and collaboration agreement, or Collaboration Agreement and our services agreement with Japan Tobacco Inc. and Torii Pharmaceutical Co. Ltd., together referred to as JT Torii, in connection with the clinical development and commercialization of products covered by the collaboration, including non-refundable upfront license fees, contingent consideration payments based on the achievement of defined collaboration milestones and royalties on sales of commercialized products.

Under the Collaboration Agreement, we granted to JT Torii the right to develop and commercialize products containing serlopitant in Japan, for the treatment of diseases and conditions other than nausea or vomiting. In exchange, JT Torii paid us an upfront, non‑refundable payment of $11.0 million in August 2016. In addition, we were entitled to receive aggregate payments of up to $28.0 million upon the achievement of specified development of which, we earned and received $4.0 million and regulatory milestones, and $15.0 million upon the achievement of a commercial milestone, as well as tiered royalties from the mid-single digits up to the mid‑teens on sales of licensed products in Japan.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase
Collaboration and license revenue	$—	$909	$(909)	$10,640	$1,807	$8,833
Operating expenses:
Research and development	10,667	8,008	2,659	37,913	18,461	19,452
General and administrative	3,035	1,236	1,799	8,822	3,462	5,360
Loss from operations	(13,702)	(8,335)	(5,367)	(36,095)	(20,116)	(15,979)
Interest income and other expense, net	855	163	692	2,243	316	1,927
Net loss	$(12,847)	$(8,172)	$(4,675)	$(33,852)	$(19,800)	$(14,052)

Collaboration and License Revenue

Collaboration and license revenue for the three and nine months ended September 30, 2018 was zero and $10.6 million, respectively, compared to $0.9 million and $1.8 million for the corresponding periods in 2017. Collaboration and license revenue for the nine months ended September 30, 2018 primarily consisted of revenue we recognized during the period from the initial upfront payment of $11.0 million under the Collaboration Agreement with JT Torii. The increase in collaboration and license revenue was primarily due to the accelerated recognition of the initial upfront payment as a result of the termination of the Collaboration Agreement in June 2018 and a $2.0 million milestone payment related to completion of certain clinical study reports pursuant to the Collaboration Agreement prior to its termination.

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2018 increased to $10.7 million and $37.9 million, respectively, from $8.0 million and $18.5 million for the same periods in 2017. The increase was primarily due to an increase in clinical trial expenses, an increase in personnel expenses as a result of an increase in our employee headcount, and an increase in manufacturing expenses. In May 2018, we made a $3.0 million milestone payment to Merck associated with the initiation of our Phase 3 clinical trials for pruritus associated with prurigo nodularis. For the periods presented, substantially all of our research and development expenses are related to our development activity for serlopitant.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2018 increased to $3.0 million and $8.8 million, respectively from $1.2 million and $3.5 million for the same periods in 2017. The increase was primarily due to an increase in professional fees as a result of becoming a public company as well as an increase in personnel expenses as a result of an increase in our employee headcount.

Interest Income and Other Expense, Net

Interest income and other expense, net for the three and nine months ended September 30, 2018 and 2017 primarily consisted of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Through September 30, 2018, we have financed our operations primarily through the sale of equity securities and payments under the Collaboration Agreement. As of September 30, 2018, we had cash, cash equivalents and investments of $152.7 million. Our cash, cash equivalents and investments are held in money market accounts and investments in commercial paper, corporate notes, asset backed securities, and government notes. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for the nine months ended September 30, 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

In January 2018, we completed our initial public offering. We sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.4 million, net of underwriting commissions and related expenses.

We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term, we expect to incur substantial expenses relating to our ongoing and planned clinical trials, the development and validation of our commercial manufacturing process for serlopitant, and other development activities including potentially commencing Phase 3 clinical trials for pruritus associated with psoriasis. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

We will continue to require substantial additional capital to develop our product candidate and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the time and cost necessary to complete our ongoing and planned clinical trials of serlopitant, as well as the success of such trials;
•	the number, size, type and duration of any additional clinical trials or studies we may choose to initiate or that we may be required to complete prior to obtaining regulatory approval of serlopitant;
•

the timing of, and costs involved in, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we current expect, and the costs of post‑marketing studies that could be required by regulatory authorities;

•	the timing of the milestone payments we must make to Merck;

•	the costs of preparing to manufacture serlopitant on a commercial scale;
•	our ability to successfully commercialize serlopitant;
•	the manufacturing, selling and marketing costs associated with serlopitant, including the cost and timing of forming and expanding our sales organization and marketing capabilities;
•	the amount of sales and other revenues from serlopitant, including the sales price and the availability of adequate third‑party reimbursement;
•	the degree and rate of market acceptance of any products launched by us or our partners;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the progress, timing, scope and costs of our non-clinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;
•	the time and cost necessary to respond to technological and market developments;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need and ability to hire additional personnel;
•	our decision to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(36,116)	$(18,065)
Investing activities	(29,805)	(21,365)
Financing activities	125,911	50,361
Net increase in cash	$59,990	$10,931

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2018 was $36.1 million, primarily due to the net loss of $33.9 million, which amount was partially offset by stock-based compensation of $2.6 million and changes in operating assets and liabilities, including a decrease in deferred revenue of $8.5 million, an increase in accrued expenses and other current liabilities of $1.8 million, and a decrease in prepaid expenses and other current assets of $1.8 million. Cash used in operating activities for the nine months ended September 30, 2017 was primarily due to the net loss for the period of $19.8 million as well as non‑cash stock‑based compensation expense of $1.2 million, and was also affected by changes in operating assets and liabilities, including a decrease of $1.3 million in deferred revenue, an increase in prepaid expenses of $1.1 million and an increase in accounts receivable of $0.5 million, offset by an increase in accounts payable and accrued liabilities of $3.3 million.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2018 represented purchases of investments of $110.0 million, which amount was partially offset by proceeds received from maturities and sales of investments of $80.3 million. Cash provided by investing activities for the nine months ended September 30, 2017 represented purchases of investments of $59.2 million, offset by proceeds received from maturities and sales of investments of $37.8 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 consisted of $125.4 million of net proceeds from our initial public offering and $0.5 million in proceeds from the exercise of stock options. During the nine months ended September 30, 2017 cash provided by financing activities was $50.4 million, consisting primarily of net proceeds from the sale of Series C convertible preferred stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2018 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Lease obligations, net	$670	$345	$—	$—	$1,015

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

Level 1—Quoted prices in active markets for identical assets or liabilities;

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

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2018.

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We chose to “opt out” of this provision and, as a result, we comply with new or revised accounting standards when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2018, we had cash, cash equivalents and investments of $152.7 million, consisting of interest‑bearing money market accounts and investments in corporate notes, commercial paper, asset backed securities, and government securities, which would be affected by changes in the general level of United States interest rates. However, due to the short‑term maturities and the low‑risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments. Our market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2018 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing serlopitant, which is our only product in development. We are not profitable and have incurred losses in each year since our inception in 2011. We have only a limited operating history upon which stockholders can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the nine months ended September 30, 2018 and 2017 was approximately $33.9 million and $19.8 million, respectively. As of September 30, 2018, we had an accumulated deficit of $93.0 million. We expect to continue to incur losses for at least the next few years, and we anticipate these losses will increase as we continue our development, seek regulatory approval of, and, if approved, begin to commercialize serlopitant. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

We have devoted substantially all of our financial resources and efforts to the development of serlopitant. As of September 30, 2018, we had capital resources consisting of cash, cash equivalents and investments of $152.7 million. We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. In the near term, we expect to incur substantial expenses relating to our ongoing and planned clinical trials and the development and validation of our commercial manufacturing process for serlopitant. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We also expect to incur expenses related to the recruitment and retention of personnel, working capital and other general corporate purposes. We may incur additional expenses in connection with expanding our pipeline, including by pursuing additional indications for serlopitant or the in-license or acquisition of additional drug candidates or commercial products.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations through at least the next 12 months from the issuance of our financial statements as of and for the nine months ended September 30, 2018. However, because the outcome of any clinical trial or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and ultimate commercialization of serlopitant, nor the timing of such expenditures. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or planned operations

The size and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to complete our ongoing and planned clinical trials of serlopitant, as well as the success of such trials;
•	the number, size, type and duration of any additional clinical trials or studies we may choose to initiate or that we may be required to complete prior to obtaining regulatory approval of serlopitant;
•

the timing of, and costs involved in, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we currently expect, and the costs of post-marketing studies that could be required by regulatory authorities;

•	the timing of the milestone payments we must make to Merck;
•	the costs of preparing to manufacture serlopitant on a commercial scale;
•	our ability to successfully commercialize serlopitant;
•	the manufacturing, selling and marketing costs associated with serlopitant, including the cost and timing of forming and expanding our sales organization and marketing capabilities;
•	the amount of sales and other revenues from serlopitant, including the sales price and the availability of adequate third-party reimbursement;
•	the degree and rate of market acceptance of any products launched by us or our partners;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the progress, timing, scope and costs of our non-clinical studies and clinical trials, including the ability to enroll patients in a timely manner in potential future clinical trials;
•	the time and cost necessary to respond to technological and market developments;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need and ability to hire additional personnel;
•	our decision and ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

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

To date, we have invested substantially all of our efforts and financial resources in the development of serlopitant, which is our sole product candidate in development. Our prospects, including our ability to finance our operations and generate revenue from product sales, currently depend entirely on the successful development and commercialization of serlopitant. The clinical and commercial success of serlopitant will depend on a number of factors, including the following:

•	the timely completion of and results from our two ongoing Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis;
•	the timely completion of and results from our ongoing Phase 2 clinical trial of serlopitant for the treatment of pruritus associated with psoriasis;
•	the timely initiation of and results from our planned Phase 2 clinical trial of serlopitant for the treatment of chronic pruritus of unknown origin;
•	the initiation of and results from any Phase 3 clinical trials, if conducted, in pruritus associated with psoriasis or chronic pruritus of unknown origin;

•	the FDA’s requirements with regard to the number, design, size, conduct, or implementation of our planned and future clinical trials;
•	the ability of our clinical trials to demonstrate serlopitant’s safety and efficacy to the satisfaction of the FDA or foreign regulatory authorities;
•	the timely completion and results of any additional clinical trials and non-clinical studies conducted to support the filing for regulatory approvals of serlopitant;
•	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials prior to approval to market serlopitant for any indication;
•	our ability to execute on our clinical trial plans and monitor the conduct of the studies by the contract research organizations, or CROs, and medical institutions;
•	the prevalence, frequency and severity of adverse side effects of serlopitant;
•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities for our target indications;
•	our ability to raise sufficient additional capital to fund development, manufacturing and commercialization activities for serlopitant;
•	our ability to successfully commercialize serlopitant, if approved for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
•	the ability of our third-party manufacturers to manufacture sufficient quantities of serlopitant using appropriate processes at a cost appropriate for our stage of development;
•	the ability of our third-party manufacturers to comply with current good manufacturing practices, or cGMP;
•	achieving and maintaining compliance with all regulatory requirements applicable to serlopitant;
•	our success in educating physicians and patients about the benefits, administration and use of serlopitant;
•	the willingness of physicians and patients to utilize or adopt serlopitant;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	our ability to obtain and sustain an adequate level of reimbursement for serlopitant by third-party payors;
•	the effectiveness of our own or any future strategic collaborators’ marketing, sales and distribution strategy and operations;
•	the filing, prosecution, defense and enforcement of patent claims and other intellectual property rights;
•	a continued acceptable safety profile of serlopitant following approval; and
•	emerging safety signals from other drugs generally perceived to be in the same drug class as serlopitant, including NK1 receptor antagonists.

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

To gain approval to market a drug product such as serlopitant, we must provide the FDA and foreign regulatory authorities with non-clinical, clinical, and chemistry, manufacturing, and controls, or CMC, data that adequately demonstrates the safety and efficacy of the product for the intended indication applied for in the New Drug Application, or NDA, or other respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Further, although members of our management team have conducted clinical trials and obtained marketing approvals for product candidates in the past while employed at other companies, we as a company have not done so. As a result, such activities may require more time and cost than we anticipate.

Our business currently depends entirely on the successful development, regulatory approval and commercialization of serlopitant following completion of all required non-clinical and clinical trials, and generation of adequate CMC data. We initiated two multi-center placebo-controlled double-blind Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis in 2018 and we initiated our Phase 2 clinical trial in patients with pruritus associated with psoriasis in 2017. We expect data from our Phase 2 clinical trial to be available in December 2018. We are also preparing to initiate a Phase 2 trial in patients with chronic pruritus of unknown origin in the fourth quarter of 2018. However, there can be no assurances that such clinical trials will be successful. For example, in 2018, our completed Phase 2 clinical trials of serlopitant for refractory chronic cough and for the treatment of pruritus in atopic dermatitis patients did not meet their primary or key secondary endpoints.

Development of serlopitant for use in pediatric patients may be a required element of our development program for some of our target indications. We are developing a pediatric plan for review with regulatory authorities in Europe and the United States, if required.

We may experience numerous unforeseen events during or as a result of our non-clinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize serlopitant, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•

we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

the number of subjects required for clinical trials of serlopitant may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•	serlopitant may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;
•	our third-party contractors and clinical trial sites may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•

regulators or institutional review boards may require that we or our investigators suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements or a finding that the trial subjects are being exposed to unacceptable risks; and

•	the supply or quality of serlopitant or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate.

Our business could be harmed if a clinical trial is delayed, suspended or terminated by us, by the institutional review boards of the institutions in which such trials are being conducted, by a data safety monitoring board, if any, for such trial or by the FDA or other regulatory authorities.

Authorities may impose such a clinical trial delay suspension or termination due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, resulting in the imposition of a clinical hold,
•	unforeseen safety issues or adverse side effects,
•	failure to demonstrate a benefit from using serlopitant,
•	changes in governmental regulations or administrative actions; or
•	lack of adequate funding to continue the clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of serlopitant, the commercial prospects of serlopitant will be harmed, and our ability to generate product revenues from serlopitant will be delayed. In addition, any delays in successfully completing our clinical trials will increase our costs, slow down our development of serlopitant and its approval process and jeopardize our ability to commence product sales and generate revenues, which may materially harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of serlopitant. If we are required to conduct additional clinical trials or other testing of serlopitant beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of serlopitant candidates or other testing, if the results of these trials or tests are not favorable or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for serlopitant;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to additional post-marketing testing requirements; or
•	have the drug removed from the market after obtaining marketing approval.

Results obtained in non-clinical studies and clinical trials may not predict success in later clinical trials.

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be certain that any of our current and planned Phase 2 and Phase 3 clinical trials or any other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market serlopitant in any indication.

The primary efficacy analysis in our completed Phase 2 clinical trials of chronic pruritus and pruritus associated with prurigo nodularis was a statistically significant change in itch visual analogue scale, or VAS, from baseline compared to placebo measured at week six or eight. Based upon our interactions with the FDA, we will use a different efficacy analysis for our Phase 3 clinical trials, a 4-point responder rate on the worst-itch numeric rating scale, or WI-NRS. We analyzed 4-point responders in our chronic pruritus and prurigo nodularis Phase 2 clinical trials after the completion of the studies. The analyses of the percentage of patients with at least a 40 mm response in VAS, or a 4-point response on WI-NRS, were not pre-specified in our initial completed Phase 2 clinical trials’ statistical analysis plans, and are thus considered post-hoc analyses. For these and other reasons, our Phase 2 clinical trials may not predict serlopitant’s ability to demonstrate a statistically significant reduction in pruritus using this measure in Phase 3 clinical trials. It is also possible that the FDA or other regulatory agencies may require additional endpoints that are not currently included in our serlopitant clinical trials.

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

We and other companies in the biopharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials. For example, in 2018, our completed Phase 2 clinical trials of serlopitant for refractory chronic cough and for the treatment of pruritus in atopic dermatitis patients did not meet their primary or key secondary endpoints.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population and the ability of clinical sites to successfully recruit and retain subjects in clinical trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. For example, we previously initiated a clinical trial of serlopitant to treat pruritus following burn injury but discontinued the trial due to lack of timely enrollment. Enrollment can also be affected by seasonality and other factors. We may not be able to initiate continue or complete clinical trials for certain indications, if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials in a timely manner. In particular, among our target indications, prurigo nodularis is a relatively rare condition, which may make the trials more difficult to conduct or may significantly extend the expense and duration of these trials.

We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:

•	the eligibility criteria for the trial in question;
•	the prevalence and incidence of the conditions being studied in the clinical trials;
•	the perceived risks and benefits of serlopitant;

•

clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating;

•	the efforts to facilitate timely enrollment in clinical trials;
•	competition for patients from other clinical trials;
•	the success of any advertising campaigns conducted to recruit subjects to enroll in clinical trials;
•	the willingness of potential clinical trial subjects to provide informed consent to participate in the trial;
•	the patient referral practices of physicians;
•	the ability to monitor subjects adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective subjects.

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

We do not have the ability to independently conduct non-clinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct non-clinical studies and clinical trials on our drug candidates. The third parties with whom we contract for execution of our non-clinical studies and clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. These third parties may also have relationships with other commercial entities, some of which may compete with us. In some cases, these third parties could terminate their agreements with us without cause.

Although we rely on third parties to conduct our non-clinical studies and clinical trials, we remain responsible for ensuring that each of our non-clinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, including some regulations commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. In the past, we have experienced an issue of non-compliance with dosing among several patients at one of the clinical sites in one of our trials. We determined through analysis of the results of the trial and a comprehensive third-party audit that this single-site issue did not affect the results of that clinical trial.

In addition, the execution of non-clinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated, which would have a material adverse effect on our business.

We rely completely on third-party suppliers to manufacture serlopitant, and we intend to continue to rely on third parties to produce non-clinical, clinical and commercial supplies of serlopitant.

We currently contract with one third party for the manufacture of serlopitant drug substance and another third party for serlopitant drug products for clinical trials, and we do not plan to acquire the infrastructure or internal capability to produce our non-clinical, clinical or commercial supplies of serlopitant. We anticipate that these third parties will have capacity to support commercial operations, but we do not have any formal agreements at this time to cover commercial production of serlopitant.

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

We and our third-party manufacturers continue to refine and improve the manufacturing process, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes, particularly as we seek to significantly increase our capacity to commercialize serlopitant. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

As drug candidates are developed through non-clinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, methods of making drug formulations, and drug formulations, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our drug candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our drug candidates and jeopardize our ability to commence sales and generate revenue.

Key manufacturing steps and materials used in our drug substance and in our drug product are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs.

Certain manufacturing steps and materials used in our serlopitant drug substance and in our serlopitant drug product are currently performed by or purchased from single outside sources. We may engage additional contract manufacturers for production of supplies of materials used in the manufacture of serlopitant and to participate in the manufacture of the drug substance or drug product.

The reliance on a limited number of suppliers could result in:

•	delays associated with redesigning or revalidating a drug product or manufacturing process due to a failure to obtain a single source material from an existing validated supplier;
•	an inability to obtain an adequate supply of required materials; and
•	reduced control over pricing, quality and delivery time.

We have supply agreements in place for certain materials of our drug substance and drug products, but do not have in place long term supply agreements. Therefore, the supply of a particular material could be terminated at any time without penalty to the supplier. In addition, we may not be able to procure required materials from third-party suppliers at a quantity, quality and cost acceptable to us. Any interruption in the supply of single source material could cause us to seek alternative sources of supply or manufacture these materials internally. Furthermore, in some cases, we are relying on our third-party collaborators to procure supply of necessary materials. If the supply of any materials for serlopitant is interrupted, materials from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels, or at acceptable cost within required timeframes, if at all, to meet our needs or those of our third-party collaborators. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of our product candidates, causing us to incur additional costs, delay new product introductions, or lose sales, and could harm our reputation.

Investigator sponsored trials of serlopitant may produce results and safety signals that are beyond our control and impact our development and commercialization of serlopitant.

Serlopitant has been evaluated in a 14-patient exploratory investigator sponsored study at Stanford University as a potential treatment to reduce pruritus associated with epidermolysis bullosa, a rare primarily pediatric skin condition. We may in the future choose to permit the Stanford University investigator or other investigators to evaluate serlopitant or future product candidates in other investigator sponsored studies. These studies have the potential to result in unexpected or adverse clinical trial results, serious adverse events or the identification of other undesirable side effects, or unexpected characteristics of serlopitant or other product candidates, which could adversely impact our development programs.

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell serlopitant, if approved, or any future product candidates or generate product revenue.

We currently do not have a sales organization. In order to commercialize serlopitant, if approved, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If serlopitant receives regulatory approval, we expect to establish a specialty sales organization with technical expertise and supporting distribution capabilities to commercialize it to dermatologists and possibly also to pediatricians and primary care physicians, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, provide adequate training to sales and marketing personnel, gain access to physicians or persuade adequate numbers of physicians to prescribe serlopitant, if approved, or any future drugs, and effectively manage a geographically dispersed sales and marketing team. Our efforts to commercialize serlopitant on our own may also be impacted by the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines, and any unforeseen costs and expenses associated with creating an independent sales and marketing organization. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

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

If we fail to meet these obligations, Merck has the right to terminate our exclusive license and upon the effective date of such termination, has the right to re-obtain the licensed technology as well as aspects of any intellectual property controlled by us and developed during the period the agreement was in force that relate to the licensed technology. This means that Merck could effectively take control of the development and commercialization of serlopitant after an uncured, material breach of our license agreement by us. This would also be the case if we voluntarily terminate the agreement. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the patents licensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured, material breach under the license could result in our loss of exclusive rights and may lead to a complete termination of our product development and any commercialization efforts for serlopitant.

Merck could also develop serlopitant for treatment of nausea or vomiting or license these rights to a third party. Development of serlopitant in other fields could increase the possibility of identification of adverse safety results that impact our development of serlopitant for pruritus associated with various conditions. In addition, if approved, commercialization of serlopitant in other fields could result in an increased threat of off-label use to compete with the sale of serlopitant to treat these indications.

Collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize serlopitant.

In June 2018, we agreed to terminate our license and collaboration agreement with JT Torii under which we had granted JT Torii the rights to develop and commercialize products containing serlopitant in Japan. We may seek additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of serlopitant in the future. We may enter into these arrangements on a selective basis, depending on the merits of retaining commercialization rights ourselves compared to entering into selective collaboration arrangements with pharmaceutical or biotechnology companies for serlopitant internationally and possibly also in the United States. However, there can be no assurance that any such collaboration arrangements will be successful.

In addition, the success of any future collaboration arrangements that we may enter into will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

When entering collaboration arrangements, we are subject to a number of risks, including:

•

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

•

any safety issues or adverse side effects that result from trials conducted by a collaborator will adversely impact our ability to obtain regulatory approval for serlopitant or any other product we may develop in the future;

•

any failure by a collaborator to demonstrate efficacy of serlopitant, or any potential future product candidate, in its clinical trials could decrease the perceived likelihood of success for our clinical trials;

•

disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters may lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement;

•

collaboration arrangements are complex and time consuming to negotiate, document and implement, and we may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements;

•

collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party and any such termination or expiration would adversely affect us financially and could harm our business reputation;

•

collaboration agreements may be terminated and, if terminated, may result in delays or the need for a new collaborator or additional capital to pursue further development or commercialization of serlopitant or other future product candidates in certain markets;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•	terms of any collaborations or other arrangements that we may establish may not be favorable to us;
•	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•	we will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators;
•

collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party and any such termination or expiration could adversely affect us financially and could harm our business reputation;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•

collaborators may own or co-own intellectual property covering products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property;

•	disputes may arise with respect to the ownership of any intellectual property developed pursuant to our collaborations;
•	collaborators’ sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings;
•	adverse regulatory determinations or other legal action may interfere with the ability of a collaborator to conduct clinical trials or other development activity;
•

one or more collaborator may be subject to regulatory or legal action resulting from the failure to meet healthcare industry compliance requirements in the conduct of clinical trials or the promotion and sale of products; and

•	collaboration arrangements could be adversely impacted by changes in collaborators’ key management personnel and other personnel that are administering collaboration agreements.

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

The biopharmaceutical industry is intensely competitive and is subject to rapid and significant change. We face competition from other pharmaceutical and biotechnology companies, research institutions, and other organizations, particularly companies that develop and market pharmaceutical products for dermatologic conditions. Our commercial potential may be limited by other companies that develop and sell other novel products that are effective for our target indications, or that may be more effective, safer or cost less than serlopitant.

Although there are currently no approved drugs specifically indicated for pruritus associated with psoriasis or prurigo nodularis or for chronic pruritus of unknown origin, either in the United States or in Europe, we may face competition from those companies that are developing drugs specifically to treat pruritus associated with a variety of underlying dermatologic or systemic conditions, companies that are developing and marketing NK1 receptor antagonists for other conditions, that, when approved, could be used off-label to treat pruritus, and companies that currently market or are developing treatments intended directly to treat the underlying disease condition in psoriasis, or prurigo nodularis that have also been shown to have anti-pruritic effects.

We are aware of multiple companies developing drug candidates targeting pruritus as the primary outcome measure in clinical studies in the United States. Of these companies, Vanda Pharmaceuticals, Opko Health, and Nerre Therapeutics, are developing NK1 receptor antagonists for pruritus indications that may compete with serlopitant.

Even if serlopitant receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If serlopitant receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If serlopitant does not achieve an adequate level of acceptance, we may not generate significant revenue and we may not become profitable. The degree of market acceptance of serlopitant, if approved for commercial sale, will depend on a number of factors, including:

•	its efficacy, safety and potential advantages compared to alternative treatments;
•	our ability to offer serlopitant for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
•	the risk that a competitor product may treat both the underlying condition and the associated pruritus;
•	our ability to hire and retain a sales force in the United States;
•	our ability to attract and retain potential commercialization collaborators in markets outside of the United States if we choose to do so;
•	the strength of our marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement;
•	the willingness of patients to pay out of pocket for serlopitant to the extent it is not reimbursed by third-party payors;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of serlopitant together with other medications.

If coverage and adequate reimbursement from third-party payors are not available, it may make it difficult for us to sell serlopitant profitably.

Our ability to commercialize serlopitant successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors establish coverage and adequate reimbursement for it. Patients who are prescribed treatments for their conditions and providers furnishing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of serlopitant, once approved.

Significant uncertainty exists as to the coverage and reimbursement status of newly approved products. A trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services, including requiring companies to demonstrate the comparative effectiveness of a new therapy against other types of therapies that are available. The clinical trials we have conducted and plan to conduct on serlopitant test serlopitant’s performance against a placebo. Third-party payors may request additional trials to demonstrate comparative effectiveness. Such trials would be expensive and time consuming, and the results are uncertain. As a result of these cost containment measures, coverage and reimbursement may not be available for serlopitant when it is approved for commercialization, and, even if available, the level of reimbursement may not be sufficient enough for successful commercialization of serlopitant or may significantly limit our revenue or profits, if any.

In the United States, private third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, no uniform policy for determining coverage and reimbursement for products exists among third-party payors and coverage and reimbursement can differ significantly from payor to payor. Each plan determines whether or not it will provide coverage, what amount it will pay, and with respect to pharmaceutical products, on what tier of its formulary such product will be placed. The position of a prescription drug on a formulary generally determines the co-payment that a patient will need to make to obtain the product and can strongly influence the adoption of a product by patients and physicians. Each plan may separately require us to provide scientific and clinical support for the use of our products and, as a result, the coverage determination process is often a time-consuming and costly process with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Our inability to obtain coverage and adequate reimbursement promptly from both government-funded and private payors for any approved products that we develop could significantly harm our operating results, our ability to raise capital needed to commercialize our product candidates and our overall financial condition.

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

Undesirable side effects caused by serlopitant could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Serlopitant has been dosed in approximately 1,500 individuals across multiple completed Phase 1 and Phase 2 clinical trials and has been shown to be well-tolerated, including when administered to patients in a clinical trial for up to one year, and in shorter trials at much higher doses than our current planned therapeutic dose. However, patients may experience adverse reactions when using serlopitant. The most commonly reported treatment-emergent adverse events across our completed Phase 2 clinical trials were urinary tract infection (5.1%, as compared to 3.0% for patients treated with placebo), nasopharyngitis (5.0%, as compared to 3.3% for patients treated with placebo),  diarrhea (4.8%, as compared to 3.5% for patients treated with placebo) and headache (4.5% as compared to 6.5% for patients treated with placebo). Although we have not observed evidence of these adverse reactions causing a safety concern in our clinical programs, it is possible that the FDA may ask for additional data regarding any adverse events seen in our trials. Results of our future trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for our product candidate for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, our patient population includes a substantial proportion of elderly participants, which may increase the risk of adverse events, related or unrelated to serlopitant during our clinical trials. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of serlopitant may only be uncovered with a significantly larger number of patients exposed to the drug. If one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

We must successfully manage multiple complex clinical trials simultaneously while growing our business.

We currently have multiple ongoing and planned Phase 2 and Phase 3 clinical trials of serlopitant, an ongoing long term safety study of serlopitant and multiple planned Phase 1 clinical trials of serlopitant to support an NDA. If the results of our ongoing and planned Phase 2 clinical trials are promising, we plan to rapidly advance serlopitant into Phase 3 clinical trials for those indications. As of September 30, 2018, we had 44 employees. In order to manage our operations, clinical trials, regulatory filings, manufacturing and supply activities, marketing and commercialization activities for serlopitant or any future product candidates, we will need to continue to expand our managerial, operational, finance, systems, facilities and other resources. To effectively execute our strategy, we must:

•	manage all of our clinical trials, which are being conducted at multiple trial sites globally through multiple third parties;
•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties;
•	expand our general and administrative and sales and marketing organizations;
•	identify, recruit, retain, incentivize and integrate additional employees; and
•	continue to improve our operational, legal, financial and management controls, reporting systems and procedures.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon our experienced senior management, including Steven Basta, Chief Executive Officer, Mary Spellman, M.D., Chief Medical Officer, Paul Kwon, M.D., Chief Scientific Officer, and Kristine Ball, Senior Vice President, Corporate Strategy and Chief Financial Officer. The loss of services of any of these individuals could materially adversely impact our ability to sustain or grow our operations.

We may not be successful in our efforts to obtain regulatory approval of serlopitant in multiple indications or at all.

We may seek approval for serlopitant for pruritus associated with one or more conditions. If our ongoing, planned and future clinical trials are successful, we could potentially submit an NDA in 2020. If our Phase 3 clinical trials of serlopitant for pruritus associated with prurigo nodularis and any Phase 3 clinical trials we may initiate for pruritus associated with psoriasis following the completion of our ongoing Phase 2 clinical trial are successfully completed, and such clinical trials demonstrate efficacy and safety of the same dosage form and route of administration of serlopitant in both pruritus indications at approximately the same time, we may seek FDA approval concurrently for the treatment of pruritus in prurigo nodularis and psoriasis. There can be no assurance that we will successfully initiate any Phase 3 clinical trials for pruritus associated with psoriasis, or that any of the Phase 3 clinical trials that we do initiate will be completed in time to permit this, or that the FDA will review or approve multiple indications simultaneously.

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

Because we have limited financial and management resources, we are focusing on development programs for specific indications. As such, we are currently primarily focused on the development of serlopitant for the treatment of pruritus associated with various conditions. As a result, we may forego or delay pursuit of opportunities in other indications, or with other drug candidates that we may identify or that may be available, that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on profitable market opportunities. Our spending on current and future development programs and drug candidates for specific indications may not yield any commercially viable indication. If we do not accurately evaluate the commercial potential or target market for a particular indication for serlopitant, or for any other drug candidate, we may relinquish valuable rights to that drug candidate or indication through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

If serlopitant is approved for commercialization outside the United States, we may choose to commercialize it ourselves or enter into agreement with third parties to do so. If we chose to directly commercialize internationally, we expect that we will be subject to additional risks, including:

•	different regulatory requirements for drug approvals in foreign countries;
•	differing United States and foreign drug import and export rules;
•	different protection for intellectual property rights in foreign countries;
•	different and additional regulatory requirements regarding data privacy (e.g. the EU General Data Protection Regulation);
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	different reimbursement systems, and different competitive drugs indicated to treat pruritus;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	potential liability resulting from development work conducted by these distributors; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

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

We face an inherent risk of product liability exposure related to the testing of serlopitant in human clinical trials and will face an even greater risk if we sell commercially any drugs that we may develop. If we cannot successfully defend ourselves against claims that serlopitant causes injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	delays in clinical trials;
•	decreased demand for serlopitant, if approved for marketing;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;
•	substantial monetary awards paid to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any drugs that we may develop.

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

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials, including the components of our product and product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

Significant disruptions of information technology systems or breaches of data security could materially adversely affect our business, results of operations and financial condition.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal, state and foreign privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws and the EU General Data Protection Regulation. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot assure you that serlopitant or any future product candidates will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing serlopitant or future product candidates. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of serlopitant.

We may be subject to third-party claims in the future against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third-party’s patents. We may be required to indemnify future collaborators against such claims. If a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. Even if we are successful in defending against such claims, such litigation can be expensive and time consuming to litigate and would divert management’s attention from our core business. Any of these events could harm our business significantly.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to serlopitant and our development programs. Patents covering the composition of matter for serlopitant will expire in 2025, subject to potential extensions, where available, including, potential extension of up to five years in the United States. Patents and patent applications, if issued, covering methods-of-use for serlopitant to treat pruritus will expire in 2033 in the United States and 2034 in foreign countries. The expiration of our patents will limit our ability to profit from the commercialization of serlopitant. Furthermore, any disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in foreign countries. Even if patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the USPTO may be subject to third-party challenges such as (without limitation) re-examination proceedings, post-grant review, or inter partes review, and patents granted by the European Patent Office may be opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in some jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. For example, a third-party may develop a competitive product that provides therapeutic benefits similar to serlopitant but has a sufficiently different composition to fall outside the scope of our patent protection. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to serlopitant or any future product candidates is successfully challenged, then our ability to commercialize serlopitant or any future product candidates could be negatively affected, and we may face unexpected competition that could have a material adverse impact on our business. Further, if we encounter delays in our clinical trials, the period of time during which we could market serlopitant or any future product candidates under patent protection would be reduced.

Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. If we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering serlopitant or one of our future products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability against our intellectual property related to serlopitant, we would lose at least part, and perhaps all, of the patent protection on serlopitant. Such a loss of patent protection would have a material adverse impact on our business. Moreover, our competitors could counterclaim that we infringe their intellectual property, and some of our competitors have substantially greater intellectual property portfolios than we do.

We also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain and/or enforce and any other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we require all of our employees to assign their inventions to us, and endeavor to execute confidentiality agreements with all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology, we cannot be certain that we have executed such agreements with all parties who may have helped to develop our intellectual property or who had access to our proprietary information, nor can we be certain that our agreements will not be breached. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

We may not be able to protect our proprietary information and technology adequately. Although we use reasonable efforts to protect our proprietary information, technology, and know-how, our employees, consultants, contractors and outside scientific advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information, technology or know-how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect proprietary information, technology and know-how. We rely, in part, on non-disclosure and confidentiality agreements with our employees, consultants and other parties to protect our proprietary information, technology and know-how. These agreements may be breached, and we may not have adequate remedies for any breach. Moreover, others may independently develop similar or equivalent proprietary information, and third parties may otherwise gain access to our proprietary knowledge.

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

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Our assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize serlopitant. Neither we nor any future collaborator is permitted to market serlopitant or any future product candidate in the United States or in any foreign countries until we or they receive approval of an NDA from the FDA or marketing authorization from the applicable regulatory authorities of such jurisdictions. We have not submitted an application or obtained marketing approval for serlopitant anywhere in the world. Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

•	warning or untitled letters;
•	civil and criminal penalties;
•	injunctions;
•	withdrawal of regulatory approval of products;
•	product seizure or detention;
•	product recalls;
•	total or partial suspension of production; and
•	refusal to approve pending NDAs or supplements to approved NDAs.

Prior to obtaining approval to commercialize a drug candidate in the United States or abroad, we or any future collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such drug candidate is safe and effective for its intended uses. The number of non-clinical studies and clinical trials that will be required for FDA approval varies depending on many factors, including the drug candidate, the disease or condition that the drug candidate is designed to address, and results of non-clinical studies and clinical trials of the drug candidate. Even if we believe the non-clinical or clinical data for our drug candidates is promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a drug candidate for any or all targeted indications.

Regulatory approval of an NDA is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process and we may encounter matters with the FDA that requires us to expend additional time and resources and delay or prevent the approval of our product candidates. For example, the FDA may require us to conduct additional studies or trials for serlopitant either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects in our current clinical trials from the United States. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

•	a drug candidate may not be deemed safe or effective;
•	FDA officials may not find the data from non-clinical studies and clinical trials sufficient;
•

the FDA might not approve our third-party manufacturers’ processes or may find objectionable conditions at our third-party manufacturers’ facilities that must be corrected before our drug candidate can be approved; or

•	the FDA may change its approval policies or adopt new regulations.

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

Any regulatory approvals or other marketing authorizations we obtain for serlopitant or any future product candidates may be subject to limitations on the indicated uses for which the product may be marketed or the conditions of approval or marketing authorization, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority authorizes our product candidates for marketing, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record keeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product, withdrawal of the product from the market, or product recalls;
•	fines, warning or untitled letters or holds on clinical trials;
•

refusal by the FDA to accept new marketing applications or supplements, approve or otherwise authorize for marketing pending applications or supplements to applications filed by us or current or future collaborators or suspension or revocation of approvals or other marketing authorizations;

•	product seizure or detention, or refusal to permit the import or export of our product; and
•	injunctions or the imposition of civil or criminal penalties.

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

On May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these or future executive actions will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

We expect that any regulatory approval to market serlopitant in the United States will be limited by indication. If we fail to comply or are found to be in violation of FDA and other regulations restricting the promotion of serlopitant for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

If our clinical trials are successful, we intend to seek approval to market serlopitant for the treatment of pruritus associated with various specified conditions. If we obtain regulatory approval to market serlopitant with an indication statement for the treatment of one or more of these indications, we will likely be prohibited from marketing serlopitant using any promotional claims relating to treatment of pruritus generally. Marketing of serlopitant may also be limited by regulatory authorities based on use as a monotherapy or adjuvant, concomitant medications, severity of pruritus and other factors.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. Serlopitant may not be promoted for uses that are not approved in the labeling by the FDA or EMA. Physicians may, following FDA approval, nevertheless prescribe serlopitant off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of serlopitant for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

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

Before our contract manufacturers can begin commercial manufacture of serlopitant, the process and systems used in the manufacture of serlopitant must be approved and each facility must have a compliance status that is acceptable to the FDA and other regulatory authorities. In addition, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and foreign regulatory authorities, before and after product approval. Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, any potential third-party manufacturer may be unable to continue to pass or initially pass federal, state or international regulatory inspections in a cost-effective manner. Furthermore, although we do not have day-to-day control over the operations of our contract manufacturers, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

If a third-party manufacturer with whom we contract is unable to comply with applicable laws and regulations, including cGMPs, serlopitant may not be approved, or we may be subject to fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our financial results and financial condition.

Our failure to obtain regulatory approvals for serlopitant in foreign jurisdictions would prevent us from marketing our products in such jurisdictions.

In order to market any product in the European Economic Area, or EEA (which is composed of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. Before granting the MA, the European Medicines Agency, or EMA, or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, customers and patients, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval. Such laws include:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a U.S. healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the U.S. federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•

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

•

the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of HIPAA protected health information;

•

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

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

analogous state and non-U.S. laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws requiring the registration of pharmaceutical sales representatives; and state and non-U.S. laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities may conclude that our business practices, including our consulting and advisory board arrangements with physicians and other healthcare providers, some of whom receive stock options as compensation for services provided, do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some non-U.S. jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act was enacted in the United States to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on the pricing of medical items and services, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the Affordable Care Act of importance to our potential product candidates are the following:

•	an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% beginning January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;
•	expansion of eligibility criteria for Medicaid programs in certain states;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal and replace certain provisions of the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition.

Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” More recently, in July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. We continue to evaluate the potential impact of the Affordable Care Act and its possible repeal or replacement on our business. The current Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, due to the subsequent legislative amendments, including under the BBA, and will remain in effect through 2027; the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years; and the Medicare Access and CHIP Reauthorization Act of 2015, which, among other things, ended the use of the sustainable growth rate formula and provides for a 0.5% update to physician payment rates for each calendar year through 2019, after which there will be a 0% annual update each year through 2025. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and enacting federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

At the state level, Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in October 2017, California passed a new law, to become effective in January 2019, which will require transparency from biopharmaceutical companies regarding price increases for prescription drugs. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.

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

For example, HIPAA, as amended by HITECH, and their respective implementing regulations, impose specific requirements relating to the privacy, security and transmission of individually identifiable health information held by HIPAA “covered entities” and their “business associates”. Among other things, HITECH made HIPAA’s security standards directly applicable to HIPAA “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.

Also, the European Parliament has adopted the General Data Protection Regulation, or the GDPR which become effective on May 25, 2018. This regulation replaced the EU’s 1995 data protection directive and is the single EU standard across all member states. The GDPR takes a broad view of the types of information that are deemed covered as personal identification information and contains provisions that require businesses to protect such personal data and the privacy of EU citizens for transactions that occur within EU member states. The GDPR also regulates the exportation of personal data outside of the EU. Non-compliance with the GDPR could result in significant penalties. Our company is working with our contract research organizations and clinical trial sites in Europe to ensure compliance with this regulation.

Risks Related to Our Common Stock and Our Status as a Public Company

An active public market for our common stock may not be sustained.

We completed our initial public offering, or IPO in January 2018. Prior to that offering, there had been no public market for our common stock, and an active trading market for our shares may not be sustained. Further, certain of our existing institutional investors, including investors affiliated with certain of our directors, purchased an aggregate of 1,684,118 shares of common stock in our IPO. Accordingly, fewer shares may be actively traded in the public market because these stockholders will be restricted from selling the shares by restrictions under applicable securities laws, which would reduce the liquidity of the market for our common stock.

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

Our stock price is volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	announcement of clinical trial results or any other clinical data results we announce;
•	the commencement or enrollment of our ongoing and planned clinical trials of serlopitant or any future clinical trials we may conduct, or changes in the development status of serlopitant;
•	announcements of clinical trials results by competitors;
•	adverse results from, delays in or termination of clinical trials;
•

any delay in our regulatory filings for serlopitant or any other drug candidate and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	adverse regulatory decisions, including failure to receive regulatory approval of our drug candidates;
•	unanticipated serious safety concerns related to the use of serlopitant or any other drug candidate;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	future capital raising transactions;
•	conditions or trends in our industry;
•	changes in the market valuations of similar companies;
•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	investors’ general perception of our company and our business;
•	recruitment or departure of key personnel;
•	overall performance of the equity markets;
•	trading volume of our common stock;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

The trading market for our common stock may be influenced by the research and reports that equity research analysts publish about us and our business. We do not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline. If our operating results fail to meet the forecast of analysts, our stock price will likely decline.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse in connection with our IPO, the market price of our common stock could decline significantly. The lock-up agreements pertaining to our IPO expired on July 23, 2018. As of September 30, 2018, there were approximately 23.2 million shares of our common stock outstanding. The lock-up expiration resulted in approximately 14.9 million additional shares of common stock becoming eligible for sale in the public market, approximately 11.0 million of which are held by current directors, executive officers and other affiliates and may be subject to sale in compliance with Rule 144 of the Securities Act.

In addition, approximately 5.3 million shares of common stock are either subject to outstanding options or reserved for future issuance under our equity incentive plans and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 16.9 million shares of our common stock, or approximately 73.1% of our total outstanding common stock as of September 30, 2018, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
•

the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•

the requirement that a special meeting of stockholders may be called only by the chief executive officer or the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

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

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

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

•

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

•	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•

We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•

We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

•

The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•	We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

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

As of September 30, 2018, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates will, in the aggregate, beneficially own 73.1% of our outstanding common stock.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•	not being required to hold a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2023, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2018, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We have never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline, and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission, or SEC, or other regulatory authorities.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2017, we had federal and state net operating loss carryforwards of $44.3 million and $15.0 million, respectively. These carryforwards will begin to expire in 2031 for federal and state purposes, if not utilized before they expire. As of December 31, 2017, we had federal and state research and development tax credit carryforwards of $2.1 million and $0.9 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. These net operating loss and tax credit carryforwards could expire unused and be unavailable if we do not generate sufficient taxable income prior to their expiration. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change, by value, in its equity ownership by significant stockholders over a three-year period) the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or tax liability may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Sections 382 or 383. We may have experienced ownership changes in the past, including in connection to our IPO, and we may experience ownership changes in the future as a result of any future offering and/or subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use our net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

Additionally, the Tax Cut and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, significantly reforms the Code, including changes to the rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated by us before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty-year carryforward period. However, the changes in the carryforward and carryback periods as well as the new limitation on use of net operating loss carryforwards may significantly impact our ability to use net operating loss carryforwards generated after December 31, 2017, as well as the timing of any such use, and could adversely affect our results of operations.

As a California-domiciled public company, we are required to bring a woman onto our board of directors by the end of 2019.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified individuals to our board of directors. As a public company headquartered in California, we are required to have at least one woman on our board of directors by the end of 2019, and two or three women on our board by the end of 2021, depending on the size of our board at the time.  While we intend to comply with this California law, recruiting and retaining board members carries uncertainty, and failure to comply with this requirement will result in financial penalties.

We will incur increased costs and demands upon management as a result of being a new public company.

As a new public company listed in the United States, we incur significant additional legal, accounting and other costs, as compared to the costs we incurred as a private company. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, LLC, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A) Recent sales of Unregistered Securities.

None.

B) Use of Proceeds from our Initial Public Offering of Common Stock

On January 24, 2018, our registration statement on Form S-1 (File No. 333-222324) relating to our IPO of common stock became effective. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on January 26, 2018.

C) Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:

Exhibit Index

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	1/29/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	1/29/2018	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	1/12/2018	4.2

4.3	Second amended and Restated Investors’ Rights Agreement, dated June 28, 2017, by and among the Company and the investors listed therein.	S-1	12/28/2017	4.3

10.1#	Offer Letter, by and between the Registrant and Mary Spellman, effective as of July 21, 2017.				X

10.2#	Amendment No. 1 to Offer Letter, by and between the Registrant and Mary Spellman, effective as of April 22, 2018.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Denotes management contract or compensatory plan
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

Dated: November 7, 2018

Menlo Therapeutics Inc.

By:	/s/ Steven Basta
Steven Basta President and Chief Executive Officer

By:	/s/ Kristine Ball
Kristine Ball Senior Vice President, Corporate Strategy and Chief Financial Officer