Form 10-K
period 2018-12-31
Menlo Therapeutics Inc.
filed 2019-02-28
CIK 1566044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $88.6 million, computed by reference to the last sales price of $8.12 as reported by the Nasdaq Market as of June 30, 2018. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of common stock held by non-affiliates excluded 10,916,527 shares of common stock held by directors, officers and affiliates of directors. The number of shares owned by affiliates of directors was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

As of February 15, 2019, there were 23,258,184 shares of the registrant’s Common Stock outstanding.

ii

i

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “if,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” “until,” and similar expressions or variations. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

our clinical and regulatory development plans for serlopitant, including the timing of the commencement of, and receipt of results from, our ongoing and planned clinical trials and the timing of our submission of an NDA to the FDA for serlopitant;

•	our expectations regarding the potential safety and efficacy of serlopitant;
•	our expectations regarding the potential market size and size of the potential patient populations for serlopitant, if approved or cleared for commercial use;
•	the timing of commencement of future non-clinical studies and clinical trials;
•	our ability to successfully complete clinical trials;
•	our intentions and our ability to establish collaborations or obtain additional funding;
•	the timing or likelihood of regulatory filings and approvals or clearances for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and expectations;
•	our intentions with respect to the commercialization of serlopitant or any other candidates;
•	the pricing and reimbursement of serlopitant, if approved;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our ability to attract and retain key scientific or management personnel;
•	the impact of laws and regulations;
•	our use of proceeds from our initial public offering and our ongoing “at the market offering”;
•	our defense of current and any future litigation that may be initiated against us;
•	our future financial performance; and
•	developments and projections relating to our competitors and our industry, including competing drugs and therapies.

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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

Trademarks

This Annual Report on Form 10-K includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report on Form 10-K are the property of their respective owners.

BUSINESS

Overview

We are a late-stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus, or itch, associated with various conditions such as prurigo nodularis, psoriasis and chronic pruritus of unknown origin, or CPUO. We believe that serlopitant, a highly selective small molecule inhibitor of the neurokinin 1 receptor, or NK1-R, given as a once-daily, oral tablet, has the potential to significantly alleviate pruritus.

More than 80 million patients in the United States are affected by chronic pruritus associated with various conditions.  Chronic pruritus is defined as pruritus lasting longer than six weeks. Pruritus is the primary complaint among patients with prurigo nodularis, psoriasis, and CPUO, often significantly impacting their quality of life. Current therapies, however, do not adequately control pruritus in many of these patients. Accordingly, there is a significant opportunity for a once‑daily oral tablet therapy for pruritus associated with these disease conditions. We believe that serlopitant, if approved, may be adopted by physicians as an oral anti‑pruritic therapy either as an adjunct to topical or systemic treatments or as a monotherapy in patients for whom management of pruritus is the primary patient need. In January 2019, the FDA granted Breakthrough Therapy designation for serlopitant for the treatment of pruritus associated with prurigo nodularis. Breakthrough Therapy designation is granted to expedite the development and review process for drugs intended to treat a serious condition where preliminary clinical evidence indicates that the drug candidate may demonstrate substantial improvement over available therapies on a clinically significant endpoint.

We have a broad clinical development program for serlopitant as a once‑daily oral tablet treatment for pruritus. Our current development program includes the following:

•

We are currently enrolling two Phase 3 clinical trials in patients with pruritus associated with prurigo nodularis and expect results in the first half of 2020. If these clinical trials are successful, we could potentially submit a New Drug Application, or NDA, in 2020.

•	We plan to initiate a Phase 3 clinical program in pruritus associated with psoriasis in 2019, following an end-of-Phase 2 meeting with the FDA in the first half of 2019.
•	We are currently enrolling a Phase 2 clinical trial in patients with CPUO and expect results by mid-2020.
•

We are currently enrolling a 52-week, multicenter, open-label safety study of serlopitant for the treatment of pruritus. The objective of this study is to provide long-term safety data for serlopitant in adults with pruritus, consistent with ICH and FDA guidelines, which recommend that drugs being developed for long-term treatment be evaluated for safety in at least 100 patients treated for 12 months and 300 patients treated for 6 months.

We have completed four double‑blind Phase 2 clinical trials in more than 1,000 patients with pruritus and observed clinically relevant and statistically significant improvements in pruritus in patients treated with serlopitant compared to patients treated with placebo in three of the four trials.

•

Chronic Pruritus: The first Phase 2 pruritus clinical trial, a dose-ranging trial conducted in 257 patients with chronic pruritus, met its primary and multiple secondary efficacy endpoints demonstrating pruritus reduction for patients treated at the two highest doses, serlopitant 5 mg and 1 mg daily, as compared with placebo.

•

Prurigo Nodularis: The second Phase 2 pruritus clinical trial, conducted in 127 patients with prurigo nodularis, also met its primary and multiple secondary efficacy endpoints demonstrating greater pruritus reduction for patients treated with serlopitant versus placebo.

•

Atopic Dermatitis: In April 2018, we announced results from our third Phase 2 pruritus clinical trial, conducted in 484 patients with pruritus associated with atopic dermatitis. Though numerical differences favoring the serlopitant treated groups were evident at all timepoints, the study did not meet its primary and secondary efficacy endpoints, with no statistically significant difference demonstrated.

•

Psoriasis: In December 2018, we announced results from our fourth Phase 2 pruritus clinical trial, conducted in 204 patients with pruritus associated with psoriasis. The trial successfully met its primary endpoint, showing a statistically significant reduction in pruritus in serlopitant-treated patients versus placebo based upon a 4-point improvement responder analysis.

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

The safety of serlopitant has been assessed in more than 1,600 individuals, including healthy volunteers and patients with pruritus and other indications, and has been shown to be well tolerated, including when administered to patients in a clinical trial for up to one year.

Our Strategy

Our goal is to become a fully integrated biopharmaceutical company focused on the development and commercialization of serlopitant. The key elements of our strategy are to:

•

Obtain regulatory approval for serlopitant for the treatment of pruritus associated with multiple highly pruritic conditions. We plan to focus on the near-term development and potential regulatory approval and commercialization of serlopitant for the treatment of pruritus associated with multiple conditions. We plan to complete our ongoing Phase 3 clinical trials for the treatment of pruritus associated with prurigo nodularis, our planned Phase 3 clinical program in pruritus associated with psoriasis, and our ongoing Phase 2 clinical trial in CPUO. If the results of these trials, and any additional future trials we complete are promising, we intend to seek regulatory approval in the United States and Europe.

•

Build a specialty sales organization to commercialize and market serlopitant in the United States, if approved. If approved by the FDA for any of our target pruritus indications, we intend to commercialize serlopitant by developing our own sales organization primarily targeting high prescribing dermatologists in the United States. Outside the United States, we intend to establish commercialization strategies for serlopitant as we approach possible commercial approval in each market, which may include collaborations with other companies.

•

Leverage our development and commercial infrastructure to expand our pipeline over time. We may elect in the future to pursue additional indications for serlopitant or in-license or acquire drug candidates or commercial products that leverage our development or commercial capabilities.

Management

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

Serlopitant Clinical Development Pipeline in Pruritus

Our development pipeline is summarized in the figure below:

Disease Overview

Chronic pruritus, defined as itching lasting longer than six weeks, affects approximately 80 million people in the U.S. and can be as burdensome as chronic pain in negatively impacting a patient’s quality of life. The urge to scratch can be unbearable, and the act of scratching can remove layers of skin and break the skin barrier leading to bleeding, scarring and greatly increasing the risk of infection. Similar to chronic pain, severe chronic pruritus causes a number of physical and psychological issues that substantially impact patients’ day-to-day well-being. Pruritus can lead to trouble sleeping, resulting in loss of work productivity and increased anxiety and depression as patients struggle to maintain self-control. Pruritus is the primary patient complaint in each of our current pruritus development programs:

•

Prurigo nodularis is a severely pruritic chronic skin disorder affecting primarily older adults and is characterized by multiple, firm, itchy nodules typically found on a patient’s arms, legs and trunk. We estimate that there are approximately 300,000 – 600,000 people with prurigo nodularis in the United States. Prurigo nodularis results from a vicious cycle of repeated itching and scratching leading to formation of raised, inflamed skin nodules that can develop sores or become hard and crusty. The itching sensation in prurigo nodularis is extreme and often leads to scratching to the point of bleeding or pain. Prurigo nodularis may be associated with a variety of dermatologic and systemic diseases such as atopic dermatitis, psoriasis, diabetes, chronic renal failure and HIV infection.

•

Psoriasis is a common chronic autoimmune disorder of the skin, causing redness, irritation and scaly lesions. Approximately 7.5 million people in the United States have been diagnosed with psoriasis, of which, approximately 75% have mild psoriasis and 25% have moderate to severe psoriasis, according to the National Psoriasis Foundation. In a survey of 5,604 psoriasis patients, over 90% reported pruritus as a significantly bothersome symptom. According to market research we recently conducted, approximately 75% of all psoriasis patients have moderate to severe pruritus, and approximately 75% of those patients feel their pruritus is not adequately controlled with their current therapy. This survey demonstrates that the severity of the pruritus in psoriasis patients does not always correlate with the severity and number of skin lesions, suggesting that pruritus and inflammatory skin disease may be somewhat independent of each other in patients with psoriasis.

•

Chronic pruritus of unknown origin is typically defined as an itch persisting for more than six weeks where the underlying cause is unclear. It is estimated that CPUO may represent up to 8-15% of all chronic pruritus patients.

Clinical Need in Pruritus

Despite its prevalence, chronic pruritus is not well addressed by current therapies. Skin diseases such as prurigo nodularis and psoriasis are commonly treated with a multi‑prong therapeutic approach. Skin barrier restoration and maintenance through application of topical moisturizers and treatment of skin lesions locally through the use of topical corticosteroids or other topical anti‑inflammatory agents are the predominant first‑line therapies for many pruritic skin diseases. Phototherapy and systemic immunomodulators including biologics are frequently used for more severe disease. These therapies may reduce pruritus to some degree in addition to their effects on skin health and inflammation. Yet many patients with prurigo nodularis and psoriasis still report high levels of pruritus despite active topical or systemic therapy. This significant medical need is reflected by the widespread use of therapies intended to address pruritus specifically, such as oral antihistamines, despite evidence demonstrating their relative lack of efficacy, as well as concerns regarding their safety and tolerability, such as sedative effects of antihistamines.

The itch‑scratch cycle can also undermine progress in treating skin lesions if pruritus is not addressed adequately. In any skin disease, repeated itching and scratching can lead to secondary cutaneous infections. In psoriasis patients, scratching can lead to the development of new psoriatic lesions. Similarly, prurigo nodularis is characterized by excoriations, crusting and sometimes ulceration of lesions due to the incessant scratching provoked by chronic pruritus. We believe that the pruritus associated with multiple distinct diseases, such as psoriasis and prurigo nodularis, involves activation of a common neuronal pathway for itch signaling, enabling a drug that is effective in reducing pruritus associated with one disease to have efficacy in reducing pruritus in others.

No treatment for prurigo nodularis has been approved in the United States or Europe. A high priority in any treatment for prurigo nodularis is to identify and address any underlying cause of itching. However, specific trigger factors for the development of prurigo nodularis in an individual patient may be difficult to identify. Treatment of prurigo nodularis typically involves a multifaceted approach to treat the lesions and reduce itch. Therapies may include corticosteroids and other immunosuppressive or anti‑inflammatory treatments, phototherapy and agents such as Neurontin or Horizant (gabapentin) and Lyrica (pregabalin). Prurigo nodularis is often treatment resistant with high recurrence rates.

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

In CPUO, treatment of the pruritus can be especially challenging due to the inability to target a specific underlying etiology. Treatment decisions are often made empirically using off-label therapies, with attempts to balance potential efficacy against tolerability and safety issues. These issues are magnified in older populations, which may be more frequently affected by CPUO than younger populations.

Our Solution: Serlopitant

We are developing serlopitant, a small molecule, highly selective NK1‑R antagonist, as a once‑daily oral tablet therapy to reduce pruritus in patients with prurigo nodularis, psoriasis and CPUO. We believe serlopitant has the potential to be a safe and efficacious treatment for pruritus based on the following:

•

Three of four large multicenter randomized Phase 2 clinical trials have demonstrated a statistically significant reduction of pruritus.  Three of our completed double‑blind Phase 2 clinical trials met their primary efficacy analyses and multiple secondary efficacy endpoints, demonstrating greater reduction of pruritus in patients treated with serlopitant compared with the patients treated with placebo. In addition, several proof‑of‑concept preclinical studies and clinical trials with other NK1‑R antagonists have shown the benefit of NK1‑R inhibition in pruritus.

•

Serlopitant has been evaluated in more than 1,600 individuals and has been shown to be well-tolerated, including when administered to patients in a clinical trial for up to one year. Serlopitant has been studied in multiple completed Phase 1 and Phase 2 clinical trials, including the four Phase 2 clinical trials conducted by us for pruritus, one Phase 2 clinical trial conducted by us for refractory chronic cough, and two Phase 2 clinical trials conducted by Merck for other indications. In several of these clinical trials, much higher doses than our current target therapeutic dose have been used (including a 50 mg dose used for up to 28 days in one study), and more than 40 patients have been treated for up to one year at a dose comparable to our target therapeutic dose.  We believe this safety experience supports development of serlopitant for chronic dosing.

•

Serlopitant, if approved, could fit easily into the current treatment regimen for our target indications.  Serlopitant, if approved, would be a once‑daily oral tablet therapy and could be used as an adjunct to standard of care topical or systemic treatments for pruritic dermatologic conditions. The drug interaction profile of serlopitant supports its use with a wide range of standard of care therapies, and the simple once‑daily oral dosing regimen can be added to current therapy to manage pruritus. Serlopitant may also be used as a monotherapy for patients for whom management of the pruritus is the primary patient need.

Background on Substance P and NK1-R

Serlopitant is a small molecule, highly selective NK1‑R antagonist. Two critical mediators of the urge to scratch are Substance P, or SP, and its receptor, the neurokinin‑1 receptor, or NK1‑R. SP is a naturally occurring peptide in the tachykinin neuropeptide family. Tachykinins have a broad range of functions in the nervous and immune systems. SP binding of NK1‑R has been shown to be a key mediator of sensory nerve signaling, including the itch‑scratch reflex and the vomiting reflex. The following figure illustrates the role of NK1‑R in itch signaling:

SP administration and NK1‑R inhibition have been validated in multiple animal models of human disease, which indicate potential therapeutic development paths in pruritus and vomiting. Based upon the animal models of vomiting, NK1‑R antagonists have been successfully developed and commercialized as treatments for chemotherapy induced nausea and vomiting. In pruritus animal studies, SP injection can stimulate scratching and NK1‑R inhibition can stop scratching.

Our work builds upon the successful demonstration of activity in animal models and human proof of concept studies in pruritus. Serlopitant has been designed to overcome many of the limitations of previous generation NK1‑R antagonists, such as aprepitant. For instance, aprepitant is only approved for short term use associated with nausea and vomiting. Compared to aprepitant, serlopitant has a longer half‑life, fewer potential drug‑drug interactions, a more linear pharmacokinetic profile and was well tolerated when administered to patients in a clinical trial for up to one year.

Serlopitant Clinical Trials in Pruritus

We have completed four double‑blind Phase 2 clinical trials in more than 1,000 patients with pruritus and observed clinically relevant and statistically significant improvements in pruritus in patients treated with serlopitant compared to patients treated with placebo in three of the four trials. The primary efficacy results from the three Phase 2 pruritus clinical trials which showed statistically significant improvements in pruritus in patients treated with serlopitant compared to patients treated with placebo are illustrated in the figures below and more fully described in the clinical trials sections to follow.

Each of these clinical trials included endpoints requiring patients to report itch severity on the visual analog scale, or VAS, or on the Numeric Rating Scale, or NRS. The VAS requires patients place a mark on a 100 mm line corresponding to the degree of severity of their pruritus. The distance from the origin of the line is measured to indicate pruritus severity, where 0 mm represents no itch and 100 mm represents the worst itch imaginable.  To report itch severity on the NRS, patients select an integer ranging from 0 to 10 corresponding to the degree of severity of their pruritus, where 0 represents no itch and 10 represents the worst itch imaginable.

Prurigo Nodularis Clinical Trials

Prurigo Nodularis Completed Phase 2 Clinical Trial Design

In June 2016, we completed a Phase 2 clinical trial to evaluate the safety and efficacy of serlopitant in patients with pruritus associated with prurigo nodularis. The study was a multicenter, randomized, double‑blind, placebo‑controlled study in 127 adult patients (18 to 80 years of age) who had prurigo nodularis for more than six weeks, whose pruritus was nonresponsive or inadequately responsive to topical steroids or antihistamine and who had a baseline VAS pruritus score of at least 70 mm.

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

Prurigo Nodularis Completed Phase 2 Clinical Trial Efficacy Results

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

Serlopitant also demonstrated superior efficacy over placebo in multiple additional predefined measures of itch VAS and NRS change from baseline. The chart below summarizes the VAS and NRS in this study. After the study was completed, we conducted post‑hoc analyses of responder rates using a responder definition of 40 mm VAS improvement or a 4‑point or greater NRS improvement. These responder analyses were conducted for the purposes of planning our Phase 3 clinical trials and are consistent with the 4‑point or greater improvement responder definition we have set as the primary efficacy analysis for our ongoing Phase 3 clinical trials in pruritus associated with prurigo nodularis.

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

Prurigo Nodularis Completed Phase 2 Clinical Trial Safety Results

Serlopitant was well tolerated in this Phase 2 clinical trial. Two patients had severe adverse events, or SAEs, that were assessed as possibly related to serlopitant (depression and dizziness/vertigo). The most common treatment emergent adverse events, or TEAEs, in the serlopitant group were nasopharyngitis (17.2%), diarrhea (10.9%), fatigue (9.4%), dizziness (7.8%), headache (6.3%), peripheral edema (6.3%), pruritus (4.7%), hypertension (4.7%), vomiting (3.1%), bronchitis (3.1%) and cough (3.1%). The most common TEAEs in the placebo group were pruritus (11.1%), fatigue (6.3%), headache (6.3%), urinary tract infection (6.3%), diarrhea (4.8%), nasopharyngitis (3.2%), nausea (3.2%), upper abdominal pain (3.2%), asymptomatic bacteriuria (3.2%), bradycardia (3.2%), eczema (3.2%), insomnia (3.2%) and oral herpes (3.2%).

Prurigo Nodularis Ongoing Phase 3 Clinical Trials

In 2018 we initiated two multicenter, placebo‑controlled, double‑blind Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis. These trials are intended to evaluate if treatment with 5 mg serlopitant daily for ten weeks can reduce pruritus associated with prurigo nodularis compared with placebo. We are conducting one trial in the United States and one in Europe, with approximately 50 sites in each study and expect to enroll approximately 280 patients in each study. The trials are enrolling patients with a worst‑itch NRS score, or WI‑NRS, of at least seven at screening. The primary efficacy analysis for both of these trials is a four‑point responder rate in the WI‑NRS at ten weeks. Secondary efficacy endpoints will include WI‑NRS at four weeks, change in WI‑NRS from baseline to day seven and day three, change in number of night time scratching events from baseline to week eight and changes in a measure of scratching behavior. Results from both trials are expected in the first half of 2020.

In January 2019, the FDA granted Breakthrough Therapy designation for serlopitant for this indication. Breakthrough Therapy designation is granted to expedite the development and review process for drugs intended to treat a serious condition where preliminary clinical evidence indicates that the drug candidate may demonstrate substantial improvement over available therapies on a clinically significant endpoint.

In parallel with the two Phase 3 clinical trials in prurigo nodularis, we have initiated an open label long‑term safety trial in which patients will receive treatment doses of 5 mg serlopitant for one year.

Psoriasis Clinical Trials

Psoriasis Completed Phase 2 Clinical Trial Design

We completed a Phase 2 clinical trial in pruritus associated with psoriasis in December 2018. The clinical trial was a randomized, double-blind, placebo-controlled Phase 2 clinical trial which evaluated the efficacy, safety, and tolerability of serlopitant for the treatment of pruritus associated with psoriasis.  The trial enrolled patients between 18 and 80 years of age with the diagnosis of plaque psoriasis for at least six months prior to randomization and with plaques covering less than 10% of the patients’ body surface area. In addition, patients had pruritus of at least four weeks duration prior to screening and a WI-NRS score consistent with severe pruritus at screening.

Patients underwent a screening period of up to four weeks. Eligible patients were randomized 1:1 to receive either serlopitant 5 mg or placebo and began an eight‑week treatment period, followed by a two‑week follow‑up period. At baseline, patients received a loading dose of three tablets. Thereafter, patients took one tablet every day for eight weeks. Patients were not allowed to use any other psoriasis therapy, other than bland emollients, for the duration of the trial. A total of 204 patients were randomized, and 203 patients received study drug in one of the two arms (101 received placebo, 102 received 5 mg serlopitant). The mean age was 47.5 years, and 54.2% of the patients were female. Demographics were generally balanced across the two treatment arms.

This clinical trial was intended to evaluate if treatment with serlopitant 5 mg daily for eight weeks could improve pruritus compared with placebo. The primary efficacy endpoint was a responder analysis of the proportion of patients in each group achieving a 4-point or greater improvement in WI-NRS at week eight compared to baseline.

Psoriasis Completed Phase 2 Clinical Trial Efficacy Results

The trial successfully met its primary endpoint, showing a statistically significant reduction in pruritus.  In the trial, 33% of patients treated with serlopitant 5 mg daily achieved a 4-point or greater improvement in the WI-NRS, at week eight compared to baseline (primary efficacy endpoint) vs. 21% of patients treated with placebo (p= 0.028).

The trial also prospectively defined three key secondary endpoints at earlier timepoints for sequential step-down analyses. The trial successfully met the secondary endpoint of 4-point or greater WI-NRS responder rate at week four.  At week four, 21% of patients treated with serlopitant achieved a 4-point or greater WI-NRS improvement vs. 11% of patients treated with placebo (p=0.039).  Assessment of the secondary endpoints of the absolute change in WI-NRS from baseline to day seven and day three for serlopitant compared to placebo showed a greater numerical, but not statistically significant, improvement for the serlopitant group.  At every assessed time point in the trial (daily in week one and average weekly scores through week eight), the serlopitant treated group demonstrated greater numerical improvement than the placebo group in both the WI-NRS 4-point responder analysis and in the mean change in WI-NRS from baseline.

Psoriasis Completed Phase 2 Clinical Trial Safety Results

Serlopitant was well-tolerated in this Phase 2 clinical trial. No SAEs were reported for serlopitant treated patients.  Treatment-emergent adverse events assessed as likely related to treatment were observed with similar frequency in both groups (4.0% for placebo and 4.9% for serlopitant). The most common TEAEs in the serlopitant group were diarrhea and headache (2.9% each), and nasopharyngitis, psoriasis, and urinary tract infection (2.0% each). The most common TEAEs in the placebo group were nasopharyngitis (6.0%), headache (5.0%), upper respiratory tract infection (4.0%), diarrhea (3.0%), and bronchitis, hypertension, hypertriglyceridemia, pain, and skin abrasion (2.0% each).

Psoriasis Planned Phase 3 Clinical Program

We plan to have an end-of-Phase 2 meeting with the FDA in the first half of 2019.  Following this meeting, we expect to commence a Phase 3 clinical program in pruritus associated with psoriasis in 2019.  The design of the program will be informed by our meeting with the FDA.

Chronic Pruritus and CPUO Clinical Trials

Chronic Pruritus Completed Phase 2 Clinical Trial Design

Our first Phase 2 clinical trial of serlopitant in pruritus was completed in December 2014 and evaluated the safety and efficacy of serlopitant in patients with chronic pruritus. The study was a multicenter, randomized, double‑blind, placebo‑controlled trial in 257 adult patients (18 to 65 years of age) with pruritus for more than six weeks that were non‑responsive or inadequately responsive to topical steroids or antihistamines, and who had a VAS of at least 70 mm.

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

The primary efficacy analysis compared the percent change from baseline in itch VAS score in each serlopitant treatment group with the placebo group. An important secondary efficacy endpoint was percent change from baseline in itch on the NRS. Other secondary efficacy endpoints included assessments of sleep and quality of life.

Chronic Pruritus Completed Phase 2 Clinical Trial Efficacy Results

The study met its primary and multiple secondary efficacy endpoints of pruritus reduction for patients treated at the two highest doses (serlopitant 5 mg and 1 mg daily). At week six, for the primary efficacy analysis, the serlopitant 5 mg group and serlopitant 1 mg group showed an improvement in pruritus of 42.5% and 41.4% from baseline, respectively, measured by the itch VAS. Each represents a statistically greater improvement compared with the placebo group improvement of 28.3% (5 mg, p = 0.013; 1 mg, p = 0.022).

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

After the completion of the trial, we conducted additional (post‑hoc) analyses to look at patients with at least 40 mm of improvement on the itch VAS or a minimum 4‑point improvement on itch NRS scores. These analyses were conducted to help us plan and power future clinical trials based upon our interactions with the FDA. In this analysis of itch VAS responders, 52.8% of patients receiving 5 mg serlopitant had at least a 40 mm improvement in itch VAS compared with 25.9% of patients in the placebo group showing similar improvement (p=0.004). 46.2% of patients receiving 5 mg serlopitant had at least a 4‑point improvement on the itch NRS as compared to 22.6% of patients in the placebo group (p = 0.011).

The following table summarizes VAS and NRS efficacy outcomes at week six in the chronic pruritus Phase 2 clinical trial:

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

Chronic Pruritus Completed Phase 2 Clinical Trial Safety Results

Serlopitant was well tolerated in this study. No SAEs were assessed as definitely, probably, or possibly related to serlopitant. The most common TEAEs, in the serlopitant groups were diarrhea (6.2%, 1 mg group), upper respiratory tract infection (4.7%, 0.25 mg group), somnolence (4.7%, 5 mg group), nasopharyngitis (4.6%, 1 mg group), headache (4.6%, 1 mg group), urinary tract infection (3.1%, 5 mg group), dry mouth (3.1%, 1 mg group), nausea (3.1%, 1 mg group), arthralgia (3.1%, 0.25 mg group), musculoskeletal pain (3.1%, 1 mg group), and pruritus (3.1%, 0.25 and 1 mg groups). The most common TEAEs in the placebo group were headache (6.3%), nasopharyngitis (3.2%), upper respiratory tract infection (3.2%), urinary tract infection (3.2%) and asthma (3.2%).

CPUO Ongoing Phase 2 Clinical Trial

After the completion of our Phase 2 clinical trial in patients with pruritus associated with atopic dermatitis which did not meet its primary and secondary efficacy endpoints, we conducted retrospective analyses of our three Phase 2 pruritus clinical trials completed with serlopitant in an effort to understand further the atopic dermatitis clinical trial results and identify potential patient populations who may demonstrate greater response to serlopitant therapy. All of these post-hoc analyses were conducted solely for the purposes of informing future study design and indication selection, and do not constitute specific conclusions of efficacy. In these analyses, we observed several patterns that have informed our decision to initiate a clinical trial in patients with CPUO. Our analyses suggested that patients without inflammatory skin disease appeared to respond better to serlopitant therapy than patients with inflammatory skin disease. Older patients or patients who had been pruritic for longer appeared to respond better to serlopitant therapy than patients who were younger or had a shorter duration of pruritus. Based on these analyses, in 2018 we initiated a CPUO clinical program.

In the fourth quarter of 2018, we commenced a multicenter, placebo‑controlled double‑blind Phase 2 clinical trial of serlopitant for the treatment of CPUO and began enrolling patients in the first quarter of 2019. This trial is being conducted at approximately 40 sites in the United States and is expected to enroll approximately 200 patients who have experienced CPUO for at least six months prior to enrollment. This trial includes a ten-week treatment period and a five-week follow-up period. This trial is intended to evaluate if treatment with 5 mg serlopitant daily for ten weeks can reduce CPUO compared to placebo. The primary efficacy analysis will compare serlopitant versus placebo based on a WI-NRS 4-point or greater responder rate at week ten.

Other Clinical Studies

In 2018, we completed Phase 2 clinical trials of serlopitant for refractory chronic cough and for the treatment of pruritus associated with atopic dermatitis patients. These trials did not meet their primary or key secondary endpoints.

In addition to our efficacy and safety studies noted above, we have in the past, are currently, and will in the future conduct additional studies required for regulatory review of serlopitant.  These include pharmacokinetics studies, safety studies, and other studies as needed to support our applications for regulatory approval in the United States and internationally.

Safety

Serlopitant has been evaluated in more than 1,600 individuals across multiple completed Phase 1 and Phase 2 clinical trials. Single doses up to 400 mg and doses up to 50 mg a day for four weeks have been administered. Doses of 4 mg (in a liquid filled capsule, which provides comparable exposure to our current 5 mg tablet) a day for up to one year have been administered. The safety profile to date indicates that serlopitant is well tolerated. Across all completed Phase 2 studies, including the trials conducted by Merck, five patients have experienced SAEs which have been assessed by the reporting investigator or us as related to serlopitant; each of these SAEs has been reported only once. The most commonly reported treatment‑emergent adverse events across all completed Phase 2 studies were urinary tract infection (4.8%, as compared to 2.5% for patients treated with placebo), nasopharyngitis (4.8%, as compared to 3.7% for patients treated with placebo), diarrhea (4.7%, as compared to 3.4% for patients treated with placebo) and headache (4.4%, as compared to 6.3% for patients treated with placebo).

The non-clinical safety profile of serlopitant has been well characterized. The safety of serlopitant was evaluated in genetic toxicity, acute toxicity, repeated dose oral toxicity studies up to nine months in duration, two‑year oral carcinogenicity studies, developmental toxicity studies, fertility and reproduction studies and local tolerability (dermal and ocular) studies.  Serlopitant was neither mutagenic nor genotoxic in in vitro and in vivo assays. Additional non‑clinical studies are on-going to support NDA submission.

Regulatory Pathway

We have completed an end‑of‑Phase 2 review process with the FDA for pruritus associated with prurigo nodularis and have presented the FDA with the design, the target population, key endpoint measures, and other clinical trial design elements of our planned Phase 3 clinical trials in pruritus associated with prurigo nodularis. We have also completed a CMC end‑of‑Phase 2 review with the FDA, which provided clear guidance on the work remaining to support the CMC information to be presented in the NDA, all of which is consistent with our ongoing and planned activities.  We plan to have an end-of-Phase 2 review meeting with the FDA for pruritus associated with psoriasis in the first half of 2019 which will inform the design of our planned Phase 3 clinical program in that indication.

Scientific advice meetings have been completed with regulatory authorities in three European countries and such meetings have provided guidance with respect to the regulatory path supporting submission of a Marketing Authorisation Application for pruritus associated with prurigo nodularis and our broader pruritus program.

We anticipate that development of serlopitant for use in pediatric patients will be a required element of our development program for some of our target indications. We are developing a pediatric plan for review with regulatory authorities in United States and Europe.

From the multiple discussions we have had with the FDA and the European regulatory authorities, we believe that our serlopitant development program can be directed to the specific indications of pruritus associated with each of prurigo nodularis, psoriasis, and CPUO. If our ongoing and future clinical trials are successful, we could potentially submit an NDA for pruritus associated with prurigo nodularis in 2020.

Competition

Although there are currently no approved drugs in the United States or Europe specifically indicated for the treatment of pruritus associated with prurigo nodularis, psoriasis, or CPUO, we may face competition from companies that are developing drugs specifically to treat pruritus associated with a variety of underlying dermatologic or systemic conditions; from companies that are developing and marketing NK1 receptor antagonists for other conditions, that, if approved, could be used off-label to treat pruritus; and from companies that currently market or are developing treatments intended to treat the underlying disease condition in psoriasis, or prurigo nodularis that have also been shown to have anti-pruritic effects.

We are aware of multiple companies developing drug candidates targeting pruritus as the primary indication in clinical studies in the United States. Of these companies, Vanda, Opko, and Nerre, are known to be developing NK1 receptor antagonists for pruritus indications that may compete with serlopitant.

License and Collaboration Agreements

Merck License

In December 2012, we entered into a license agreement with Merck for exclusive worldwide royalty‑free rights for the development and commercialization of serlopitant and two other NK1‑R antagonists in all human diseases, disorders or conditions, except for the treatment or prevention of nausea or vomiting. We paid Merck an upfront licensing fee of $1.0 million and issued to Merck an aggregate of 1,243,168 shares of our common stock. In addition, we have agreed to make aggregate payments of up to $25.0 million upon the achievement of specified development and regulatory milestones for serlopitant. Furthermore, if we choose to pursue the development of any other products pursuant to this agreement, we may owe up to an aggregate of $50.0 million of additional payments upon the achievement of specified development and regulatory milestones. In 2018, upon dosing our first patient in our Phase 3 clinical trial for serlopitant for the treatment of pruritus associated with prurigo nodularis, we paid a milestone payment of $3.0 million to Merck. We are responsible for the prosecution and enforcement of patents licensed under the agreement. The agreement contains customary representations, warranties, and indemnities, and terminates on the date of achievement of all of milestones set forth in the agreement, after which our licenses become fully paid and perpetual. Each party may also terminate the agreement for material breach by the other party or for certain bankruptcy or insolvency related events, and we may terminate the agreement without cause at any time upon advance written notice to Merck.

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

As of December 2018, we own or have an exclusive license to 13 issued U.S. patents and 51 issued foreign patents, which include granted European patent rights that have been validated in various EU member states, and 5 pending U.S. patent applications and greater than 20 pending foreign patent applications.

The patent portfolio for serlopitant is directed to cover compositions of matter and methods of treatment. This patent portfolio includes issued U.S. patents, pending U.S. patent applications and corresponding foreign national and regional counterpart patents and patent applications. The issued composition of matter patent (U.S. Patent No. 7,217,731), is exclusively licensed from Merck and if the appropriate maintenance fees are paid, is expected to expire in 2025. We own the patents and patent applications relating to the use of serlopitant. The issued methods of use patents (U.S. Patent Nos. 8,906,951; 9,198,898; 9,381,188; 9,474,741; 9,486,439, 9,737,507, 9,737,508, 9,974,769; and 9,968,588), if the appropriate maintenance fees are paid, are expected to expire in 2033. Additional patent term may be awarded for one of the serlopitant U.S. patents as a result of the patent term extension provision of the Hatch‑Waxman Amendments of 1984, or the Hatch‑Waxman Act.

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

Additional U.S. and foreign patent applications relating to serlopitant are pending. Patents resulting from these applications, if issued, and if the appropriate maintenance, renewal, annuity, and other government fees are paid, are expected to expire between 2037 and 2039.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of non-clinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin in the United States;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•

performance of adequate and well‑controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each indication;

•	submission to the FDA of an NDA;
•	satisfactory completion of an FDA advisory committee meeting, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites and the sponsor’s clinical trial records to assure compliance with GCPs and the integrity of the clinical data;
•	payment of user fees and securing FDA approval of the NDA; and
•

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

•

Phase 1: The drug is initially introduced into healthy human patients or patients with the target disease or condition and tested for safety, dosage tolerance, pharmacokinetics, absorption, metabolism, distribution, excretion, side effects and, if possible, to gain an early indication of its effectiveness.

•

Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including Fast Track designation, Breakthrough Therapy designation, Accelerated Approval, and Priority Review, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

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

Once an NDA is submitted for a product intended to treat a serious condition, the FDA may assign a priority review designation if FDA determines that the product, if approved, would provide a significant improvement in safety or effectiveness. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the current PDUFA agreement, these six- and ten- month review periods are measured from the 60-day filing date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review from the date of submission. Most products that are eligible for fast track breakthrough therapy designation are also likely to be considered appropriate to receive a priority review.

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

Once an approval or clearance of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post‑market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or clinical holds on post‑approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

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

•

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

•

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

The U.S. federal Anti‑Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti‑Kickback Statute has been interpreted to apply to arrangements between pharmaceutical and medical device manufacturers on the one hand and prescribers, purchasers, formulary managers and beneficiaries on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not meet the requirements of a statutory or regulatory exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the U.S. federal Anti‑Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case‑by‑case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the U.S. federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The majority of states also have anti‑kickback laws, which establish similar prohibitions, and in some cases may apply to items or services reimbursed by any third‑party payor, including commercial insurers.

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

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two‑for‑one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget, or OMB, on February 2, 2017, the administration indicates that the “two‑for‑one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two‑for‑one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Employees

As of December 31, 2018, we had 43 employees. Within our workforce, 28 employees are engaged in research and development and the remaining 15 in general management and administration, including finance and facilities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with our employees.

Financial Information About Segments

We view our operations and manage our business as one reportable segment. See Note 2 in the Notes to Financial Statements included in this Annual Report on Form 10 K. Additional information required by this item is incorporated herein by reference to Part II, Item 6, “Selected Financial Data.”

Available Information

We file reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information about issuers, such as us, who file electronically with the SEC. The address of that website is http://www.sec.gov.

Our website address is www.menlotherapeutics.com. The information on or accessible through the SEC and our website, however, is not, and should not be deemed to be, a part of this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

RISK FACTORS

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

We are a late-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing serlopitant, which is our only product in development. We are not profitable and have incurred losses in each year since our inception in 2011. We have only a limited operating history upon which stockholders can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2018, 2017 and 2016 was approximately $51.4 million, $29.1 million, and $14.1 million, respectively. As of December 31, 2018, we had an accumulated deficit of $110.6 million. We expect to continue to incur losses for at least the next few years, and we anticipate these losses will increase as we continue our development, seek regulatory approval of, and, if approved, begin to commercialize serlopitant. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

We have devoted substantially all of our financial resources and efforts to the development of serlopitant. As of December 31, 2018, we had capital resources consisting of cash, cash equivalents and investments of $136.3 million. We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. In the near term, we expect to incur substantial expenses relating to our ongoing and planned clinical trials of serlopitant. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We also expect to incur expenses related to the recruitment and retention of personnel, working capital and other general corporate purposes. We may incur additional expenses in connection with expanding our pipeline, including by pursuing additional indications for serlopitant or the in-license or acquisition of additional drug candidates or commercial products. In November 2018 and January 2019, putative securities class action complaints were filed against us, certain of our current executive officers and directors, and certain underwriters in our initial public offering alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the initial public offering. This litigation could divert management’s attention, as well as resources, from our business.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for the year ended December 31, 2018. However, because the outcome of any clinical trial or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and ultimate commercialization of serlopitant, if approved, nor the timing of such expenditures. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the Sales Agreement we entered into with Cantor Fitzgerald & Co. on February 1, 2019 in connection with our at-the-market offering, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or planned operations.

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

To date, we have invested substantially all of our efforts and financial resources in the development of serlopitant, which is our sole product candidate in development. Our prospects, including our ability to finance our operations and generate revenue from product sales, currently depend entirely on the successful development and commercialization of serlopitant. The clinical and commercial success of serlopitant will depend on a number of factors, including the following:

•	the timely completion of and results from our two ongoing Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis;
•	the timely initiation of and results from any Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with psoriasis;
•	the timely completion of and results from our Phase 2 clinical trial of serlopitant for the treatment of pruritus associated with chronic pruritus of unknown origin, or CPUO;
•	the timely initiation of and results from any Phase 3 clinical trials, if conducted, of serlopitant for the treatment of pruritus associated with CPUO;
•	the FDA’s requirements with regard to the number, design, size, conduct, or implementation of our planned and future clinical trials;

•	the ability of our clinical trials to demonstrate serlopitant’s safety and efficacy to the satisfaction of the FDA or foreign regulatory authorities;
•	the timely completion and results of any additional clinical trials and non-clinical studies conducted to support the filing for regulatory approvals of serlopitant;
•	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials prior to approval to market serlopitant for any indication;
•	our ability to execute on our clinical trial plans and monitor the conduct of the studies by the contract research organizations, or CROs, and medical institutions;
•	the prevalence, frequency and severity of adverse side effects of serlopitant;
•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities for our target indications;
•	our ability to raise sufficient additional capital to fund development, manufacturing and commercialization activities for serlopitant;
•	our ability to successfully commercialize serlopitant, if approved for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
•	the ability of our third-party manufacturers to manufacture sufficient quantities of serlopitant using appropriate processes at a cost appropriate for our stage of development;
•	the ability of our third-party manufacturers to comply with current good manufacturing practices, or cGMP;
•	achieving and maintaining compliance with all regulatory requirements applicable to serlopitant;
•	our success in educating physicians and patients about the benefits, administration and use of serlopitant;
•	the willingness of physicians and patients to utilize or adopt serlopitant;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	our ability to obtain and sustain an adequate level of reimbursement for serlopitant by third-party payors;
•	the effectiveness of our own or any future strategic collaborators’ marketing, sales and distribution strategy and operations;
•	the filing, prosecution, defense and enforcement of patent claims and other intellectual property rights;
•	a continued acceptable safety profile of serlopitant following approval; and
•	emerging safety signals from other drugs generally perceived to be in the same drug class as serlopitant, including NK1 receptor antagonists.

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

Our business currently depends entirely on the successful development, regulatory approval and commercialization of serlopitant following completion of all required non-clinical and clinical trials, and generation of adequate CMC data. We have initiated two multi-center placebo-controlled double-blind Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis in 2018. We are also enrolling patients in a Phase 2 trial in patients with CPUO.

However, there can be no assurances that such clinical trials will be successful. For example, in 2018, our completed Phase 2 clinical trials of serlopitant for refractory chronic cough and for the treatment of pruritus associated with atopic dermatitis patients did not meet their primary or key secondary endpoints.

Development of serlopitant for use in pediatric patients may be a required element of our development program for some of our target indications. We are developing a pediatric plan for review with regulatory authorities in Europe and the United States.

We may experience numerous unforeseeable events during or as a result of our non-clinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize serlopitant, including:

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

In addition, disruptions at the FDA and other regulatory agencies that are unrelated to our company or our products could also cause delays to the regulatory approval process for our products. For example, over the last several years, including in December 2018 and January 2019, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions.

Any delay or prevention of our ability to receive marketing approval or commercialize serlopitant would materially and adversely affect our business.

Our business could be harmed if a clinical trial is delayed, suspended or terminated by us, by oversight authorities for such trial, or by the FDA or other regulatory authorities.

Authorities may impose a clinical delay, suspension or termination due to a number of factors, including

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

If we experience delays in the completion of, or termination of, any clinical trial of serlopitant, the commercial prospects of serlopitant will be harmed, and our ability to generate product revenues from serlopitant will be delayed. In addition, any delays in successfully completing our clinical trials will increase our costs, slow down our development of serlopitant and its approval process and jeopardize our ability to commence product sales and generate revenues, which may materially harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of serlopitant. Any delay or prevention of our ability to receive marketing approval or commercialize serlopitant would materially and adversely affect our business, results of operations and financial condition.

We may be required to conduct additional clinical trials or other testing of serlopitant beyond those that we currently contemplate.

If we are unable to successfully complete clinical trials of serlopitant candidates or other testing, if the results of these trials or tests are not favorable or if there are safety concerns, we may be required to conduct additional clinical trials or other testing of serlopitant beyond those that we currently contemplate.  In such an event, we may:

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

If any of these events were to occur, it could cause delays, require us to incur additional costs and materially and adversely affect our business, results of operations and financial condition.

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

We and other companies in the biopharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials. For example, in 2018, our completed Phase 2 clinical trials of serlopitant for refractory chronic cough and for the treatment of pruritus associated with atopic dermatitis patients did not meet their primary or key secondary endpoints.

We have utilized retrospective data analyses to inform our decision to initiate a Phase 2 clinical trial for patients with chronic pruritus of unknown origin and to modify our Phase 3 prurigo nodularis trial eligibility criteria.

After the completion of our Phase 2 study in atopic dermatitis, which failed to meet its primary and secondary endpoints, we conducted retrospective analyses of our three Phase 2 pruritus studies completed with serlopitant in an effort to further understand the atopic dermatitis trial results and determine potential patient populations who may best respond to serlopitant therapy. In these analyses, we observed patterns that informed our decision to initiate a trial in patients with CPUO and to modify eligibility criteria to exclude additional subjects from participation in our Phase 3 prurigo nodularis trials should they have active inflammatory skin disease other than prurigo nodularis. Our post hoc analyses were conducted solely for the limited purposes of informing future study design and indication selection, and do not constitute specific conclusions of efficacy, nor do these analyses indicate that our clinical trials will be successful in meeting their primary or secondary endpoints. Retrospective analysis of data is susceptible to bias in data selection, analysis, and interpretation.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects on schedule. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population and the ability of clinical sites to successfully recruit and retain subjects in clinical trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. In particular, among our target indications, prurigo nodularis and CPUO are not well-recognized conditions which may make their trials more difficult to conduct or may significantly extend the expense and duration of these trials. We may not be able to initiate, continue, or complete clinical trials for certain indications, such as chronic pruritus of unknown origin, if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials in a timely manner. If patient enrollment in a trial becomes too difficult, we may determine to cancel or significantly modify that trial. For example, we previously initiated a clinical trial of serlopitant to treat pruritus following burn injury but discontinued the trial due to lack of timely enrollment. Enrollment can also be affected by seasonality and other factors.

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

Serlopitant has been evaluated in a 14-patient exploratory investigator sponsored study at Stanford University as a potential treatment to reduce pruritus associated with epidermolysis bullosa, a rare and primarily pediatric skin condition. We have agreed that the Stanford University investigator may evaluate serlopitant in an additional investigator sponsored study in patients with pruritus associated with epidermolysis bullosa. In the future, we may permit other investigators to evaluate serlopitant or future product candidates in other investigator sponsored studies. These studies have the potential to result in unexpected or adverse clinical trial results, serious adverse events or the identification of other undesirable side effects, or unexpected characteristics of serlopitant or other product candidates, which could adversely impact our development programs.

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell serlopitant, if approved, or any future product candidates or generate product revenue.

We currently do not have a sales organization. In order to commercialize serlopitant, if approved, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If serlopitant receives regulatory approval, we expect to establish a specialty sales organization with technical expertise and supporting distribution capabilities to commercialize it primarily to dermatologists, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, provide adequate training to sales and marketing personnel, gain access to physicians or persuade adequate numbers of physicians to prescribe serlopitant, if approved, or any future drugs, and effectively manage a geographically dispersed sales and marketing team. Our efforts to commercialize serlopitant on our own may also be impacted by the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines, and any unforeseen costs and expenses associated with creating an independent sales and marketing organization. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

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

In addition, the success of future collaboration arrangements that we may enter into will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

Although there are currently no approved drugs specifically indicated for pruritus associated with psoriasis, or prurigo nodularis, or CPUO, either in the United States or in Europe, we may face competition from those companies that are developing drugs specifically to treat pruritus associated with a variety of underlying dermatologic or systemic conditions, companies that are developing and marketing NK1 receptor antagonists for other conditions, that, when approved, could be used off-label to treat pruritus and companies that currently market or are developing treatments intended directly to treat the underlying disease condition in psoriasis, or prurigo nodularis that have also been shown to have anti-pruritic effects.

We are aware of multiple companies developing drug candidates targeting pruritus as the primary indication in clinical studies in the United States. Of these companies, Vanda, Opko, and Nerre, are known to be developing NK1 receptor antagonists for pruritus indications that may compete with serlopitant.

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

Undesirable side effects caused by serlopitant could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Serlopitant has been dosed in approximately 1,600 individuals across multiple completed Phase 1 and Phase 2 clinical trials and has been shown to be well-tolerated, including when administered to patients in a clinical trial for up to one year, and in shorter trials at much higher doses than our current planned therapeutic dose. However, patients may experience adverse reactions when using serlopitant. The most commonly reported treatment-emergent adverse events across our four completed Phase 2 clinical trials for pruritus were urinary tract infection (4.8%, as compared to 2.5% for patients treated with placebo), nasopharyngitis (4.8%, as compared to 3.7% for patients treated with placebo), diarrhea (4.7%, as compared to 3.4% for patients treated with placebo) and headache (4.4% as compared to 6.3% for patients treated with placebo). Although we have not observed evidence of these adverse reactions causing a safety concern in our clinical programs, it is possible that the FDA may ask for additional data regarding any adverse events seen in our trials. Results of our future trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for our product candidate for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, our patient population includes a substantial proportion of elderly participants, which may increase the risk of adverse events, related or unrelated to serlopitant during our clinical trials. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We currently have multiple ongoing and planned Phase 2 and Phase 3 clinical trials of serlopitant, an ongoing long-term safety study of serlopitant and multiple planned and ongoing Phase 1 clinical trials of serlopitant to support an NDA. If the results of our ongoing and planned Phase 3 clinical trials are promising, we plan to rapidly submit an NDA for one or more of those indications. As of December 31, 2018, we had 43 employees. In order to manage our operations, clinical trials, regulatory filings, manufacturing and supply activities, marketing and commercialization activities for serlopitant or any future product candidates, we will need to continue to expand our managerial, operational, finance, systems, facilities and other resources. To effectively execute our strategy, we must:

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

If our Phase 3 clinical trials of serlopitant for pruritus associated with prurigo nodularis and any Phase 3 clinical trials we may initiate for pruritus associated with psoriasis are successfully completed, and such clinical trials demonstrate efficacy and safety of the same dosage form and route of administration of serlopitant in both pruritus indications at approximately the same time, we may seek FDA approval concurrently for the treatment of pruritus in prurigo nodularis and psoriasis. There can be no assurance that we will successfully initiate any Phase 3 clinical trials for pruritus associated with psoriasis, or that any of the Phase 3 clinical trials that we do initiate will be completed in time to permit this, or that the FDA will review or approve multiple indications simultaneously. It is possible that our strategy of pursuing multiple indications may distribute our activities in a manner that is less advantageous than a strategy that may focus on fewer indications or a single indication. It is possible that the data from trials in multiple indications could adversely affect the regulatory review of serlopitant as compared with data from trials for a single indication. The FDA may not accept our submission for more than one pruritus indication in a single NDA application and we may not be able to seek approval of multiple indications for review at the same time, which could increase the time and expense required to obtain approval of multiple indications and delay the launch of one or more of our planned indications.

We may have chosen indications for serlopitant development that are more difficult or have less commercial potential than other possible indications.

Because we have limited financial and management resources, we are focusing on development programs for specific indications. We are currently primarily focused on the development of serlopitant for the treatment of pruritus associated with certain conditions. As a result, we may forego or delay pursuit of opportunities in other indications, or with other drug candidates that we may identify or that may be available, that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on profitable market opportunities. Our spending on current and future development programs and drug candidates for specific indications may not yield any commercially viable indication. If we do not accurately evaluate the commercial potential or target market for a particular indication for serlopitant, or for any other drug candidate, we may relinquish valuable rights to that drug candidate or indication through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

If serlopitant is approved for commercialization outside the United States, we may choose to commercialize it ourselves or enter into agreement with third parties to do so. If we chose to directly commercialize internationally, we expect that we will be subject to additional risks, including:

•	different regulatory requirements for drug approvals in foreign countries;
•	differing United States and foreign drug import and export rules;
•	different protection for intellectual property rights in foreign countries;
•	different and additional regulatory requirements regarding data privacy (e.g. the EU General Data Protection Regulation);
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	different reimbursement systems, and different competitive drugs indicated or used to treat pruritus;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	potential liability resulting from development work conducted by these distributors; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these or future executive actions It is difficult to predict how these or future executive actions will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act was enacted in the United States to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on the pricing of medical items and services, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the Affordable Care Act of importance to our potential product candidates are the following:

•	an annual, nondeductible fee payable by any entity that manufactures or import specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
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

Also, the European Parliament has adopted the General Data Protection Regulation, or the GDPR which become effective on May 25, 2018. This regulation replaced the EU’s 1995 data protection directive and is the single EU standard across all member states. The GDPR takes a broad view of the types of information that are deemed covered as personal identification information and contains provisions that require businesses to protect such personal data and the privacy of EU citizens for transactions that occur within EU member states. The GDPR also regulates the exportation of personal data outside of the EU. Non-compliance with the GDPR could result in significant penalties. We are working with our contract research organizations and clinical trial sites in Europe to ensure compliance with this regulation.

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

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. In November 2018 and January 2019, putative securities class action complaints were filed against us, certain of our current executive officers and directors, and certain underwriters in our initial public offering alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the initial public offering. This litigation could divert management’s attention, as well as resources, from our business.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that equity research analysts publish about us and our business. We do not have any control over the analysts, or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline. If our operating results fail to meet the forecast of analysts, our stock price will likely decline.

Raising additional funds by issuing securities may cause dilution to our existing stockholders.

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on February 1, 2019, we filed a Registration Statement on Form S-3, covering the offering of up to $250 million of shares of common stock, preferred stock, debt securities, warrants, purchase contracts and units. In addition, on February 1, 2019, we filed a prospectus supplement and entered into the Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Cantor Fitzgerald will act as our sales agent. As of February 28, 2019, we had not sold any shares pursuant to the Sales Agreement.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, certain holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction. For a description of our capital stock, see the section titled “Description of Capital Stock.”

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

As of December 31, 2018, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates will, in the aggregate, beneficially own 66.8% of our outstanding common stock.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing each year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs within our accounting and finance functions and that we expend significant management efforts.

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

As of December 31, 2018, we had federal and state net operating loss carryforwards of $100.6 million and $16.8 million, respectively. These carryforwards will begin to expire in 2031 for federal and state purposes, if not utilized before they expire. As of December 31, 2018, we had federal and state research and development tax credit carryforwards of $4.1 million and $1.4 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. These net operating loss and tax credit carryforwards could expire unused and be unavailable if we do not generate sufficient taxable income prior to their expiration. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change, by value, in its equity ownership by significant stockholders over a three-year period) the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or tax liability may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Sections 382 or 383. We may have experienced ownership changes in the past, including in connection to our IPO, and we may experience ownership changes in the future as a result of this offering and/or subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use our net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

Additionally, the Tax Cut and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, significantly reforms the Code, including changes to the rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2018 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated by us before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty-year carryforward period. However, the changes in the carryforward and carryback periods as well as the new limitation on use of net operating loss carryforwards may significantly impact our ability to use net operating loss carryforwards generated after December 31, 2018, as well as the timing of any such use, and could adversely affect our results of operations.

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

We will incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur significant additional legal, accounting and other costs, as compared to the costs we incurred as a private company. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, LLC, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Item 3. Legal Proceedings.

On November 8, 2018 and January 28, 2019, two purported class actions were filed in the Superior Court of California, San Mateo County, against the Company and certain of our officers and directors. The actions are entitled Silvestrov v. Menlo Therapeutics Inc., et al., and McKay v. Menlo Therapeutics Inc., et al. The underwriters for our initial public offering were also named as defendants in these lawsuits. The complaints contain identical allegations against the same defendants. Both complaints allege that the Registration Statement and prospectus for our initial public offering contained false and misleading statements in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaints seek, among other things, an award of damages in an amount to be proven at trial, along with reimbursement of reasonable costs and expenses, including attorneys’ fees and expert fees. The McKay action has been consolidated with the Silvestrov action and the defendants have been relieved of any obligation to respond to the McKay complaint.

These complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with our initial public offering. We believe the lawsuits are without merit and we intend to vigorously defend ourselves.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “MNLO” since January 24, 2018. Prior to that date, there was no public trading market for our common stock.

Holders of Common Stock

As of February 15, 2019, there were approximately 12 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities other than those described in our Annual Report on Form 10-K filed on March 28, 2018.

Use of Proceeds

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

Stock Performance Graph

This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Menlo Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on January 25, 2018 (the first day of trading of our common stock), through December 31, 2018 for (i) our common stock, (ii) the Nasdaq Composite Index (U.S.) and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns

Comparison of Cumulative Total Return

Among Menlo Therapeutics Inc., the Nasdaq Composite

Index, and the Nasdaq Biotechnology Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10 K.

Item 6. Selected Financial Data.

The following selected financial data is qualified in its entirety by, and should be read in conjunction with the financial statements and the notes thereto included in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Report. The selected statements of income data for each of the three years in the period ended December 31, 2018, and the balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from our audited financial statements.

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share numbers)
Statements of Operations Data:
Collaboration and license revenue	$10,640	$4,582	$674
Operating expenses:
Research and development	52,989	29,007	11,255
General and administrative	12,186	5,168	3,751
Total operating expenses	65,175	34,175	15,006
Loss from operations	(54,535)	(29,593)	(14,332)
Interest income and other expenses, net	3,090	517	264
Net loss attributable to common stockholders	$(51,445)	$(29,076)	$(14,068)
Net loss attributable to common stockholder per share, basic and diluted	$(2.37)	$(5.69)	$(2.82)
Weighted-average number of common shares used to compute basic and diluted net loss per share	21,668,689	5,108,121	4,987,133

	December 31,
	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$136,250	$62,479	$41,328
Working capital	129,956	56,044	27,637
Total assets	139,928	66,867	42,053
Convertible preferred stock	—	109,327	59,003
Accumulated deficit	(110,636)	(59,191)	(30,115)
Total stockholders’ deficit	130,377	(57,034)	(29,441)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a late-stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus, or itch, associated with various conditions such as prurigo nodularis, psoriasis and chronic pruritus of unknown origin, or CPUO. We believe that serlopitant, a highly selective small molecule inhibitor of the neurokinin 1 receptor, or NK1-R, given as a once-daily, oral tablet, has the potential to significantly alleviate pruritus.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of serlopitant. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of December 31, 2018, we had an accumulated deficit of $110.6 million, primarily as a result of research and development and general and administrative expenses. We incurred net losses of approximately $51.4 million, $29.1 million and $14.1 million in the years ended December 31, 2018, 2017 and 2016, respectively. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize serlopitant for the treatment of pruritus associated with one or more various conditions and we can provide no assurance that we will ever generate significant revenue or profits.

We have financed our operations primarily through private placements of convertible preferred stock, from which we have received net proceeds of $109.3 million and the sale and issuance of common stock in connection with our January 2018 initial public offering. In our initial public offering, we sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.4 million, net of underwriting commissions and related expenses.

As of December 31, 2018, our cash, cash equivalents and investments totaled $136.3 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for the year ended December 31, 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”

We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. In the near term, we expect to incur substantial expenses relating to our ongoing and planned clinical trials of serlopitant. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We also expect to incur expenses related to the recruitment and retention of personnel, working capital and other general corporate purposes. We may incur additional expenses in connection with expanding our pipeline, including by pursuing additional indications for serlopitant or the in-license or acquisition of additional drug candidates or commercial products. In November 2018 and January 2019, putative securities class action complaints were filed against us, certain of our current executive officers and directors, and certain underwriters in our initial public offering alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with our initial public offering. This litigation could divert management’s attention, as well as resources, from our business.

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

We currently utilize contract manufacturers for all of our manufacturing activities. Additionally, we currently utilize specialized clinical vendors, clinical trial sites, consultants, and clinical research organizations, or CROs, to ensure the proper and timely conduct of our clinical trials, and we do not yet have a sales organization. We expect to significantly increase our investment in costs relating to our sales organization as we prepare for a possible commercial launch of serlopitant, if approved.

Components of Operating Results

Revenue

We have not generated any revenue from the sale of products since our inception and do not expect to generate any revenue from the sale of products in the near future.

Collaboration and License Revenue

We recognized revenue pursuant to our license and collaboration agreement, referred to as the Collaboration Agreement and our services agreement with Japan Tobacco Inc. and Torii Pharmaceutical Co. Ltd., together referred to as JT Torii, in connection with the clinical development and commercialization of products covered by the collaboration, including non-refundable upfront license fees, contingent consideration payments based on the achievement of defined collaboration milestones and royalties on sales of commercialized products.

Under the Collaboration Agreement, we granted to JT Torii the right to develop and commercialize products containing serlopitant in Japan, for the treatment of diseases and conditions other than nausea or vomiting. In exchange, JT Torii paid us an upfront, non‑refundable payment of $11.0 million in August 2016. In addition, we were entitled to receive aggregate payments of up to $28.0 million upon the achievement of specified development and regulatory milestones, of which we earned and received $4.0 million, and $15.0 million upon the achievement of a commercial milestone, as well as tiered royalties from the mid-single digits up to the mid‑teens on sales of licensed products in Japan.

Revenue from the upfront payment was being amortized over the period of performance of the Collaboration Agreement, the period which we expected to provide research and development services to JT Torii.

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

In the second quarter of 2018, we and JT Torii agreed to terminate the Collaboration Agreement and JT Torii halted development activities in Japan. As a result, we accelerated recognition of the remaining deferred revenue balance of $8.1 million. In the second quarter of 2018, we also earned and recognized a $2.0 million milestone payment related to JT Torii’s receipt of all of the IND-enabling past clinical study reports we delivered prior to the termination of the Collaboration Agreement.

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the development of serlopitant. These expenses include certain payroll and personnel expenses including stock‑based compensation, consulting costs, contract manufacturing costs and fees paid to clinical research organizations or CROs to conduct certain research and development activities on our behalf. We do not allocate our costs by each indication for which we are developing serlopitant, as a significant amount of our development activities broadly support all indications. In addition, several of our departments support our serlopitant drug candidate development program and we do not identify internal costs for each potential indication. We did not separately track costs incurred in connection with our agreements with JT Torii, which are also included in research and development expenses. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.

We expense both internal and external research and development expenses as they are incurred. We are focusing substantially all of our resources and development efforts on the development of serlopitant. We expect our research and development expenses to increase during 2019 and then decrease thereafter as we seek to complete our clinical program and pursue regulatory approval of serlopitant in the United States and in Europe. Predicting the timing or the final cost to complete our clinical program is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the U.S. Food and Drug Administration or FDA, or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict when or if serlopitant will receive regulatory approval in the United States and Europe with any certainty.

General and Administrative Expenses

General and administrative expenses consist principally of personnel‑related costs, including stock‑based compensation, for personnel in executive, finance, and other administrative functions, professional fees for legal, consulting, accounting services, rent and other general operating expenses not otherwise classified as research and development expenses.

We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, including stock‑based compensation, expanded infrastructure and higher commercial launch readiness related expenses associated with preparing for a possible commercial launch of serlopitant.

Interest Income and Other Expense, Net

Interest income consists primarily of interest earned on our investments in corporate notes and government agency notes.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	Increase	% Change
Collaboration and license revenue	$10,640	$4,582	$6,058	132
Operating expenses:
Research and development	52,989	29,007	23,982	83
General and administrative	12,186	5,168	7,018	136
Loss from operations	(54,535)	(29,593)	(24,942)	84
Interest income and other expense, net	3,090	517	2,573	498
Net loss	$(51,445)	$(29,076)	$(22,369)	77

Collaboration and License Revenue

Collaboration and license revenue for the year ended December 31, 2018 was $10.6 million, compared to $4.6 million for the same period in 2017. Collaboration and license revenue for the year ended December 31, 2018 primarily consisted of revenue we recognized during the period from the initial upfront payment of $11.0 million under the Collaboration Agreement with JT Torii. The increase in collaboration and license revenue was primarily due to the accelerated recognition of the initial upfront payment as a result of the termination of the Collaboration Agreement in June 2018 and a $2.0 million milestone payment related to completion of certain clinical study reports pursuant to the Collaboration Agreement which was earned and received prior to its termination.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2018 increased to $53.0 million from $29.0 million for the same period in 2017. The increase was primarily due to an increase in clinical trial expenses, an increase in personnel expenses as a result of an increase in our employee headcount and stock-based compensation expense, and an increase in manufacturing expenses. In May 2018, we made a $3.0 million milestone payment to Merck associated with the initiation of our Phase 3 clinical trials for pruritus associated with prurigo nodularis. For the periods presented, substantially all of our research and development expenses are related to our development activity for serlopitant.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2018 increased to $12.2 million from $5.2 million for the same period in 2017. The increase was primarily due to an increase in professional fees as a result of becoming a public company as well as an increase in personnel expenses as a result of an increase in our employee headcount and stock-based compensation expense.

Interest Income and Other Expense, Net

Interest income and other expense, net for the years ended December 31, 2018 and 2017 primarily consisted of interest income generated from our cash, cash equivalents and investments.

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

Liquidity and Capital Resources

Through December 31, 2018, we have financed our operations primarily through the sale of equity securities. We received net proceeds of $109.3 million from the sale and issuance of preferred stock through December 31, 2017, including gross proceeds of $50.5 million from the sale of Series C convertible preferred stock in July 2017.  In January 2018, we completed our initial public offering. We sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.4 million, net of underwriting commissions and related expenses. As of December 31, 2018, we had cash, cash equivalents and investments of $136.3 million. Our cash, cash equivalents and investments are held in money market accounts and investments in commercial paper, corporate notes, asset backed securities, and government notes. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for the year ended December 31, 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

On February 1, 2019, we entered into a Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Cantor will act as our sales agent. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Cantor Fitzgerald is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cantor Fitzgerald under the Sales Agreement. As of February 28, 2019, we had not sold any shares pursuant to the Sales Agreement.

We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. In the near term, we expect to incur substantial expenses relating to our ongoing and planned clinical trials of serlopitant. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We also expect to incur expenses related to the recruitment and retention of personnel, working capital and other general corporate purposes. We may incur additional expenses in connection with expanding our pipeline, including by pursuing additional indications for serlopitant or the in-license or acquisition of additional drug candidates or commercial products. In November 2018 and January 2019, putative securities class action complaints were filed against us, certain of our current executive officers and directors, and certain underwriters in our initial public offering alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the initial public offering. This litigation could divert management’s attention, as well as resources, from our business.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$(52,733)	$(28,222)	$(2,265)
Investing activities	(33,876)	(15,090)	(37,516)
Financing activities	125,913	49,491	—
Net increase (decrease) in cash	$39,304	$6,179	$(39,781)

Cash Used In Operating Activities

Cash used in operating activities for the year ended December 31, 2018 was $52.7 million, primarily due to the net loss of $51.4 million, offset by stock-based compensation of $3.6 million and changes in operating assets and liabilities, including a decrease in deferred revenue of $8.5 million, an increase in accrued expenses and other current liabilities of $2.7 million, and an increase in accounts payable of $0.8 million.

Cash used in operating activities for the year ended December 31, 2017 was $28.2 million, primarily due to the net loss of $29.1 million, offset by stock-based compensation of $1.5 million and changes in operating assets and liabilities, including an increase in prepaid and other assets of $1.8 million, a decrease in deferred revenue of $1.8 million and an increase in accounts payable and accrued expenses and other current liabilities of $3.6 million.

Cash used in operating activities in 2016 was primarily due an increase of $10.3 million in deferred revenue associated with the upfront cash payment received in August 2016 in connection with the Collaboration Agreement, non‑cash stock‑based compensation expense of $0.6 million, offset by use of funds in our operations that resulted in a net loss of $14.1 million, as well as changes in other operating assets and liabilities, including an increase of $0.6 million in prepaid expenses and an increase in accounts payable and accrued expenses and other current liabilities of $1.4 million.

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2018 represented purchases of investments of $126.7 million, offset by proceeds received from maturities and sales of investments of $93.0 million. Cash used in investing activities for the year ended December 31, 2017 represented purchases of investments of $64.1 million, offset by proceeds received from maturities and sales of investments of $49.1 million. Cash used in investing activities for the year ended December 31, 2016 represented purchases of investments of $55.3 million, offset by proceeds received from maturities and sales of investments of $17.9 million.

Cash Provided by Financing Activities

During the year ended December 31, 2018 cash provided by financing activities consisted of $125.4 million of net proceeds from our initial public offering and $0.5 million in proceeds from the exercise of stock options. During the year ended December 31, 2017 cash provided by financing activities was $50.4 million, consisting primarily of net proceeds from the sale of Series C convertible preferred stock. Cash provided by financing activities was $0 for the year ended December 31, 2016.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	Total
Lease obligations, net	$675	$173	$848

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

Revenue Recognition

We record revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). For the Collaboration Agreement under ASC 606, we identify the performance obligations, determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when (or as) the performance obligation is satisfied.

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

Income Taxes

We provide for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. We record a valuation allowance to reduce our deferred tax assets to reflect the net amount that we believe is more likely than not to be realized. Realization of our deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based upon the weight of available evidence at December 31, 2018, we continue to maintain a full valuation allowance against all of our deferred tax assets after management considered all available evidence both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts.

We account for uncertain tax positions in accordance with ASC 740‑10, Accounting for Uncertainty in Income Taxes. We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities. We evaluate uncertain tax positions on a quarterly basis and adjust the liability for changes in facts and circumstances, such as new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, significant amendment to an existing tax law, or resolution of an examination. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determination is made. The resolution of our uncertain income tax positions is dependent on uncontrollable factors such as law changes, new case law, and the willingness of the income tax authorities to settle, including the timing thereof and other factors. Although we do not anticipate significant changes to our uncertain income tax positions in the next 12 months, items outside of our control could cause our uncertain income tax positions to change in the future, which would be recorded in our consolidated statements of operations. Interest and/or penalties related to income tax matters are recognized as a component of income tax expense.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the taxation of multinational corporations. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates. Although the Tax Act was generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017.

As a result of the impacts of the Tax Act, the SEC provided guidance that allows the Company to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of December 31, 2018, the Company has not completed the accounting for the tax effects of the Tax Act. Therefore, we have recorded provisional amounts for the effects of the Tax Act. The primary impact of the Tax Act relates to the re-measurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate (“Corporate Tax Rate Change”). The Company is evaluating other accounting policies with respect to other provisions of the Tax Act.

As of December 31, 2018 our total deferred tax assets were $27.6 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses, or NOLs. Utilization of NOLs may be limited by the “ownership change” rules, as defined in Section 382 of the Code. Similar rules may apply under state tax laws. Our ability to use our remaining NOLs may be further limited if we experience an ownership change in connection with future offerings, future offerings or as a result of future changes in our stock ownership.

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

•	Level 1—Quoted prices in active markets for identical assets or liabilities;
•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off‑balance sheet arrangements, as defined in the rules and regulations of the SEC. See Note 6 of our audited financial statements included in this Annual Report on Form 10-K, Commitments and Contingencies, regarding our guarantees and indemnifications.

Related Party Transactions

From 2011 through 2016, we have operated with significant consulting and management services provided by Velocity Pharmaceutical Development, LLC, or VPD. Development services fees paid to VPD under a development services agreement (the “Development Services Agreement”) was $1.0 million for the year ended December 31, 2016. There were no development services fees paid to VPD under the Development Services Agreement for the years ended December 31, 2018 and 2017.  Several managing directors of VPD have served as officers and directors of the Company. David Collier, M.D., a former member of our board of directors, is the Chief Executive Officer of VPD, and Xiaoming Zhang, Ph.D., our Senior Vice President, Non‑Clinical and Pharmaceutical Development, is a Venture Partner of VPD.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2018.

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

Recently Issued and Adopted Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2, “Significant Accounting Policies” in the Notes to Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2018, we had cash, cash equivalents and investments of $136.3 million, consisting of interest‑bearing money market accounts and investments in corporate notes and government securities, which would be affected by changes in the general level of United States interest rates. However, due to the short‑term maturities and the low‑risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Index to Financial Statements

Menlo Therapeutics Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Menlo Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Menlo Therapeutics Inc. (“Company”) as of December 31, 2018 and 2017, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers effective January 1, 2018, under the full retrospective method.

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

San Diego, California

February 28, 2019

Menlo Therapeutics Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$49,510	$10,206
Short-term investments	86,740	49,295
Accounts receivable	—	786
Prepaid expenses and other current assets	3,250	3,574
Total current assets	139,500	63,861
Long-term investments	—	2,978
Property and equipment, net	146	28
Prepaid and other long-term assets	282	—
Total assets	$139,928	$66,867
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,290	$2,462
Accrued expenses and other current liabilities	6,254	3,559
Deferred revenue, current	—	1,796
Total current liabilities	9,544	7,817
Deferred revenue, long-term	—	6,735
Other non-current liabilities	7	22
Total liabilities	9,551	14,574
Commitments and contingencies (see Note 6)
Series A convertible preferred stock, $0.001 par value, no shares and 14,300 shares authorized at December 31, 2018 and 2017, respectively; no shares and 14,300 shares issued and outstanding at December 31, 2018 and 2017, respectively; Liquidation value of $0 and $14,300 as of December 31, 2018 and 2017, respectively	—	14,183
Series B convertible preferred stock, $0.001 par value, no shares and 14,106,583 shares authorized at December 31, 2018 and 2017, respectively; no shares and 14,106,583 shares issued and outstanding at December 31, 2018 and 2017, respectively; Liquidation value of $0 and $45,000 as of December 31, 2018 and 2017, respectively	—	44,820
Series C convertible preferred stock, $0.001 par value, no shares and 14,201,878 shares authorized at December 31, 2018 and 2017, respectively; no shares and 11,854,463 shares issued and outstanding at December 31, 2018 and 2017, respectively; Liquidation value of $0 and $50,500 as of December 31, 2018 and 2017, respectively	—	50,324
Stockholders’ equity (deficit):
Preferred stock: $0.0001 par value; 20,000,000 shares and no shares authorized at December 31, 2018 and 2017, respectively; no shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock: $0.0001 par value; 300,000,000 shares and 55,000,000 shares authorized at December 31, 2018 and 2017, respectively; 23,233,184 and 5,298,593 shares issued and outstanding at December 31, 2018 and 2017, respectively	3	1
Additional paid-in capital	241,106	2,207
Accumulated other comprehensive loss	(96)	(51)
Accumulated deficit	(110,636)	(59,191)
Total stockholders’ equity (deficit)	130,377	(57,034)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$139,928	$66,867

Menlo Therapeutics Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Collaboration and license revenue	$10,640	$4,582	$674
Operating expenses:
Research and development	52,989	29,007	11,255
General and administrative	12,186	5,168	3,751
Total operating expenses	65,175	34,175	15,006
Loss from operations	(54,535)	(29,593)	(14,332)
Interest income and other expense, net	3,090	517	264
Net loss attributable to common stockholders	$(51,445)	$(29,076)	$(14,068)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(45)	(25)	(26)
Comprehensive loss	$(51,490)	$(29,101)	$(14,094)
Net loss attributable to common stockholder per share, basic and diluted	$(2.37)	$(5.69)	$(2.82)
Weighted-average number of common shares used to compute basic and diluted net loss per share	21,668,689	5,108,121	4,987,133

Menlo Therapeutics Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2016	14,300	$14,183	14,106,583	$44,820	—	$—	5,280,058	$1	$93	$(16,047)	$—	$(15,953)
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	33	—	—	33
Stock-based compensation	—	—	—	—	—	—	—	—	573	—	—	573
Unrealized loss on available- for-sale securities	—	—	—	—	—	—	—	—	—	—	(26)	(26)
Net loss	—	—	—	—	—	—	—	—	—	(14,068)	—	(14,068)
Balance at December 31, 2016	14,300	$14,183	14,106,583	$44,820	—	—	5,280,058	1	$699	$(30,115)	$(26)	$(29,441)
Issuance of Series C convertible preferred stock, net of issuance costs of $173	—	—	—	—	11,854,463	50,324	—	—	—	—	—	—
Issuance of common stock on exercise of stock options	—	—	—	—	—	—	18,535	—	34	—	—	34
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	22	—	—	22
Stock-based compensation	—	—	—	—	—	—	—	—	1,452	—	—	1,452
Unrealized loss on available- for-sale securities	—	—	—	—	—	—	—	—	—	—	(25)	(25)
Net loss	—	—	—	—	—	—	—	—	—	(29,076)	—	(29,076)
Balance at December 31, 2017	14,300	$14,183	14,106,583	$44,820	11,854,463	$50,324	5,298,593	$1	$2,207	$(59,191)	$(51)	$(57,034)
Conversion of preferred stock to common stock	(14,300)	$(14,183)	(14,106,583)	$(44,820)	(11,854,463)	$(50,324)	9,629,405	1	109,326			109,327
Issuance of common stock under public offering, net							8,050,000	1	125,416			125,417
Issuance of common stock on exercise of stock options	—	—	—	—	—	—	255,186	—	496	—	—	496
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	23	—	—	23
Stock-based compensation	—	—	—	—	—	—	—	—	3,638	—	—	3,638
Unrealized loss on available- for-sale securities	—	—	—	—	—	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	—	—	—	—	—	(51,445)	—	(51,445)
Balance at December 31, 2018	—	$—	—	$—	—	$—	23,233,184	$3	$241,106	$(110,636)	$(96)	$130,377

Menlo Therapeutics Inc.

Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(51,445)	$(29,076)	$(14,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	8	4
Amortization of premium on investment securities	(774)	66	158
Stock-based compensation expense	3,638	1,452	573
Gain on disposal of equipment	—	19	—
Accrued interest	—	31	—
Change in operating assets and liabilities:
Accounts receivable	786	(786)	—
Prepaid expenses and other current assets	324	(1,790)	(555)
Other long-term assets	(282)	66	(66)
Accounts payable	825	620	889
Accrued expenses and other current liabilities	2,719	2,976	466
Deferred revenue	(8,531)	(1,796)	10,327
Other non-current liabilities	(15)	(12)	7
Net cash used in operating activities	(52,733)	(28,222)	(2,265)
Investing activities
Purchase of property and equipment	(140)	(27)	(31)
Purchase of investments	(126,700)	(64,148)	(55,309)
Proceeds from sales of investments	5,100	6,000	3,600
Proceeds from maturities of investments	87,864	43,085	14,224
Net cash used in investing activities	(33,876)	(15,090)	(37,516)
Financing activities
Issuance of common stock pursuant to public offering, net of issuance costs	125,417	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	50,324	—
Proceeds from the exercise of stock options	496	34	—
Deferred financing costs	—	(867)	—
Net cash provided by financing activities	125,913	49,491	—
Net increase (decrease) in cash and cash equivalents	39,304	6,179	(39,781)
Cash and cash equivalents at beginning of period	10,206	4,027	43,808
Cash and cash equivalents at end of period	$49,510	$10,206	$4,027
Noncash financing activities
Conversion of preferred stock to common stock	$109,327	—	—
Deferred financing costs	—	316	—

Menlo Therapeutics Inc.

Notes to Financial Statements

1.	Formation and Business of the Company

Menlo Therapeutics Inc. (the “Company”) is a late‑stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus, or itch, associated with various conditions such as prurigo nodularis, psoriasis and chronic pruritus of unknown origin, or CPUO. We believe that serlopitant, a highly selective small molecule inhibitor of the neurokinin 1 receptor, or NK1-R, given as a once-daily, oral tablet, has the potential to significantly alleviate pruritus.

The Company was incorporated in Delaware in October 2011. Since commencing operations, the Company has devoted substantially all of its resources to developing its product candidate, serlopitant, including conducting clinical trials and providing general and administrative support for these operations.

Initial Public Offering

In January 2018, the Company completed its initial public offering (“IPO”) of shares of its common stock, pursuant to which the Company issued 8,050,000 shares of common stock, which includes 1,050,000 shares issued pursuant to the over-allotment option granted to its underwriters and received net proceeds of approximately $125.4 million, after deducting underwriting discounts, commissions and offering expenses. In connection with the completion of the Company's IPO, all shares of convertible preferred stock converted into 9,629,405 shares of common stock.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. For the 12 months ended December 31, 2018, the Company incurred a net loss of $51.4 million and used $52.7 million of cash in operations. As of December 31, 2018, the Company had cash, cash equivalents and investments of $136.3 million and an accumulated deficit of $110.6 million.

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

The Company believes that its existing cash, cash equivalents and investments as of December 31, 2018 will provide sufficient funds to enable it to meet its obligations for at least the next 12 months from the issuance of the Company’s financial statements as of and for the 12 months ended December 31, 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. Cash equivalents include only securities having an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by placing its investments with an institution it believes is highly creditworthy and with highly rated money market funds. As of December 31, 2018 and 2017, cash and cash equivalents consisted of bank deposits, cash and investments in money market funds.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and investments. As of December 31, 2018 and 2017, the majority of our cash, cash equivalents and investments are held by two U.S. financial institutions in excess of federally insured limits. We invest cash in excess of our current needs in United States Treasury and government agency securities, highly‑rated short or medium‑term debt securities and money market funds and, by policy, diversify our investments to limit the amount of credit exposure. The Company has an investment policy which limits the Company to investing in highly rated corporate and government notes, and no individual investment may comprise more than 5% of the total portfolio except for securities issued by the U.S. Treasury, U.S. government agencies and money market funds, which are exempt from this restriction.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock‑based awards made to employees, directors and non‑employees, based on estimated fair values recognized using the straight‑line method over the requisite service period and is reduced for forfeitures as they occur. The fair value of options to purchase common stock granted to employees is estimated on the grant date using the Black‑Scholes option valuation model. The calculation of stock‑based compensation expense requires that the Company make certain assumptions and judgments about a number of complex and subjective variables used in the Black‑Scholes model, including the expected term, expected volatility of the underlying common stock, risk‑free interest rate. The Company accounts for options issued to non‑employees using the Black‑Scholes option valuation model and is measured and recognized as the stock options are earned.

Convertible Preferred Stock

The Company recorded convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock is recorded outside of stockholders’ equity (deficit) because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock will become redeemable at the option of the holders. All outstanding convertible preferred stock converted into common stock in January 2018 upon the effectiveness of the IPO.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock and common stock options are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2018, 2017 and 2016, diluted net loss per common share is the same as basic net loss per common share for those periods.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow‑scope improvements and practical expedients, respectively. The effective date of this additional update is the same as that of ASU 2014‑09. The guidance permits the use of either a full retrospective or modified retrospective method on January 1, 2018. The Company adopted the standard using the full retrospective method. The effect of initially applying the new revenue standard was immaterial. Based on the evaluation of its collaboration agreement and associated revenue streams, revenue will be recorded consistently under both the current and the old standard.

In February 2016, the FASB issued ASU 2016‑02, Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight‑line basis over the term of the lease, respectively. A lessee is also required to record a right‑of‑use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASC 842 supersedes the previous leases standard, ASC 840 Leases. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The standard is effective on January 1, 2019, with early adoption permitted. The new standard has been adopted using the modified retrospective approach in the first quarter of 2019. The adoption does not have a material impact on the Company’s statements of operations and its balance sheet. The new standard has required the Company to establish liabilities and corresponding right-of-use assets on its balance sheet for operating leases that exist as of the January 1, 2019 adoption date.

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

In June 2018, the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect the adoption to have a material impact on its statements of operations.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The standard did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which changes the fair value measurement disclosure requirements of ASC 820. The guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its financial statements and disclosures.

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

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2018 and 2017.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Money market funds	$5,802	$—	$—	$5,802
Corporate notes	—	41,035	—	41,035
Commercial paper	—	63,036	—	63,036
Asset backed securities	—	12,213	—	12,213
Government notes	—	12,476	—	12,476
Total assets	$5,802	$128,760	$—	$134,562

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
Money market funds	$8,685	$—	$—	$8,685
Corporate notes	5,103	40,995	—	46,098
Government notes	6,175	—	—	6,175
Total assets	$19,963	$40,995	$—	$60,958

The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds and marketable securities. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.

The investments are classified as available‑for‑sale securities. At December 31, 2018 and 2017, the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available‑for‑sale securities. There were no realized gains or losses recognized on the sale or maturity of available‑for‑sale securities for the years ended December 31, 2018 and 2017 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the year. The Company has a limited number of available‑for‑sale securities in insignificant loss positions as of December 31, 2018 and 2017, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available‑for‑sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2018
Money market funds	$5,802	$—	$—	$5,802
Corporate notes	41,103	2	(70)	41,035
Commercial paper	63,036	—	—	63,036
Asset backed securities	12,236	—	(23)	12,213
Government notes	12,481	—	(5)	12,476
	$134,658	$2	$(98)	$134,562

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
Money market funds	$8,685	$—	$—	$8,685
Corporate notes	46,133	—	(35)	46,098
Government notes	6,191	—	(16)	6,175
	$61,009	$—	$(51)	$60,958

4.	Balance Sheets Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued personnel expenses	$2,649	$1,108
Accrued clinical and development expenses	3,349	2,250
Other	256	201
Total	$6,254	$3,559

5.	License Agreements

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

In the second quarter of 2018, the Company and JT Torii agreed to terminate the Collaboration Agreement and JT Torii halted development activities in Japan. As a result, the Company has reacquired full ownership of the development and commercialization rights to serlopitant in Japan and accelerated recognition of the remaining deferred revenue of $8.1 million during the quarter. In the second quarter of 2018, the Company also earned and recognized a $2.0 million milestone payment related to JT Torii’s receipt of investigational new drug application (“IND”) enabling past clinical study reports delivered by the Company under the Collaboration Agreement.

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

Under the Collaboration Agreement, two of the milestones, which amount to $2.0 million each, related to the preparation of an IND for submission to regulatory authorities in the territory were considered substantive given that they are triggered by the Company’s performance relative to the achievement of pre-specified, “at risk” milestone events, including the submission of all completed trials clinical data packages and the validation of the manufacturing process. The Company earned and recognized a $2.0 million milestone payment during each of the years ended December 31, 2018 and 2017.

On September 1, 2017, the Company entered into a new services agreement with JT Torii to provide research and development services, including regulatory, chemistry and manufacturing support and related materials that is distinct from the original Collaboration Agreement. The Company evaluated the new services agreement and determined that the research and materials delivered to JT Torii represented another contract that provides distinct goods and services to JT Torii. The fees received under the services agreement were recognized as and when such services were performed by the Company and JT Torii consumed the benefits of those services. During the years ended December 31, 2018, 2017, and 2016, the Company recognized revenue of $10.6, $4.6, and $0.7 million respectively in the statement of operations related to the services agreement and Collaboration Agreement. The services agreement terminated upon the termination of the Collaboration Agreement.

6.	Commitments and Contingencies

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

On November 8, 2018, a putative securities class action complaint captioned Pavel Savelstrov v. Menlo Therapeutics, Inc., et al., Case No.18-CIV-06049, was filed in state court in the Superior Court of the State of California, County of San Mateo, against the Company, certain of its current executive officers and its directors, and certain underwriters in the Company’s initial public offering.

On January 28, 2019, a putative securities class action complaint captioned Hugh McKay v. Menlo Therapeutics, Inc., et al., Case No.19-CIV-00574, was filed in state court in the Superior Court of the State of California, County of San Mateo, against the Company, certain of its current executive officers and its directors, and certain underwriters in the Company’s initial public offering.

The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the Company’s initial public offering. The Company believes that the lawsuits are without merit and intends to vigorously defend itself. Accordingly, the Company cannot reasonably estimate any range of potential future charges, and the Company has not recorded any accrual for a contingent liability associated with these legal proceeding.

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

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $0.8 million, $0.4 million and $0.2 million, respectively.

As of December 31, 2018, total future minimum lease payments under our operating leases are as follows (in thousands):

Year ending December 31:
2019	$675
2020	173
Total future minimum lease payments	$848

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2018.

Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

7.	Convertible Preferred Stock

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

In January 2018, the Company completed its initial public offering (“IPO”) of shares of its common stock, pursuant to which the Company issued 8,050,000 shares of common stock, which includes 1,050,000 shares issued pursuant to the over-allotment option granted to its underwriters and received net proceeds of approximately $125.4 million, after deducting underwriting discounts, commissions and offering expenses. In connection with the completion of the Company's IPO, all shares of convertible preferred stock converted into 9,629,405 shares of common stock. As of December 31, 2018, the Company had no outstanding convertible preferred stock.

Liquidation Preference

In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of the then outstanding shares of Series A convertible stock and Series B convertible preferred stock and Series C convertible preferred stock were first entitled to receive the amount of $1,000 and $3.19 and $4.26 per share, respectively plus all declared but unpaid dividends for such shares, prior and in preference to any distribution of any assets of the Company to the holders of the common stock. Upon the occurrence of such event, the proceeds distributed among the holders of the Series A, B and C convertible preferred stock were insufficient to permit the full payment of the aforesaid preferential amounts to each holder the convertible preferred stock, then the entire proceeds legally available for distribution to the convertible preferred stock were to be distributed ratably among the holders of the Series A, B and C convertible preferred stock in proportion to the full preferential amount that each such holder of convertible preferred stock is otherwise entitled to receive.

Upon completion of the distributions required by the above‑mentioned liquidation preferences, any remaining proceeds were to be distributed among the holders of Series B and C convertible preferred stock and common stock pro rata based on the number of shares of common stock held by each, assuming full conversion of the Series B and C convertible preferred stock to common stock at the then‑effective conversion price for such shares.

Dividends

The holders of shares of Series A, B and C convertible preferred stock were entitled to receive non‑cumulative dividends, out of any assets legally available, prior and in preference to any declaration or payment of any dividend on the common stock, at the applicable dividend rate of $80.00 per annum for each share of Series A convertible preferred stock, $0.2552 per annum for each share of Series B convertible preferred stock and $0.3408 per share per annum for each share of Series C convertible preferred stock, all subject to adjustment from time to time for recapitalizations, payable when and if declared by the Company’s board of directors. The Company has never declared any dividends on its convertible preferred stock.

Voting

The holder of each share of Series B and C convertible preferred stock were entitled to one vote for each share of common stock into which such preferred stock could then be converted and, with respect to such vote, such holder has full voting rights and powers equal to the voting rights and powers of the holders of common stock and was entitled to notice of any stockholders’ meeting in accordance with the Company’s bylaws. The holders of shares of Series A convertible preferred stock did not have a right to vote, other than as required by Delaware law and for certain directors, as set forth below.

The holders of shares of Series A convertible preferred stock were entitled to elect two of the Company’s directors. The holders of Series B convertible preferred stock were entitled to elect two of the Company’s directors. The holders of Series C convertible preferred stock were entitled to elect one of the Company’s directors. The holders of outstanding common stock were entitled to elect three of the Company’s directors. The holders of convertible preferred stock and common stock, voting together as a single class, and not as separate series, and on an as converted basis, were entitled to elect any remaining directors of the Company, subject to the approval of the then serving members of the Company’s directors.

Conversion

The holder of each share of convertible preferred stock had the option to convert each share of convertible preferred stock into such number of fully paid and nonassessable shares of common stock as is determined by dividing the applicable original issue price for such series by the applicable conversion price for such series in effect on the date the certificate is surrendered for conversion. Each share of convertible preferred stock automatically converted into shares of common stock at the conversion rate at the time in effect for such series of convertible preferred stock immediately pursuant to a registration statement under the Securities Act of 1933, with gross proceeds of not less than $40.0 million in the aggregate and an offering price to the public of no less than $17.21 per share.

The conversion price of the convertible preferred stock was initially set at an amount equal to the issue price. The Series B and C convertible preferred stock conversion price was subject to adjustment for stock dividends, stock splits, re‑capitalization and upon the occurrence of certain triggering events related to anti‑dilution protection rights. In the event that a future preferred stock financing should occur at a price lower than the last preferred financing round, the conversion ratios of the existing preferred stock are changed to protect the ownership position of existing investors.

8.	Common Stock

As of December 31, 2018, the Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 300,000,000 shares of $0.0001 par value common stock. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding. The Company has never declared any dividends on common stock.

9.	Stock-Based Compensation

Under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”), the Company may grant options to purchase common stock, restricted stock awards, or directly issue shares of common stock to employees, directors and consultants of the Company. Under the 2011 Plan, options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. The Company adopted a 2018 Omnibus Incentive Plan (the “2018 Plan”), effective January 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock and cash-based awards (including annual cash incentives and long-term cash incentives). The Company has reserved 3,000,000 shares of common stock for issuance pursuant to awards under the 2018 Plan. As of December 31, 2018, the Company has 1,319,109 shares of common stock available for issuance under the 2018 Plan.

The Company adopted a 2018 Employee Stock Purchase Plan, or ESPP in January 2018. The ESPP enables eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount of 15%. Six month offer periods under the ESPP commenced on September 1, 2018. The Company has reserved 325,000 shares of common stock for issuance under the ESPP.

Total stock‑based compensation expense for employees and non‑employees recognized in the statements of operations was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$1,734	$792	$257
General and administrative	1,904	660	316
Total stock-based compensation expense	$3,638	$1,452	$573

In connection with services rendered by non-employees, the Company recorded stock-based compensation expense of $0.5 million, $0.6 million, and $0.3 million in 2018, 2017 and 2016, respectively.

At December 31, 2018, there was approximately $11.9 million of unamortized compensation expense, which was expected to be recognized over a weighted average period of 3.0 years.

2011 and 2018 Plan

The table below summarizes stock option and restricted award activity under the 2011 Plan and 2018 Plan:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 1, 2016	—
Granted	1,485,132	$1.99
Balances at December 31, 2016	1,485,132	1.99	9.32	$3,805
Granted	1,040,329	5.56
Exercised (1)	(18,535)	1.83
Balances at December 31, 2017	2,506,926	3.50	8.79	$24,033
Granted	1,700,013	7.58
Exercised (1)	(255,186)	1.94
Forfeited/expired	(46,283)	5.94
Balances at December 31, 2018	3,905,470	$5.35	8.65	$2,509

(1)	Includes early exercise of 317,405 options during the year ended December 31, 2016, of which 59,513 and 139,636 remain unvested as of December 31, 2018 and December 31, 2017, respectively.

Upon vesting of restricted shares and exercise of options, the Company issues common stock from its authorized shares. During the years ended December 31, 2018, 2017 and 2016, the Company received $496,000, $34,000 and zero upon the exercise of stock options, respectively. As of December 31, 2018 and 2017, the Company had recorded a liability of $18,000 and $43,000, respectively for the early exercise of stock options, recorded as other current liabilities and other non‑current liabilities. When options are subject to the Company’s repurchase right, the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting.

The aggregate grant date fair value of employee options vesting during the years ended December 31, 2018, 2017 and 2016 was approximately $2.6 million, $0.5 million and $0.2 million, respectively. The aggregate intrinsic value of shares exercised during the years ended December 31, 2018, 2017 and December 31, 2016 was $1.8 million, $0.2 million and zero, respectively. The weighted average grant date fair value of stock options granted was $5.00, $5.56 and $1.79 per share during the years ended December 31, 2018, 2017, and 2016, respectively.

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

The following assumptions were used to calculate the fair value of awards granted to employees and directors during the years indicated:

Year Ended December 31,
	2018	2017	2016
Expected term (in years)	6.0 - 6.1	6.0 - 6.1	4.6 - 6.1
Volatility	72% - 73%	75% - 100%	68% - 74%
Risk-free interest rate	2.8% - 3.0%	1.9% - 2.3%	1.3% - 2.1%
Dividend yield	—	—	—

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

The fair values of common stock awards granted to non‑employees were calculated using the following assumptions for the periods presented:

Year Ended December 31,
	2018	2017	2016
Expected term (in years)	7.3 - 10	8.3 - 10	9.3 - 10.0
Volatility	68% - 79%	74% - 100%	84% - 86%
Risk-free interest rate	2.8% - 3.0%	2.1% - 2.5%	1.6% - 2.5%
Dividend yield	—	—	—

Employee Stock Purchase Plans

The fair value of each ESPP award is estimated on the first day of the offering period using the Black-Scholes option pricing model and is recognized in expense over the service period using the straight-line method. The key input assumptions used to estimate fair value of these awards include the exercise price of the award of $7.78, the expected option term of 0.5 years, the expected volatility of the Company’s stock over the option’s expected term of 2.13%, the risk-free interest rate over the option’s expected term of 2.27%, and the Company’s expected dividend yield at zero.

10.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(51,445)	$(29,076)	$(14,068)
Denominator:
Weighted-average common shares outstanding	21,764,636	5,285,542	5,280,058
Less: weighted-average common shares subject to repurchase	(95,947)	(177,421)	(292,925)
Weighted-average common shares used to compute basic and diluted net loss per share	21,668,689	5,108,121	4,987,133
Net loss per share attributable to common stockholders:
Basic and diluted	$(2.37)	$(5.69)	$(2.82)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	December 31,
	2018	2017	2016
Stock options outstanding	3,905,470	2,506,926	1,485,132
Outstanding common stock subject to repurchase	59,513	139,636	222,077
Shares issuable related to ESPP	59,735	—	—
Convertible preferred stock issuable upon conversion to common stock	—	9,629,405	5,234,800
Total	4,024,718	12,275,967	6,942,009

11.	Income Taxes

The Company did not record a provision or benefit for income taxes during the years ended December 31, 2018, 2017 and 2016.

The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Deferred Tax Assets
NOLs	$22,248	$10,404	$10,458
Depreciation and Amortization	241	226	328
Stock-Based Compensation	627	274	161
Research & Development Credits	3,972	2,063	586
Deferred Revenue	—	1,791	—
Other Accruals	507	235	98
Total Deferred Tax Assets	$27,595	$14,993	$11,631
Valuation Allowance	(27,595)	(14,993)	(11,631)
Net Deferred Tax Assets	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2018, 2017 and 2016 was an increase of approximately $12.6 million, $3.4 million, and $5.0 million, respectively.

As of December 31, 2018 and 2017, the Company had net operating loss carryforwards for federal income tax purposes of $100.6 million and $44.3 million, respectively which expire beginning in the year 2031 and federal research and development tax credits of $4.1 million and $2.1 million, respectively which expire beginning in the year 2031.

As of December 31, 2018 and 2017, the Company had net operating loss carryforwards for state income tax purposes of $16.8 million and $15.0 million, respectively which expire beginning in the year 2031 and state research and development tax credits of $1.4 million and $0.9 million, respectively which do not expire.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. As of December 31, 2018 the Company had no accrued interest and penalties related to uncertain tax positions.

The Company filed US and California tax returns with varying statues of limitations. The federal and California tax years from 2011 to 2017 remain open to examination due to the carryover of unused net operating losses and tax credits. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months.

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	For the year ended December 31,
	2018	2017	2016
Tax Benefits:
Unrecognized Benefit beginning of period	$803	$229	$93
Gross Increases - prior period tax positions	—	59	—
Gross Increases - current period tax positions	652	515	136
Total Unrecognized Benefit - end of period	$1,455	$803	$229

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

12.	Related Party Transactions

From 2011 through 2016, the Company has operated with significant consulting and management services provided by Velocity Pharmaceutical Development, LLC (“VPD”). Development services fees paid to VPD under the Development Services Agreement was $1.0 million for the year ended December 31, 2016. The Company also reimbursed VPD for consulting, travel and other expenses incurred on our behalf. As of December 31, 2018 and 2017, the Company did not have any outstanding liabilities or fees to VPD. Several managing directors of VPD have served as officers and directors of the Company. David Collier, M.D., a former member of the Company’s board of directors, is the Chief Executive Officer of VPD, and Xiaoming Zhang, Ph.D., our Senior Vice President, Non‑Clinical and Pharmaceutical Development, is a Venture Partner of VPD.

13.	Selected Unaudited Quarterly Financial Data

The following tables show a summary of the Company’s unaudited quarterly financial data for each of the four quarters of 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Collaboration and service revenue	$—	$—	$10,143	$497
Operating expenses	18,440	13,702	19,316	13,717
Other income (expense), net	846	855	826	563
Net loss	(17,594)	(12,847)	(8,347)	(12,657)
Basic and diluted net loss per common share (1)	$(0.76)	$(0.56)	$(0.36)	$(0.72)

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Collaboration and service revenue	$2,775	$909	$449	$449
Operating expenses	12,252	9,244	6,674	6,004
Other income (expense), net	200	163	72	81
Net loss	(9,277)	(8,172)	(6,153)	(5,474)
Basic and diluted net loss per common share (1)	$(1.80)	$(1.59)	$(1.21)	$(1.08)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Management assessed our internal control over financial reporting as of December 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2018 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

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

Item 9B.  Other Information.

None

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding our executive officers, directors and key employees as of February 15, 2019:

Name	Age	Position(s)
Executive Officers and Employee Directors
Steven Basta	53	President, Chief Executive Officer and Director
Kristine Ball	47	Senior Vice President, Corporate Strategy and Chief Financial Officer
Paul Kwon, M.D.	48	Chief Scientific Officer
Mary Spellman, M.D.	57	Chief Medical Officer
Non-Employee Directors
Paul Berns (1)(3)	52	Director
Albert Cha, M.D., Ph.D. (2)	46	Director
Ted Ebel (1)(2)	49	Director
David McGirr (1)(2)	64	Director
Aaron Royston, M.D. (3)	34	Director
Scott Whitcup, M.D. (3)	59	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers and Employee Directors

Steven Basta has served as our President and Chief Executive Officer and member of our board of directors since September 2015. From October 2011 until August 2015, Mr. Basta served as Chief Executive Officer of AlterG, a privately held medical device company. From November 2002 to February 2010, Mr. Basta served as Chief Executive Officer of BioForm Medical, a publicly listed medical aesthetics company acquired by Merz, and from February 2010 to September 2011 served as Chief Executive Officer of Merz Aesthetics, the successor to BioForm Medical. Mr. Basta is currently a board member of the publicly listed company, Viveve Medical (since September 2018) and serves as Chairman of the Board of Viveve (since January 2019). Mr. Basta previously served on the board of Carbylan from September 2009 to November 2016. Mr. Basta served on the board of RF Surgical (acquired by Medtronic) from December 2013 to August 2015. Mr. Basta received a B.A. from The Johns Hopkins University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University. We believe Mr. Basta is qualified to serve as our President and Chief Executive Officer and on our board of directors because of his extensive experience in leadership and management roles at various life sciences companies.

Kristine Ball has served as our Senior Vice President, Corporate Strategy and Chief Financial Officer since September 2017. From November 2012 through October 2016, Ms. Ball served as Chief Financial Officer and Senior Vice President of Relypsa, Inc., a publicly-listed pharmaceutical company acquired by Galenica. Prior to Relypsa, Ms. Ball was an independent consultant from June 2011 to October 2012, advising start-up life science companies on various strategic and operational business matters. Prior to being a consultant, Ms. Ball was Senior Vice President of Finance and Administration and Chief Financial Officer of KAI Pharmaceuticals, Inc. (acquired by Amgen), a drug discovery company, from February 2005 to January 2011, where she was responsible for finance, administration and strategic planning and was involved in a venture capital financing, pharmaceutical partnerships and, as a consultant, KAI’s acquisition. Prior to KAI, Ms. Ball served as Vice President of Finance at Exelixis, Inc., a biotechnology company, from 2000 to 2005, where she was involved in four acquisitions and Exelixis’ initial public offering and other financings. Prior to Exelixis, Ms. Ball was a senior manager in Ernst & Young’s life sciences audit practice. Ms. Ball is currently a board member of the publicly listed company, Forty Seven (since February 2018). Ms. Ball holds a B.S. from Babson College.

Paul Kwon, M.D. has served as our Chief Scientific Officer since May 2018. Prior to that, he served as our Chief Medical Officer since January 2016. Dr. Kwon previously served as Chief Medical Officer at Nora Therapeutics, a biotechnology company focused on developing therapeutics to address significant unmet needs in reproductive medicine from November 2010 to November 2015. Prior to joining Nora Therapeutics, Dr. Kwon held numerous positions at Genentech, where he was most recently head of the non-oncology early clinical development group. Dr. Kwon was in clinical practice as a dermatologist from 2001 to 2003 and from 2009 to 2010 with the Permanente Medical Group in Northern California, where he served as a consultant for the Permanente Technology Group. Dr. Kwon served as Assistant Clinical Professor of Dermatology at the University of California at San Francisco from 2004 to 2014. Dr. Kwon earned his B.A. in Human Biology from Stanford University and an M.D. from the University of California at San Francisco. He is a diplomate of the American Board of Dermatology and a fellow of the American Academy of Dermatology.

Mary Spellman, M.D. has served as our Chief Medical Officer since May 2018. Prior to that she served as our Senior Vice President, Clinical Development since August 2017. Previously, Dr. Spellman was an independent consultant providing executive level medical, safety and development services to multiple life sciences companies, primarily supporting novel dermatology therapy and clinical development programs from August 2012 to August 2017. Prior to establishing her consulting practice, Dr. Spellman was Chief Medical Officer and Senior Vice President, Development at Revance Therapeutics, as well as Senior Director, Medical Research, Immunology at Biogen Idec, and Vice President, Dermatology Research at Connetics Corporation. Dr. Spellman is a board-certified dermatologist with over 30 years of clinical experience, including 20 years in the biopharmaceutical industry. Dr. Spellman received a BS, Honors in Biology from Loyola University of Chicago and earned her M.D. from the Medical College of Wisconsin. She is a diplomate of the American Board of Dermatology and a fellow of the American Academy of Dermatology.

Non-Employee Directors

Paul Berns has served as a member of our board of directors since November 2017. Mr. Berns has been a consultant to the pharmaceutical industry since July 2016, as well as from August 2012 to March 2014 and from July 2005 to March 2006. From March 2014 to June 2016, Mr. Berns served as President and Chief Executive Officer and Chairman of the Board at Anacor Pharmaceuticals, Inc. a biopharmaceutical company, which was acquired by Pfizer Inc. in 2016. Previously, Mr. Berns served as President and Chief Executive Officer of Allos Therapeutics, Inc., a biopharmaceutical company, from March 2006 to September 2012, when it was acquired by Spectrum Pharmaceuticals, Inc. Mr. Berns was President and Chief Executive Officer of Bone Care International, Inc., a specialty pharmaceutical company, from June 2002 to July 2005, when it was acquired by Genzyme Corporation. Prior to that, Mr. Berns was Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories from 2001 to 2002, and from 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals/Knoll, when it was acquired by Abbott Laboratories in 2001. Earlier in his career, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company from 1990 to 2000. Mr. Berns is currently a board member of the privately held company, BlackThorn Therapeutics (since November 2018), the privately held company, MC2 Therapeutics (since May 2017), and the publicly held company, Jazz Pharmaceuticals, PLC (since April 2010) and the publicly held company, Unity Biotechnology, Inc. (since March 2018). Mr. Berns previously served on the boards of Anacor Pharmaceuticals, Inc. (from June 2012 to June 2016), XenoPort, Inc. (from November 2005 to May 2016), Allos Therapeutics, Inc. (from March 2006 to September 2012) and Bone Care International, Inc. (from June 2002 to July 2005). Mr. Berns received his B.S. in Economics from the University of Wisconsin. We believe that Mr. Berns is qualified to serve on our board of directors because of his extensive experience in the biopharmaceutical industry and his service as a director of a number of public pharmaceutical companies.

Albert Cha, M.D., Ph.D. has served as a member of our board of directors since November 2015. In 2000, Dr. Cha joined Vivo Capital, a healthcare investment firm, where he has served in various positions, and he currently serves as a Managing Partner. Dr. Cha currently serves as a member of the boards of directors of several publicly and privately held biotechnology and medical device companies, including the following publicly listed companies: Ascendis Pharma A/S (since November 2014) and KalVista Pharmaceuticals (since 2007). Dr. Cha was a board member of AirXpanders, Inc. from January 2012 to July 2016, a board member of Aclaris Therapeutics from August 2012 to August 2016, a board member of Sierra Oncology, Inc. from August 2014 to June 2016 and a board member of Biohaven Pharmaceutical Holding Co. Ltd. from February 2017 to September 2018. Dr. Cha holds B.S. and M.S. degrees in Electrical Engineering from Stanford University and an M.D. degree and Ph.D. degree in Neuroscience from the University of California at Los Angeles. We believe that Dr. Cha’s substantial experience with companies in the healthcare sector and his financial and business experience qualify him to serve as a director of our Company.

Ted Ebel has served as a member of our board of directors since March 2014. Mr. Ebel has served as Chief Business Officer at Colorescience since March 2013. Prior to that, he was Senior Vice President of Corporate Development for SkinMedica, Inc. from March 2006 to December 2012, having responsibility for mergers and acquisitions, licensing, intellectual property management, market research and establishing the company’s international operations. Previously, Mr. Ebel served as the Executive Director of Corporate Development at CancerVax Corporation, a biotechnology company focused on cancer immunotherapy, and as the Vice President of Strategic Ventures for MP3.com, a publicly traded internet and entertainment company. In addition, Mr. Ebel held positions in marketing and corporate development at Amgen, Inc. and began his career as a consultant in the health care practice of the management consulting firm Arthur D. Little. Mr. Ebel also currently serves as a member of the board of directors of Vitamedica Corporation, a privately company. Mr. Ebel earned an A.B., Magna Cum Laude from Duke University and his M.B.A. from the Wharton School at the University of Pennsylvania. We believe that Mr. Ebel is qualified to serve on our board of directors because of his background working in the dermatology industry and his experience in strategic planning, business transactions, sales operations and executive leadership.

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

Scott Whitcup, M.D. has served as a member of our board of directors since February 2016. Dr. Whitcup is founder and Chief Executive Officer of Akrivista and Whitecap Biosciences, two companies focused on the development and commercialization of novel therapies in ophthalmology and dermatology. Previously, Dr. Whitcup held various research and development roles from 2000 to 2015 at Allergan, including serving as Executive Vice President, Research and Development and Chief Scientific Officer, where he led the discovery and global development of both pharmaceutical products and medical devices in therapeutic areas including ophthalmology, CNS, urology, dermatology, medical aesthetics and surgical obesity. Before Allergan, Dr. Whitcup was the Clinical Director at the National Eye Institute at the NIH, and Chaired the NIH Medical Executive Committee. Dr. Whitcup holds a B.A. in Neurobiology and Behavior from Cornell University and an M.D. from Cornell University Medical College. Dr. Whitcup has completed a residency in Internal Medicine at UCLA, a residency in Ophthalmology at Harvard Medical School-Massachusetts Eye & Ear Infirmary and a fellowship in Uveitis and Ocular Immunology at the National Eye Institute, National Institutes of Health. He is a Diplomate of both the American Board of Internal Medicine and the American Board of Ophthalmology, a licensed M.D. in California and is on the Clinical Faculty of the Department of Ophthalmology, at the Jules Stein Eye Institute, David Geffen School of Medicine at the University of California at Los Angeles. Dr. Whitcup has published more than 250 scientific articles and co-authored a leading textbook on uveitis and ocular immunology. Dr. Whitcup currently serves on the boards of the privately held company, Semnar Pharmaceutical (since April 2017) and the privately held company, Nightstar Therapeutics (since November 2013) and previously served on the boards of the publicly listed company, Avanir Pharmaceutical (from November 2005 to January 2014) and the publicly listed company, Questcor Pharmaceuticals (from February 2012 to August 2014). We believe that Dr. Whitcup is qualified to serve on our board of directors due to his clinical development expertise, medical and scientific expertise and his leadership experience with life sciences companies.

Meetings of the Board of Directors

The board of directors met five times during the fiscal year ended December 31, 2018. The audit committee met five times, the compensation committee met five times and the nominating and corporate governance committee met two times. Each member of the board of directors, attended at least 75% of the aggregate number of meetings of our board of directors. We encourage all of our directors and nominees for director to attend our annual meeting of stockholders; however, attendance is not mandatory.

Corporate Governance Guidelines

The board of directors has documented our governance practices in our corporate governance guidelines to assure that the board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The corporate governance guidelines set forth certain practices the board will follow with respect to board composition, board committees, board nomination, director qualifications and evaluation of the board and committees. The corporate governance guidelines and the charter for each committee of the board of directors may be viewed at http://ir.menlotherapeutics.com/index.php/governance/documents-charters.

Leadership Structure of the Board

Our amended and restated bylaws and corporate governance guidelines provide our board of directors with flexibility to designate the position of Chairman of the board of directors, and if so, to combine or separate the positions of Chairman of the board of directors and Chief Executive Officer, or to implement a lead director in accordance with its determination that utilizing a particular structure would be in the best interests of our company.

Our board of directors has concluded that our current leadership structure is appropriate at this time. Our board of directors periodically reviews our leadership structure and may make changes in the future as it deems appropriate.

Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day‑to‑day business operations. Management discusses strategic and operational risks at regular management meetings, and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the board of directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. While our board of directors is responsible for monitoring and assessing strategic risk exposure, our audit committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The audit committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related person transactions. Our nominating and corporate governance committee monitors the effectiveness of our corporate governance guidelines. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk‑taking.

Committees of the Board of Directors

Our board of directors has the following standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Our board of directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below.

Name	Audit	Compensation	Nominating and Corporate Governance
Steven Basta	—	—	—
Paul Berns	X	—	X
Albert Cha, M.D., Ph.D.	—	X	—
Ted Ebel	X	X(1)	—
David McGirr	X(1)	X	—
Aaron Royston, M.D.	—	—	X
Scott Whitcup, M.D.	—	—	X(1)
Total meetings in 2018	5	5	2

(1)	Committee Chairperson

Below is a description of each committee of the board of directors.

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

•	appoints our independent registered public accounting firm;
•	evaluates the independent registered public accounting firm’s qualifications, independence and performance;
•	determines the engagement of the independent registered public accounting firm;
•	reviews and approves the scope of the annual audit and the audit fee;
•	discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;
•	approves the retention of the independent registered public accounting firm to perform any proposed permissible non‑audit services;
•	monitors the rotation of partners of the independent registered public accounting firm on our engagement team in accordance with requirements established by the SEC;
•

is responsible for reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;

•	reviews our critical accounting policies and estimates; and
•	reviews the audit committee charter and the committee’s performance at least annually.

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

Compensation Committee

Our compensation committee oversees policies and makes determinations relating to compensation and benefits of our current and prospective officers, directors and employees. The compensation committee periodically evaluates the performance of our company, and where appropriate, our officers, in light of the goals and objectives it has established, and determines and approves, or may recommend to the board of directors to approve, the bonus award, if any, payable to these officers. The compensation committee may establish compensation and make bonus awards to our chief executive officer directly or may make recommendations to the board of directors regarding compensation and bonus awards payable to our chief executive officer. Our compensation committee also reviews director compensation and makes recommendations to the board of directors regarding director compensation. The compensation committee also reviews and approves or makes recommendations to our board of directors regarding the issuance of stock options and other awards under our stock plans. The compensation committee will periodically review and evaluate the performance of the compensation committee and its members, including compliance by the compensation committee with its charter.

The current members of our compensation committee are Dr. Cha and Messrs. Ebel and McGirr, with Mr. Ebel serving as the chairperson of the committee. Our board of directors has determined that each of Dr. Cha and Messrs. Ebel and McGirr is independent under the applicable rules and regulations of the Nasdaq Stock Market LLC, is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and is an “outside director” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or Section 162(m). The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and the Nasdaq Stock Market LLC.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of our board of directors. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance policies and reporting and making recommendations to our board of directors concerning governance matters.

The current members of our nominating and corporate governance committee are Drs. Royston and Whitcup and Mr. Berns, with Dr. Whitcup serving as the chairperson of the committee. Our board of directors has determined that each of Drs. Royston and Whitcup and Mr. Berns is an independent director under the applicable rules and regulations of the Nasdaq Stock Market LLC relating to nominating and corporate governance committee independence. The nominating and corporate governance committee operates under a written charter that satisfies the applicable standards of the SEC and the Nasdaq Stock Market LLC.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2018, our compensation committee consisted of Dr. Cha and Messrs. Ebel and McGirr. None of the members of our compensation committee during 2018 nor any of the current members of our compensation committee has at any time been one of our officers or employees. An affiliate of Dr. Cha, Vivo Capital VIII, L.P., has participated in multiple of our equity financing rounds, and acquired shares in our initial public offering. For more information regarding these transactions, see “Certain Relationships and Related Party Transactions”. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our board of directors or compensation committee.

Board Diversity

Our nominating and corporate governance committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, may take into account many factors, including but not limited to the following:

•	personal and professional integrity;
•	ethics and values;
•	experience in corporate management, such as serving as an officer or former officer of a publicly held company;
•	experience in the pharmaceutical industry;
•	experience as a board member or executive officer of another publicly held company;
•	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;
•	conflicts of interest; and
•	practical and mature business judgment.

Currently, our nominating and corporate governance committee and board of directors evaluate each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Stockholder Communications with the Board of Directors

The board of directors will consider any written or electronic communication from our stockholders to the board, a committee of the board or any individual director. Any stockholder who wishes to communicate to the board of directors, a committee of the board or any individual director should submit written or electronic communications to our Secretary at our principal executive offices, which shall include contact information for such stockholder. All communications from stockholders received shall be forwarded by our Secretary to the board of directors, a committee of the board or an individual director, as appropriate, on a periodic basis, but in any event no later than the board of director’s next scheduled meeting. The board of directors, a committee of the board, or individual directors, as appropriate, will consider and review carefully any communications from stockholders forwarded by our Secretary.

Material Changes to Nominee Recommendation Procedures

Following our initial public offering in January 2018, there have been no material changes to the procedures by which stockholders may recommend nominees to our board in 2018.

Family Relationships

There are no family relationships among any of our directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of holdings and transactions in our common stock and our other securities with the SEC.  Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our directors, executive officers and beneficial owners of more than 10% of our common stock did not become subject to such Section 16(a) reporting requirements until January 29, 2018.

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, furnished to us or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2018, all filing requirements applicable to our executive officers and directors under the Exchange Act were met in a timely manner.

Item 11. Executive Compensation.

The following is a discussion of compensation arrangements of our named executive officers, or NEOs. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Our Chief Executive Officer and our other executive officers for the year ended December 31, 2018 were:

•	Steven Basta, President and Chief Executive Officer;
•	Kristine Ball, Senior Vice President, Corporate Strategy and Chief Financial Officer; and
•	Mary Spellman, M.D., Chief Medical Officer

We refer to these executive officers as our named executive officers, or NEOs.

Summary Compensation Table

The following table shows information regarding the compensation of our named executive officers for services performed in the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus($) (1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Steven Basta	2018	580,000	319,000	1,706,865	—	—	2,605,865
President and Chief Executive Officer	2017	555,900	83,400	376,667	—	—	1,015,967
Kristine Ball (3)	2018	400,000	160,000	705,478	—	—	1,265,478
Senior Vice President, Corporate Strategy and Chief Financial Officer	2017	118,030	53,200	825,066	—	—	996,296
Mary Spellman, M.D. (4)	2018	386,667	154,667	795,332	—	—	1,336,666
Chief Medical Officer	2017	139,583	42,200	444,592	—	—	626,375

(1)	Bonus represents discretionary amounts based on 2017 performance and paid in 2018 and discretionary amounts based on 2018 performance and paid during the first quarter of 2019.
(2)

The amounts reported in the option awards column represent the grant date fair value of the stock options granted to our named executive officers during 2017 and 2018 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the stock options reported in the option awards column are set forth in Note 9 to the audited financial statements included in this Annual Report on Form 10-K. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by our named executive officers from the options. Our named executive officers will only realize compensation at exercise to the extent the trading price of our common stock is greater than the exercise price of such stock options.

(3)	Ms. Ball joined the Company in September 2017.
(4)	Dr. Spellman joined the Company in August 2017.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth all outstanding equity awards held by each of the named executive officers as of December 31, 2018.

			Option Awards				Stock Awards
Name	Vesting Commencement Date (1)		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steven Basta	9/1/2015	(2)	—	—	—	—	59,513	245,194	—	—
	11/30/2015	(3)	282,225	89,416	1.83	2/2/2026	—	—	—	—
	8/24/2017	(4)	28,303	56,606	4.83	8/24/2027	—	—	—	—
	5/3/2018	(4)	31,040	181,810	8.49	5/3/2028
	12/10/2018	(4)	—	141,900	5.51	12/10/2028

Kristine Ball	9/14/2017		54,100	119,023	4.83	9/14/2027	—	—	—	—
	5/3/2018	(4)	9,333	54,667	8.49	5/3/2028
	12/10/2018	(4)	—	96,000	5.51	12/10/2028

Mary Spellman, M.D.	8/24/2017		33,364	66,728	4.83	8/24/2027	—	—	—	—
	5/3/2018	(4)	11,666	68,334	8.49	5/3/2028
	12/10/2018	(4)	—	96,000	5.51	12/10/2028	—	—	—	—

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

(2)

Constitutes 317,405 shares of restricted stock that were issued upon exercise of an immediately exercisable stock option for $0.31 per share, of which 59,513 shares remain subject to repurchase by us at the original purchase price in the event Mr. Basta ceases to provide services to us prior to completion of vesting. The remaining shares of restricted stock vest in equal monthly installments through September 1, 2019.

(3)

Option award is exercisable immediately, subject to a repurchase right in favor of the Company which lapses as the option vests. Accordingly, the disclosure in the table above reflects the extent to which this stock option held by Mr. Basta was vested (as opposed to exercisable) as of December 31, 2018. Mr. Basta has exercised 18,535 of the options. This option award vests as to 1/48th of the shares underlying the award on each monthly anniversary of the vesting commencement date, subject to Mr. Basta continuing to provide services to us through such vesting date.

(4)

These option awards vest and, if applicable, become exercisable as to 1/48th of the shares underlying the award on each monthly anniversary of the vesting commencement date thereafter, subject to the holder continuing to provide services to us through such vesting date.

(5)	Amounts are calculated by multiplying the number of shares shown in the table by $4.12, the closing price per share as of December 31, 2018.

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

2018 Salaries

For fiscal year 2018, Mr. Basta’s annual base salary was $580,000, Ms. Ball’s annual base salary was $400,000, and Dr. Spellman’s annual base salary was $386,667.

Terms and Conditions of 2018 Annual Bonuses

Each NEO’s target bonus opportunity is expressed as a percentage of base salary that can be achieved by meeting corporate objectives at a target level. Each of our NEO’s target bonus opportunity is set in their employment agreements, as amended with us. The 2018 annual bonus for Mr. Basta, Ms. Ball and Dr. Spellman were targeted at 55%, 40% and 40% of their respective base salaries.

For 2018, all of our NEOs were eligible to earn their annual bonuses pursuant to the achievement of certain performance goals. The performance goals for annual bonuses are reviewed and approved annually by the compensation committee of our board of directors and Mr. Basta’s annual bonus was reviewed and approved by the board of directors. Following a review of the corporate goals attained in 2018, the overall bonus funding was approved at 100% of the target for 2018, and each of our NEO’s annual bonus was paid at 100% of his or her target bonus amount. Thus, for fiscal year 2018, Mr. Basta’s bonus was $319,000, Ms. Ball’s bonus was $160,000 and Dr. Spellman’s bonus was $154,667.

2018 Equity Award Grants

All of our NEOs received options to purchase our common stock in fiscal year 2018. See the table above entitled “Outstanding Equity Awards at Fiscal Year End” regarding equity awards made in the past fiscal year to our NEOs.

In accordance with Mr. Basta’s option agreement and offer letter, on the date of a “Change in Control” transaction (as defined in the 2011 Stock Incentive and 2018 Omnibus Incentive Plans, or the “2011 and 2018 Plans.” respectively), vesting will accelerate with respect to 100% of the options and restricted stock that Mr. Basta holds immediately prior to the Change in Control transaction.

In accordance with our standard form option agreement and form option grant notice, (i) in connection with a Change in Control (as defined in the 2011 and 2018 Plans), each option granted to Ms. Ball and Dr. Spellman that is scheduled to vest and, if applicable, become exercisable, on or after the 12 month anniversary of such event (ignoring, for this purpose, any accelerated vesting provisions) shall instead vest and, if applicable, become exercisable on the date of such 12 month anniversary, subject to the absence of a Termination (as defined in the 2011 and 2018 Plans) with respect to Ms. Ball and Dr. Spellman and (ii) each option granted to Ms. Ball and Dr. Spellman vests as to 100% of the number of shares subject to such options upon an Change in Control if, in connection with or during the 12 month period following a Change in Control, either of them incurs a Termination of services as the result of (a) an involuntary termination by the Company without Cause (as defined in the 2011 and 2018 Plans) or (b) a voluntary termination of service by Ms. Ball and Dr. Spellman for Good Reason (as defined in the 2011 and 2018 Plans), in each case provided that Ms. Ball and Dr. Spellman execute a general release of claims in favor of us. Under Ms. Ball and Dr. Spellman’s employment agreements, vesting will also accelerate automatically for the remaining unvested shares upon the 1-year anniversary following a “change of control” transaction (as defined in the 2011 and 2018 Plans), subject to Ms. Ball and Dr. Spellman’s continued employment during that period.

Change in Control and Severance Provisions

Steven Basta. Under Mr. Basta’s employment agreement, in the event Mr. Basta’s employment with us is terminated without “cause” (as defined below) or he resigns from his employment for “good reason” (as defined below), and Mr. Basta executes and does not revoke a general release of claims in favor of us, then Mr. Basta will receive the following: (i) an amount equal to his base salary that would have been earned during the 12 months following the date of termination (the “CEO severance period”), payable in one lump sum; (ii) continued health benefits pursuant to COBRA for the CEO severance period and (iii) accelerated vesting with respect to the number of shares underlying any equity incentives or options that are subject to vesting and that would have otherwise vested during the CEO severance period.

In addition, upon a termination without “cause” or he resigns from his employment for “good reason” during the three months before and 12 month period following a Change in Control (as defined in the 2018 Omnibus Incentive Plan), Mr. Basta will receive a lump-sum payment in cash equal to: (i) eighteen months’ base salary and up to eighteen months’ annual bonus (pro-rated monthly for any partial year and measured at “target” achievement) and (ii) continued health benefits pursuant to COBRA for the CEO severance period. Payments of severance and Change in Control payments will commence on the 60th day following Mr. Basta’s termination date, provided that Mr. Basta has signed and not revoked a release of claims in favor of the Company.

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

Kristine Ball and Mary Spellman. Under Ms. Ball’s and Dr. Spellman’s employment agreements, in the event Ms. Ball’s or Dr. Spellman’s employment with us is terminated without “cause” (as defined below) or resigns from employment for “good reason” (as defined below), and Ms. Ball or Dr. Spellman executes and does not revoke a general release of claims in favor of us, then Ms. Ball or Dr. Spellman will receive (i) an amount equal to nine months of base salary that would have been earned during the nine months following the date of termination (the “officer severance period”), payable in one lump sum; and (ii) continued health benefits pursuant to COBRA for the officer severance period.

In addition, upon a termination without “cause” or she resigns from her employment for “good reason” during the three months before and 12 month period following a Change in Control (as defined in the 2018 Omnibus Incentive Plan), Ms. Ball or Dr. Spellman will receive a lump-sum payment in cash equal to: (i) 12 months’ base salary and up to 12 months’ annual bonus (pro-rated monthly for any partial year and measured at “target” achievement) and (ii) continued health benefits pursuant to COBRA during the officer severance period. Cash severance benefits will commence on the 60th day following the date on which a general release of claims signed by Ms. Ball or Dr. Spellman in favor of the Company becomes irrevocable.

For purposes of Ms. Ball’s and Dr. Spellman’s employment agreement:

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

Director Compensation Table

The following table sets forth information for the fiscal year ended December 31, 2018 regarding the compensation awarded to, earned by or paid to our non‑employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Albert Cha, M.D., Ph.D.	42,933	—	42,933
Paul Berns	52,230	—	52,230
Ted Ebel	57,290	—	57,290
David McGirr	61,563	—	61,563
Aaron Royston, M.D.	41,067	—	41,067
Scott Whitcup, M.D.	44,800	—	44,800

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information relating to the beneficial ownership of our common stock as of February 15, 2019, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our current directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after February 15, 2019 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 23,258,184 shares of our common stock outstanding as of February 15, 2019. Shares of our common stock that a person has the right to acquire within 60 days after February 15, 2019 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Menlo Therapeutics Inc., 200 Cardinal Way, 2nd Floor, Redwood City, California 94063

Name of Beneficial Owner	Number of Shares Owned and Nature of Beneficial Ownership	Percent of Class
5% and Greater Stockholders:
Funds Affiliated with Vivo Capital(1)	4,011,236	17.2%
Remeditex Ventures, LLC(2)	2,761,663	11.9%
Great Point Partners, LLC(3)	2,204,407	9.5%
Funds Affiliated with Janus Henderson Group(4)	1,617,216	7.0%
venBio Global Strategic Fund II, L.P.(5)	1,461,552	6.3%
First Manhattan Co.(6)	1,325,275	5.7%
Named Executive Officers and Directors:
Steven Basta(7)	736,764	3.2%
Kristine Ball(8)	91,193	*
Mary Spellman(9)	68,038	*
David McGirr(10)	14,426	*
Paul Berns (11)	14,426	*
Albert Cha, M.D., Ph.D.(1)	4,011,236	17.3%
Aaron Royston, M.D.(5)(12)	—	—
Ted Ebel(13)	31,216	*
Scott Whitcup, M.D.(14)	107,430	*
All current directors and executive officers as a group (10 persons)(15)	5,236,927	22.5%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.
(1)

The information reported is based on a Schedule 13G filed with the SEC on February 2, 2018, which reports that, as of January 29, 2018, (i) 3,524,541 shares are held by Vivo Capital Fund VIII, L.P. (“Vivo Capital”) and (ii) 486,695 shares are held by Vivo Capital Surplus Fund VIII, L.P. (“Vivo Surplus”). Vivo Capital VIII, LLC (“Vivo LLC”) is the general partner of both Vivo Capital and Vivo Surplus. The voting members of Vivo Capital are Frank Kung, Albert Cha, Edgar Engleman, Chen Yu and Shan Fu, none of whom has individual voting or investment power with respect to these shares, but each of whom may be deemed to have shared voting and dispositive power with respect to these shares and each of whom disclaims beneficial ownership of such shares. The address of Vivo Capital and Vivo Surplus is 505 Hamilton Ave, Suite 207, Palo Alto, CA 94301.

(2)

The information reported is based on a Form 4 filed with the SEC on January 29, 2018, which reports that, as of January 29, 2018, 2,761,663 shares are held by Remeditex Ventures, LLC (“Remeditex”). The address of Remeditex is 2727 North Harwood, Suite 200, Dallas, Texas 75201. John Creecy is the chief executive officer of Remeditex, and as such may be deemed to have shared voting and dispositive control over the shares held by Remeditex.

(3)

The information reported is based on a Schedule 13G filed with the SEC on February 14, 2019. BiomedicalValue Fund, L.P. (“BVF”) is the record owner of 670,139 shares of Common Stock (the “BVF Shares”). Great Point Partners, LLC (“Great Point”) is the investment manager of BVF, and by virtue of such status may be deemed to be the beneficial owner of the BVF Shares. Each of Dr. Jeffrey R. Jay, M.D. (“Dr. Jay”), as senior managing member of Great Point, and Mr. David Kroin (“Mr. Kroin”), as special managing member of Great Point, has voting and investment power with respect to the BVF Shares, and therefore may be deemed to be the beneficial owner of the BVF Shares.  Biomedical Offshore Value Fund, Ltd. (“BOVF”) is the record owner of 866,332 shares of common stock (the “BOVF Shares”). Great Point is the investment manager of BOVF, and by virtue of such status may be deemed to be the beneficial owner of the BOVF Shares. Each of Dr. Jay, as senior managing member of Great Point, and Mr. Kroin, as special managing member of Great Point, has voting and investment power with respect to the BOVF Shares, and therefore may be deemed to be the beneficial owner of the BOVF Shares.  GEF-SMA,LP (“GEF-SMA”) is the record owner of 667,936 shares of common stock (the “GEF-SMA Shares”). Great Point is the investment manager of GEF-SMA, and by virtue of such status may be deemed to be the beneficial owner of the

GEF-SMA Shares. Each of Dr. Jay, as senior managing member of Great Point, and Mr. Kroin, as special managing member of Great Point, has voting and investment power with respect to the GEF-SMA Shares, and therefore may be deemed to be the beneficial owner of the GEF-SMA Shares.  Notwithstanding the above, Great Point, Dr. Jay and Mr. Kroin disclaim beneficial ownership of the BVF Shares, the BOVF Shares and the GEF-SMA Shares described above, except to the extent of their respective pecuniary interests. The address of Great Point Partners, LLC is 165 Mason Street, 3rd Floor, Greenwich, CT 06830.

(4)

The information reported is based on a Schedule 13G filed with the SEC on February 12, 2019. Janus Henderson has an indirect 97.11% ownership stake in Intech Investment Management LLC ("Intech") and a 100% ownership stake in Janus Capital Management LLC ("Janus Capital"), Janus Capital International Limited ("JCIL"), Perkins Investment Management LLC ("Perkins"), Geneva Capital Management LLC ("Geneva"), Henderson Global Investors Limited ("HGIL") and Janus Henderson Global Investors Australia Institutional Funds Management Limited ("JHGIAIFML"), (each an "Asset Manager" and collectively as the "Asset Managers"). Due to the above ownership structure, holdings for the Asset Managers are aggregated. Each Asset Manager is an investment adviser registered or authorized in its relevant jurisdiction and each furnishing investment advice to various fund, individual and/or institutional clients (collectively referred to herein as "Managed Portfolios"). As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, Janus Capital may be deemed to be the beneficial owner of 774,926 shares, or 3.4%, of the shares outstanding of common stock held by such Managed Portfolios. However, Janus Capital does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, JCIL may be deemed to be the beneficial owner of 842,290 shares, or 3.6%, of the shares outstanding of common stock held by such Managed Portfolios. However, JCIL does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights The address of Janus Henderson Group is 201 Bishopsgate EC2M 3AE, United Kingdom.

(5)

The information reported is based on a Schedule 13D filed with the SEC on February 8, 2018, which reports that, as of January 29, 2018, 1,461,552 shares were held by venBio Global Strategic Fund II, L.P. (“venBio”). The address of venBio is 1700 Owens Street, Suite 595, San Francisco, California 94158. venBio Global Strategic GP II, L.P. (“venBio GP”) is the sole general partner of venBio. venBio Global Strategic GP II, Ltd. (“venBio Ltd.”) is the sole general partner of venBio GP. Robert Adelman and Corey Goodman are the directors of venBio Ltd. and may be deemed to have shared voting and dispositive control over the shares held by venBio. Dr. Royston is an affiliate of venBio and disclaims beneficial ownership in shares held by venBio except to the extent of any pecuniary interest therein.

(6)

The information reported is based on a Schedule 13G filed with the SEC on February 11, 2019, which reports that, as of Calendar Year 2018, 1,325,375 shares were held by First Manhattan Co.  The address of First Manhattan Co is 399 Park Avenue, New York, NY 10022.

(7)

Consists of (i) 18,535 shares of common stock, (ii) 252,085 shares of common stock held by The Shelter Trust under the Basta Revocable Trust (the “Shelter Trust”), (iii) 65,320 shares of common stock held by the Basta Revocable Trust dated August 4, 2017 (the “Basta Trust”), and (iv) 400,824 shares of common stock issuable upon the exercise of stock options within 60 days of February 15, 2019. As the trustee of each of the Shelter Trust and the Basta Trust, Mr. Basta has voting and investment power over the shares of common stock held by each of the Shelter Trust and the Basta Trust.

(8)	Consists of 91,193 shares of common stock issuable upon the exercise of stock options within 60 days of February 15, 2019.
(9)	Consists of 68,034 shares of common stock issuable upon the exercise of stock options within 60 days of February 15, 2019.
(10)	Consists of 14,426 shares of common stock issuable upon the exercise of stock options within 60 days of February 15, 2019.
(11)	Consists of 14,426 shares of common stock issuable upon the exercise of stock options within 60 days of February 15, 2019.
(12)	Dr. Royston is an affiliate of venBio, but disclaims beneficial ownership in shares held by venBio except to the extent of any pecuniary interest therein. See note (6) above.
(13)	Consists of (i) 12,355 shares of common stock, and (ii) 18,861 shares of common stock issuable upon the exercise of stock options within 60 days of February 15, 2019.
(14)	Consists of 107,430 shares of common stock issuable upon the exercise of stock options within 60 days of February 15, 2019.
(15)

Beneficial ownership consists of (i) 4,359,531 shares of common stock and (ii) 877,396 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 15, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2018. As of December 31, 2018, we had two equity compensation plans, our 2018 Omnibus Plan and 2018 Employee Stock Purchase Plan, which have been approved by our board of directors and our stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)(2)(3)	3,905,470	$5.35	1,319,109
Equity compensation plans not approved by security holders	—	—	—
Total	3,905,470	$5.35	1,319,109

(1)	Includes the 2011 Stock Incentive Plan, 2018 Omnibus Plan and 2018 Employee Stock Purchase Plan.
(2)

The 2018 Omnibus Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance or transfer pursuant to awards under the 2018 Omnibus Plan shall be increased on the first day of each year beginning in 2019 by a number equal to the least of (x) 3,000,000 shares, (y) four percent of the number of shares outstanding as of the last day of the immediately preceding calendar year, or (z) a lesser number of shares determined by the plan administrator.

(3)

The 2018 Employee Stock Purchase Plan contains an “evergreen” provision, pursuant to which the maximum number of shares of our common stock authorized for sale under the 2018 Employee Stock Purchase Plan shall be increased on the first day of each year beginning in the year the 2018 Employee Stock Purchase Plan becomes effect, equal to the lesser of (x) 325,000 shares, (y) one percent of the number of shares of our common stock outstanding as of the last day of the immediately preceding calendar year, and (z) a lesser number of shares determined by the administrator.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Related Party Transactions

The following is a description of transactions since January 1, 2018 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

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

Name	Number of Purchased Shares	Aggregate Purchase Price
Vivo Capital LLC(1)	294,118	$5,000,006
Remeditex Ventures LLC	100,000	$1,700,000
venBio Partners, LLC	265,000	$4,505,000

Relationship with Former Board Member

David Collier, M.D., a former member of our board of directors, entered into a consulting agreement with us in 2016, pursuant to which Dr. Collier provides certain advisory and support services in exchange for options to purchase 31,488 shares of our common stock, with an exercise price of $1.83 per share, subject to certain vesting requirements.

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

Investors’ Rights Agreements

We entered into a second amended and restated investors’ rights agreement with the purchasers of our outstanding preferred stock (which converted to common stock in our IPO), including entities with which certain of our directors are affiliated. As of December 31, 2018, the holders of approximately 5.5 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. The investor rights agreement also provided for a right of first offer in favor of certain holders of preferred stock with regard to certain issuances of our securities. The right of first offer terminated upon completion of our January 2018 IPO.

Voting Agreement

We were party to an amended and restated voting agreement with certain holders of our common stock and convertible preferred stock until the consummation of our IPO in January 2018. The amended and restated voting agreement provided for certain voting rights for members of our board of directors in favor of certain holders of convertible preferred stock. This agreement terminated upon the consummation of our IPO.

Right of First Refusal and Co-Sale Agreement

We were party to an amended and restated right of first refusal and co-sale agreement with certain holders of our common stock and convertible preferred stock until the consummation of our IPO in January 2018. The amended and restated right of first refusal and co-sale agreement provided for, among other things, rights of first refusal and co-sale relating to the shares of our common stock held by the parties thereto. This agreement terminated upon the consummation of our IPO.

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees of Mayer Hoffman McCann, our independent registered public accounting firm, billed us for each of the years ended December 31, 2018 and 2017.

	Fiscal Year Ended December 31,
	2018	2017
Audit-related Fees	$241,799	$324,865
Total Fees	$241,799	$324,865

All fees described above were pre-approved by the Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Mayer Hoffman McCann P.C. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. This policy is set forth in the charter of the Audit Committee and is available at http://ir.menlotherapeutics.com/index.php/governance/documents-charters.

The Audit Committee has determined that the rendering of services other than audit services by Mayer Hoffman McCann P.C. is compatible with maintaining the principal accountant’s independence.

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	1/29/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	1/29/2018	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	1/12/2018	4.2

4.3	Second amended and Restated Investors’ Rights Agreement, dated June 28, 2017, by and among the Registrant and the investors listed therein.	S-1	12/28/2017	4.3

10.1†	Exclusive License Agreement, dated as of December 20, 2012, by and between the Registrant and Merck Sharp & Dohme Corp.	S-1/A	1/18/2018	10.1

10.2	Sublease, dated September 19, 2017, by and between the Company and Relypsa, Inc.	S-1	12/28/2017	10.3

10.3	Sales Agreement, dated February 1, 2019, by and between the Company and Cantor Fitzgerald & Co.	S-3	2/1/2019	1.2

10.4(a)#	2011 Stock Incentive Plan, as amended.	S-1	12/28/2017	10.4(a)

10.4(b)#	Amendment to 2011 Stock Incentive Plan.	S-1	12/28/2017	10.4(b)

10.4(c)#	Form of Stock Option Agreement under 2011 Stock Incentive Plan.	S-1	12/28/2017	10.4(c)

10.4(d)#	Form of Immediately Exercisable Stock Option Agreement under 2011 Stock Incentive Plan.	S-1	12/28/2017	10.4(d)

10.5(a)#	2018 Omnibus Incentive Plan.	S-1/A	1/12/2018	10.5(a)

10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan.	S-1/A	1/12/2018	10.5(b)

10.6#	2018 Employee Stock Purchase Plan.	S-1/A	1/12/2018	10.6

10.7#	Offer Letter, dated as of August 17, 2015 by and between the Company and Steven Basta.	S-1	12/28/2018	10.7

10.8#	Amendment No. 1 to Offer Letter, by and between the Company and Steven Basta, effective as of May 3, 2018.	8-K	5/3/2018	10.1

10.9#	Offer Letter, dated as of January 14, 2016 by and between the Registrant and Paul Kwon.	S-1	12/28/2018	10.8

10.10#	Amendment No. 1 to Offer Letter, by and between the Registrant and Paul Kwon, effective as of May 3, 2018.	8-K	5/3/2018	10.3

10.11#	Offer Letter, dated as of August 15, 2017 by and between the Company and Kristine Ball.	S-1	12/28/2018	10.9

10.12#	Amendment No. 1 to Offer Letter, by and between the Company and Kristine Ball, effective as of May 3, 2018.	8-K	5/3/2018	10.3

10.13#	Offer Letter, by and between the Company and Mary Spellman, effective as of July 21, 2017.	10-Q	11/7/2018	10.1

10.14#	Amendment No. 1 to Offer Letter, by and between the Company and Mary Spellman, effective as of April 22, 2018.	10-Q	11/7/2018	10.2

10.15#	Form of Indemnification Agreement for directors and executive officers to be entered into following the offering.	S-1	12/28/2017	10.12

23.1	Consent of independent registered public accounting firm.				X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment request under Rule 406 promulgated under the Securities Act.

#	Indicates management contract or compensatory plan.
**

The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Menlo Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary.

Registrants may voluntarily include a summary of information required by Form 10-K under Item 16. We have elected not to include such summary.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Menlo Therapeutics Inc.

By:	/s/ Steven Basta
Steven Basta President and Chief Executive Officer

Date:	February 28, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Basta and Kristine Ball, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Basta	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
Steven Basta

/s/ Kristine Ball	Senior Vice President, Corporate Strategy and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019
Kristine Ball

/s/ Paul Berns	Director	February 28, 2019
Paul Berns

/s/ Albert Cha, M.D., Ph.D.	Director	February 28, 2019
Albert Cha, M.D., Ph.D.

/s/ Ted Ebel	Director	February 28, 2019
Ted Ebel

/s/ David McGirr	Director	February 28, 2019
David McGirr

/s/ Aaron Royston, M.D.	Director	February 28, 2019
Aaron Royston, M.D.

/s/ Scott Whitcup, M.D.	Director	February 28, 2019
Scott Whitcup, M.D.