Form 10-Q
period 2019-03-31
Menlo Therapeutics Inc.
filed 2019-05-02
CIK 1566044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).

Yes  ☐    No  ☒

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MNLO	The Nasdaq Stock Market LLC

As of April 15, 2019, there were 23,928,779 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

•	our expectations regarding the potential safety and efficacy of serlopitant;
•	our expectations regarding the potential market size and size of the potential patient populations for serlopitant, if approved or cleared for commercial use;
•	the timing of commencement of future non-clinical studies and clinical trials;
•	our ability to successfully complete clinical trials;
•	our intentions and our ability to establish collaborations or obtain additional funding;
•	the timing or likelihood of regulatory filings and approvals or clearances for our product candidates;
•	the costs of preparing to manufacture serlopitant on a commercial scale;
•	our commercialization, marketing and manufacturing capabilities and expectations;
•	our intentions with respect to the commercialization of serlopitant or any other candidates;
•	the pricing and reimbursement of serlopitant, if approved;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our ability to attract and retain key personnel;
•	the impact of laws and regulations;
•	our use of proceeds from our initial public offering and our ongoing at-the-market offering program;
•	our defense of current and any future litigation that may be initiated against us;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry, including competing drugs and therapies.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited condensed Financial Statements

Menlo Therapeutics Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,958	$49,510
Short-term investments	59,558	86,740
Prepaid expenses and other current assets	3,706	3,250
Total current assets	125,222	139,500
Property and equipment, net	143	146
Prepaid and other long-term assets	223	282
Right-of-use asset	670	—
Total assets	$126,258	$139,928
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,782	$3,290
Accrued expenses and other current liabilities	6,161	6,254
Lease liability	684	—
Total current liabilities	10,627	9,544
Other non-current liabilities	—	7
Total liabilities	10,627	9,551
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at March 31, 2019 and December 31, 2018, respectively; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock: $0.0001 par value; 300,000,000 shares authorized at March 31, 2019 and December 31, 2018, respectively; 23,672,235 and 22,233,184 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	245,147	241,106
Accumulated other comprehensive loss	(10)	(96)
Accumulated deficit	(129,509)	(110,636)
Total stockholders’ equity	115,631	130,377
Total liabilities and stockholders’ equity	$126,258	$139,928

See accompanying notes.

Menlo Therapeutics Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Collaboration and license revenue	$—	$497
Operating expenses:
Research and development	15,923	11,020
General and administrative	3,746	2,697
Total operating expenses	19,669	13,717
Loss from operations	(19,669)	(13,220)
Interest income and other expense, net	796	563
Net loss	$(18,873)	$(12,657)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	86	(151)
Comprehensive loss	$(18,787)	$(12,808)
Net loss attributable to common stockholders per share, basic and diluted	$(0.81)	$(0.72)
Weighted-average number of common shares used to compute basic and diluted net loss per share	23,286,282	17,583,377

See accompanying notes.

Menlo Therapeutics Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit) Equity
Balance at December 31, 2017	14,300	$14,183	14,106,583	$44,820	11,854,463	$50,324	5,298,593	$1	$2,207	$(59,191)	$(51)	$(57,034)
Conversion of preferred stock to common stock	(14,300)	(14,183)	(14,106,583)	(44,820)	(11,854,463)	(50,324)	9,629,405	1	109,326	—	—	109,327
Issuance of common stock under public offering, net	—	—	—	—	—	—	8,050,000	1	125,388	—	—	125,389
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	6	—	—	6
Stock-based compensation	—	—	—	—	—	—	—	—	822	—	—	822
Unrealized loss on available- for-sale securities	—	—	—	—	—	—	—	—	—	—	(151)	(151)
Net loss	—	—	—	—	—	—	—	—	—	(12,657)	—	(12,657)
Balance at March 31, 2018	—	—	—	—	—	—	22,977,998	$3	$237,749	$(71,848)	$(202)	$165,702

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2018	—	—	—	—	—	—	23,233,184	$3	$241,106	$(110,636)	$(96)	$130,377
Issuance of common stock on exercise of stock options	—	—	—	—	—	—	34,418	—	83	—	—	83
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	46,019	—	300	—	—	300
Issuance of common stock under at-the-market offering, net of commissions and offering costs of $229	—	—	—	—	—	—	358,614	—	2,632	—	—	2,632
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	7	—	—	7
Stock-based compensation	—	—	—	—	—	—	—	—	1,019	—	—	1,019
Unrealized gain on available- for-sale securities	—	—	—	—	—	—	—	—	—	—	86	86
Net loss	—	—	—	—	—	—	—	—	—	(18,873)	—	(18,873)
Balance at March 31, 2019	—	—	—	—	—	—	23,672,235	$3	$245,147	$(129,509)	$(10)	$115,631

See accompanying notes.

Menlo Therapeutics Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(18,873)	$(12,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	5
Amortization of right-of-use-asset	177	—
Amortization of premium on investment securities	(240)	(123)
Stock-based compensation expense	1,019	822
Change in operating assets and liabilities:
Accounts receivable	—	552
Prepaid expenses and other current assets	(456)	75
Other long-term assets	59	(85)
Accounts payable	493	1,039
Accrued expenses and other current liabilities	(87)	(385)
Lease liability	(163)	—
Deferred revenue	—	(449)
Other non-current liabilities	(7)	4
Net cash used in operating activities	(18,064)	(11,202)
Investing activities
Purchase of property plant and equipment	(11)	—
Purchase of investments	(21,399)	(72,778)
Proceeds from sales of investments	7,792	4,100
Proceeds from maturities of investments	41,115	22,812
Net cash provided by (used in) investing activities	27,497	(45,866)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	2,632	125,389
Proceeds from purchases under the Employee Stock Purchase Plan	300	—
Proceeds from the exercise of stock options	83	—
Net cash provided by financing activities	3,015	125,389
Net increase in cash and cash equivalents	12,448	68,321
Cash and cash equivalents at beginning of period	49,510	10,206
Cash and cash equivalents at end of period	$61,958	$78,527
Non-cash financing activities
Addition of right-of-use-asset	$847	$—
Conversion of preferred stock to common stock	$—	$109,327

See accompanying notes.

Menlo Therapeutics Inc.

Notes to Unaudited Interim Condensed Financial Statements

1.Formation and Business of the Company

Menlo Therapeutics Inc. (the “Company”) is a late‑stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus, or itch, associated with various conditions such as prurigo nodularis, psoriasis and chronic pruritus of unknown origin, or CPUO. The Company believes serlopitant, a highly selective small molecule inhibitor of the neurokinin 1 receptor, or NK1-R, given as a once-daily, oral tablet, has the potential to significantly alleviate pruritus.

The Company was incorporated in Delaware in October 2011. Since commencing operations, the Company has devoted substantially all of its resources to developing its product candidate, serlopitant, including conducting clinical trials and providing general and administrative support for these operations.

Shelf Registration Statement and At-the-Market Offering

On February 1, 2019, the Company filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $150.0 million, the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. Cantor Fitzgerald is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cantor Fitzgerald under the Sales Agreement.

In March 2019, the Company issued 358,614 shares of its common stock pursuant to the Company’s at-the-market offering program at an average price of $8.08 per share for aggregate offering proceeds of $3.0 million and aggregate net proceeds of $2.9 million, after deducting sales agent fees and before offering costs. In April 2019, the Company issued 244,316 shares of its common stock pursuant to the at-the-market offering program at an average price of $7.83 per share for aggregate offering proceeds of $1.9 million and aggregate net proceeds of $1.8 million, after deducting sales agent fees and total year-to-date aggregate net proceeds under the at-the-market offering program of $4.7 million.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. For the three months ended March 31, 2019, the Company incurred a net loss of $18.9 million and used $18.1 million of cash in operations. As of March 31, 2019, the Company had cash, cash equivalents and investments of $121.5 million and an accumulated deficit of $129.5 million.

Management expects to continue to incur additional substantial losses in the foreseeable future as the Company continues its development, seeks regulatory approval of, and, if approved, begins to commercialize serlopitant. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.

The Company believes that its existing cash, cash equivalents and investments as of March 31, 2019 will provide sufficient funds to enable it to meet its obligations for at least the next 12 months from the issuance of our financial statements as of and for the three months ended March 31, 2019.

2.Significant Accounting Policies

Basis of Presentation

The accompanying financial information for the three months ended March 31, 2019 and 2018 is unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and include all adjustments, which include only normal and recurring adjustments necessary for the fair presentation of the Company’s condensed balance sheet as of March 31, 2019, its condensed statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, its condensed statements of convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2019 and 2018, and its condensed statements of cash flows for the three months ended March 31, 2019 and 2018.  The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other period(s). The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long‑lived assets are maintained in the United States of America.

Use of Estimates

Preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting periods covered by the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, stock‑based compensation expense, the resolution of uncertain tax positions and valuation allowance and accruals for research and development costs. Management bases its estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2019, except as noted below with respect to the Company’s adoption of ASC 842.

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

The Company estimates non‑clinical study, contract manufacturing, and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage non‑clinical studies and clinical trials on its behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

Leases

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842), using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be presented in accordance with the Company’s historical accounting under ASC Topic 840, Leases. ASC 842 had an impact on the Company’s Condensed Balance Sheet but did not have a significant impact on the Company’s net loss.

Under ASC 842, the Company determines if an arrangement is a lease at inception. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one-year or less. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the incremental borrowing rate based on industry peers in determining the present value of lease payments. The Company’s facility operating lease has one single component. The lease component results in a right-of-use asset being recorded on the balance sheet and amortized as lease expense on a straight-line basis in the Company’s statements of operations.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock‑based awards made to employees, directors and non‑employees, based on estimated fair values recognized using the straight‑line method over the requisite service period.

The fair value of options to purchase common stock granted to employees, directors and non-employees is estimated on the grant date using the Black‑Scholes option valuation model. The calculation of stock‑based compensation expense requires that the Company make certain assumptions and judgments about a number of complex and subjective variables used in the Black‑Scholes model, including the expected term, expected volatility of the underlying common stock, and risk‑free interest rate.

Revenue Recognition

The Company records revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"). For the Company’s collaboration agreement, which is discussed further under Note 5, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is satisfied.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock and common stock options are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three months ended March 31, 2019 and 2018, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(18,873)	$(12,657)
Denominator:
Weighted-average common shares outstanding	23,332,570	17,709,274
Less: weighted-average common shares subject to repurchase	(46,288)	(125,897)
Weighted-average common shares used to compute basic and diluted net loss per share	23,286,282	17,583,377
Net loss per share attributable to common stockholders
Basic and diluted	$(0.81)	$(0.72)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	March 31,
	2019	2018
	(unaudited)
Stock options available for issuance	2,275,293	3,731,172
Stock options outstanding	3,822,526	2,505,754
Outstanding common stock subject to repurchase	39,675	119,026
Shares issuable related to ESPP	43,618	—
Total	6,181,112	6,355,952

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016‑02, Leases (ASC 842), which set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard required lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determined whether lease expense is recognized based on an effective interest method or on a straight‑line basis over the term of the lease, respectively. A lessee is also required to record a right‑of‑use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASC 842 supersedes the previous leases standard, ASC 840 Leases. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which provided a transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new standard has been adopted using the modified retrospective approach in the first quarter of 2019. The adoption did not have a material impact on the Company’s statements of operations. The new standard has required the Company to establish liabilities and corresponding right-of-use assets on its condensed balance sheet for operating leases of $0.8 million that existed as of the January 1, 2019 adoption date.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019. The Company does not expect the adoption of this final rule to have a material impact on the financial statements.

In June 2018, the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. The new standard has been adopted effective January 1, 2019 and did not have a material impact on the Company’s condensed statements of operations and comprehensive loss and its condensed balance sheet.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which changes the fair value measurement disclosure requirements of ASC 820. The guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its condensed financial statements and disclosures.

3.Cash Equivalents and Investments

At March 31, 2019 and December 31, 2018, the balance in the Company’s accumulated other comprehensive loss was comprised solely of activity related to the Company’s available‑for‑sale securities. There were no material realized gains or losses recognized on the sale or maturity of available‑for‑sale securities during the three months ended March 31, 2019 and 2018 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods. All of the Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers an investment security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through earnings to its impaired value and establishes that as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of March 31, 2019, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to change in credit risk, and the Company believes that it is more likely than not the investments will be held until maturity.

The following table summarizes the cash and available‑for‑sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2019 (unaudited)
Cash and money market funds	$17,860	$—	$—	$17,860
Corporate notes	29,757	10	(11)	29,756
Commercial paper	65,193	3	(7)	65,189
Asset backed securities	6,244	—	(6)	6,238
Government notes	2,472	2	(1)	2,473
Total	$121,526	$15	$(25)	$121,516
Reported as:
Cash and cash equivalents				61,958
Short-term investments				59,558
Total				$121,516

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2018:
Cash and money market funds	$7,490	$—	$—	$7,490
Corporate notes	41,103	2	(70)	41,035
Commercial paper	63,036	—	—	63,036
Asset backed securities	12,236	—	(23)	12,213
Government notes	12,481	—	(5)	12,476
Total	$136,346	$2	$(98)	$136,250
Reported as:
Cash and cash equivalents				49,510
Short-term investments				86,740
Total				$136,250

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

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2019 (unaudited)
Assets:
Money market funds	$14,116	$—	$—	$14,116
Corporate notes	—	29,756	—	29,756
Commercial paper	—	65,189	—	65,189
Asset backed securities	—	6,238	—	6,238
Government notes	—	2,473	—	2,473
Total assets	$14,116	$103,656	—	$117,772

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2018:
Assets:
Money market funds	$5,802	$—	$—	$5,802
Corporate notes	—	41,035	—	41,035
Commercial paper	—	63,036	—	63,036
Asset backed securities	—	12,213	—	12,213
Government notes	—	12,476	—	12,476
Total assets	$5,802	$128,760	$—	$134,562

The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds and marketable securities. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.

5.License Agreements

Merck License

In December 2012, the Company entered into an exclusive worldwide royalty free license agreement with Merck Sharp & Dohme Corp. (“Merck”) for exclusive worldwide rights for the development and commercialization of serlopitant and two other NK1‑receptor antagonists in all human diseases, disorders or conditions, except for the treatment and prevention of nausea or vomiting. The Company paid Merck an upfront non‑refundable non‑creditable licensing fee of $1.0 million dollars and issued to Merck shares of its common stock. In addition, the Company agreed to make aggregate payments of up to $25.0 million dollars upon the achievement of specified development and regulatory milestones.

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

On September 1, 2017, the Company entered into a new services agreement with JT Torii to provide research and development services, including regulatory, chemistry and manufacturing support and related materials that is distinct from the original Collaboration Agreement. The Company evaluated the new services agreement and determined that the research and materials delivered to JT Torii represented another contract that provides distinct goods and services to JT Torii. The fees received under the services agreement were recognized as and when such services were performed by the Company and JT Torii consumed the benefits of those services. During the three months ended March 31, 2019 and 2018, the Company recognized revenue of zero and $0.5 million, respectively, in the condensed statements of operations and comprehensive loss related to the services and collaboration agreement. The services agreement terminated upon the termination of the Collaboration Agreement.

6.Balance Sheets Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Accrued personnel expenses	$706	$2,649
Accrued clinical and development expenses	5,031	3,349
Other	424	256
Total	$6,161	$6,254

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

The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the Company’s initial public offering. The Company believes that the lawsuits are without merit and intends to vigorously defend itself. Accordingly, the Company cannot reasonably estimate any range of potential future charges, and the Company has not recorded any accrual for a contingent liability associated with these legal proceedings.

Leases

In September 2017, the Company entered into a lease agreement for its current location. The thirty-month lease, began on October 1, 2017 and provides approximately 14,000 square feet of office space in Redwood City, California. Base annual rent at lease inception was approximately $55,000 per month with annual increases.

The Company recognized a right-of-use asset and corresponding lease liability on January 1, 2019, by calculating the present value of lease payments, discounted at 6.0%, the Company’s estimated incremental borrowing rate, over the 1.3 year expected remaining term. As the Company’s lease does not provide an implicit rate, the Company estimated the incremental borrowing rate based on industry peers. Industry peers consist of several public companies in the biotechnology industry with comparable characteristics, including clinical trials progress and therapeutic indications. Amortization of the operating lease right-of-use asset for the current location amounted to $0.2 million for the three months ended March 31, 2019 and was included in operating expense. As of March 31, 2019, the remaining lease term was 1 year.

The Company recognizes rent expense on a straight‑line basis over the respective lease period. Lease expense was $0.2 million for the three months ended March 31, 2019 and 2018, respectively.  As of March 31, 2019, maturities of lease liability due under the Company’s lease are as follows (in thousands):

2019	$528
2020	179
Present value adjustment	(23)
Present value of lease payments	$684

On April 12, 2019, the Company entered into an amendment to its lease agreement for its current location, which was effective on April 23, 2019 the date landlord consent was received. The lease was extended for an additional nine months, from March 31, 2020 to December 31, 2020. The base rent during the extended term will be approximately $60,000 per month.

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2019 and December 31, 2018.

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

8.Stockholders’ Equity

Equity Incentive Plans

Under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”), the Company may grant options to purchase common stock, restricted stock awards, or directly issue shares of common stock to employees, directors and consultants of the Company. Under the 2011 Plan, options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. Following the closing of the Company’s initial public offering in January 2018, the Company will make no further awards under the 2011 Plan. The Company adopted a 2018 Omnibus Incentive Plan (the “2018 Plan”), effective January 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock and cash-based awards (including annual cash incentives and long-term cash incentives). Pursuant to the terms of the 2018 Plan in January 2019, the 2018 Plan share reserve automatically increased by 929,327 shares of common stock issuable. As of March 31, 2019, the Company has 2,275,293 shares of common stock reserved for issuance under the 2018 Plan.

The Company adopted a 2018 Employee Stock Purchase Plan (“ESPP”) in January 2018. The ESPP enables eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount of 15%. Six-month offer periods under the ESPP commenced on September 1, 2018. Pursuant to the terms of the ESPP in January 2019, the ESPP share reserve automatically increased by 232,332 shares of common stock. As of March 31, 2019, the Company has reserved 511,313 shares of common stock for issuance under the ESPP.

Total stock-based compensation expense for employees and non-employees recognized in the statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Research and development	$512	$426
General and administrative	507	396
Total stock-based compensation expense	$1,019	$822

The table below summarizes stock option and restricted award activity under the 2011 Plan and 2018 Plan:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2018	3,905,470	$5.35	8.65	$2,509
Forfeited/expired	(108,881)	9.13
Exercised	(34,418)	2.41		130
Granted	60,355	6.99
Balances at March 31, 2019	3,822,526	$5.26	8.38	$11,103

9.Subsequent Events

At-The-Market Offering

In April 2019, the Company issued 244,316 shares of its common stock under the at-the-market offering program resulting in net proceeds to the Company of approximately $1.8 million.

Amendment to Sublease

On April 12, 2019, the Company entered into an amendment to its lease agreement for its current location, which was effective on April 23, 2019, the date landlord consent was received. The lease was extended for an additional nine months, from March 31, 2020 to December 31, 2020. The base rent during the extended term will be approximately $60,000 per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We have a broad clinical development program for serlopitant as a once‑daily oral tablet treatment for pruritus. Our current development program includes the following:

•

We are currently enrolling two Phase 3 clinical trials in patients with pruritus associated with prurigo nodularis and expect results in the first half of 2020. More than 160 patients have been enrolled in each trial to date. If these clinical trials are successful, we could potentially submit a New Drug Application, or NDA, in 2020.

•	We plan to initiate a Phase 3 clinical program in pruritus associated with psoriasis in 2019.
•	We are currently enrolling a Phase 2 clinical trial in patients with CPUO and expect results by mid-2020.
•

We are currently enrolling a 52-week, multicenter, open-label safety study of serlopitant for the treatment of pruritus. The objective of this study is to provide long-term safety data for serlopitant in adults with pruritus, consistent with ICH and FDA guidelines, which recommend that drugs being developed for long-term treatment be evaluated for safety in at least 100 patients treated for 12 months and 300 patients treated for 6 months. Approximately 300 patients have been enrolled in this open-label study to date.

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

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of serlopitant. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of March 31, 2019, we had an accumulated deficit of $129.5 million, primarily as a result of research and development and general and administrative expenses. We incurred net losses of approximately $18.9 million and $12.7 million for the three months ended March 31, 2019 and 2018 , respectively. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize serlopitant for the treatment of pruritus associated with one or more various conditions and we can provide no assurance that we will ever generate significant revenue or profits.

We have financed our operations primarily through private placements of convertible preferred stock and the sale and issuance of common stock in connection with our January 2018 initial public offering. In our initial public offering, we sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.4 million, net of underwriting commissions and related expenses. In addition, in February 2019, we filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $150.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. In March 2019, we issued 358,614 shares of common stock pursuant to our at-the-market offering program at an average price of $8.08 per share for aggregate offering proceeds of $3.0 million, and we received aggregate net proceeds of $2.9 million after deducting sales agent fees and before offering costs. In April 2019, we issued 244,316 shares of common stock pursuant to our at-the-market offering program at an average price of $7.83 per share for aggregate offering proceeds of $1.9 million, and we received aggregate net proceeds of $1.8 million and total year-to-date aggregate net proceeds under the at-the-market offering program of $4.7 million.

As of March 31, 2019, our cash, cash equivalents and investments totaled $121.5 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for the three months ended March 31, 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”

Components of Operating Results

Collaboration and License Revenue

We recognized revenue pursuant to our license and collaboration agreement, or Collaboration Agreement and our services agreement with Japan Tobacco Inc. and Torii Pharmaceutical Co. Ltd., together referred to as JT Torii, in connection with the clinical development and commercialization of products covered by the collaboration, including non-refundable upfront license fees, contingent consideration payments based on the achievement of defined collaboration milestones and royalties on sales of commercialized products. The Collaboration Agreement was terminated in June 2018.

Under the Collaboration Agreement, we granted to JT Torii the right to develop and commercialize products containing serlopitant in Japan, for the treatment of diseases and conditions other than nausea or vomiting. In exchange, JT Torii paid us an upfront, non‑refundable payment of $11.0 million in August 2016. In addition, we were entitled to receive aggregate payments of up to $28.0 million upon the achievement of specified development and regulatory milestones, of which, we earned and received $4.0 million, and $15.0 million upon the achievement of a commercial milestone, as well as tiered royalties from the mid-single digits up to the mid‑teens on sales of licensed products in Japan.

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

General and Administrative Expenses

General and administrative expenses consist principally of personnel‑related costs, including stock‑based compensation, for personnel in executive, finance, human resources, and other administrative functions, professional fees for legal, consulting, accounting services, rent and other general operating expenses not otherwise classified as research and development expenses.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Collaboration and license revenue	$—	$497	$(497)
Operating expenses:
Research and development	15,923	11,020	4,903
General and administrative	3,746	2,697	1,049
Loss from operations	(19,669)	(13,220)	(6,449)
Interest income and other expense, net	796	563	233
Net loss	$(18,873)	$(12,657)	$(6,216)

Collaboration and License Revenue

Collaboration and license revenue for the three months ended March 31, 2019 and 2018 was zero and $0.5 million, respectively. Collaboration and license revenue for the three months ended March 31, 2018 primarily consisted of revenue we recognized during the period from the initial upfront payment of $11.0 million under the Collaboration Agreement with JT Torii. The Collaboration Agreement was terminated in June 2018.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2019 increased to $15.9 million from $11.0 million for the corresponding period in 2018. The increase was primarily due to increases of $1.9 million in manufacturing expenses, $2.2 million in clinical trial expenses, $0.5 million in personnel expenses as a result of an increase in our employee headcount and stock-based compensation expense, and $0.3 million in medical affairs related costs. For the periods presented, substantially all of our research and development expenses are related to our development activity for serlopitant.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 increased to $3.7 million from $2.7 million for the corresponding period in 2018. The increase was primarily due to an increase of $0.7 million in personnel expenses as a result of an increase in our employee headcount and stock-based compensation expense and an increase of $0.3 million in professional and insurance fees.

Interest Income and Other Expense, Net

Interest income and other expense, net for the three months ended March 31, 2019 and 2018 primarily consisted of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Through March 31, 2019, we have financed our operations primarily through the sale of equity securities. As of March 31, 2019, we had cash, cash equivalents and investments of $121.5 million. Our cash, cash equivalents and investments are held in money market accounts and investments in commercial paper, corporate notes, asset backed securities, and government notes. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for the three months ended March 31, 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

In January 2018, we completed our initial public offering. We sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.4 million, net of underwriting commissions and related expenses.

In February 2019, we entered into a Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cantor Fitzgerald will act as our sales agent. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Cantor Fitzgerald is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cantor Fitzgerald under the Sales Agreement. In March 2019, we issued 358,614 shares of common stock pursuant to our at-the-market offering program at an average price of $8.08 per share for aggregate offering proceeds of $3.0 million, and we received aggregate net proceeds of $2.9 million after deducting sales agent fees and before offering costs. In April 2019, we issued 244,316 shares of common stock pursuant to our at-the-market offering program at an average price of $7.83 per share for aggregate offering proceeds of $1.9 million, and we received aggregate net proceeds of $1.8 million after deducting sales agent fees and total year-to-date aggregate net proceeds under the at-the-market program of $4.7 million.

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

•	the timing of the milestone payments we must make to Merck;
•	the costs of preparing to manufacture serlopitant drug substance and drug product on a commercial scale;
•	the cost of ongoing securities litigation or any future litigation to which we may become a party;
•	our ability to successfully commercialize serlopitant;
•	the manufacturing, selling and marketing costs associated with serlopitant, including the cost and timing of forming and expanding our sales organization and marketing capabilities;
•	the amount of sales and other revenues from serlopitant, including the sales price and the availability of adequate third‑party reimbursement;
•	the degree and rate of market acceptance of any products launched by us or our partners;
•	the cash requirements of any future acquisitions of product candidates;
•	the progress, timing, scope and costs of our non-clinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;
•	the time and cost necessary to respond to technological and market developments;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need and ability to hire additional personnel;
•	our decision to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(18,064)	$(11,202)
Investing activities	27,497	(45,866)
Financing activities	3,015	125,389
Net increase in cash	$12,448	$68,321

Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2019 was $18.1 million, primarily due to the net loss of $18.9 million and changes in operating assets and liabilities, including a decrease in prepaid expenses and other current assets of $0.5 million, less non-cash charges of stock-based compensation expense of $1.0 million. Cash used in operating activities for the three months ended March 31, 2018 was $11.2 million, primarily due to the net loss of $12.7 million, less non-cash charges of stock-based compensation of $0.8 million and changes in operating assets and liabilities, including an increase in accounts payable of $1.0 million and a decrease in accounts receivable of $0.5 million.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the three months ended March 31, 2019 was $27.5 million, which represented proceeds received from maturities and sales of investments of $49.0 million, partially offset by purchases of investments of $21.4 million. Cash used in investing activities for the three months ended March 31, 2018 was $45.9 million, which represented purchases of investments of $72.8 million, partially offset by proceeds received from maturities and sales of investments of $27.0 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 was $3.0 million, which consisted primarily of $2.6 million of net proceeds from our at-the-market offering program and $0.3 million in proceeds from the issuance of common shares under the Employee Stock Purchase Plan. Cash provided by financing activities for the three months ended March 31, 2018 was $125.4 million, which consisted of net proceeds from our initial public offering.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2019 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Lease obligations, net	$707	$—	$—	$—	$707

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies during the three months ended March 31, 2019, except as noted in Note 2 to our financial statements with respect to our adoption of ASC 842.

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

We estimate non‑clinical study, manufacturing, and clinical trial expenses based on the services performed pursuant to contracts with research institutions, clinical manufacturing organizations and clinical research organizations that conduct and manage non‑clinical studies and clinical trials on our behalf. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

Stock-Based Compensation Expense

We measure and recognize compensation expense for all stock‑based awards made to employees, directors and non‑employees, based on estimated fair values recognized using the straight‑line method over the requisite service period.

The fair value of options to purchase common stock granted to employees, directors and non-employees is estimated on the grant date using the Black‑Scholes option valuation model. The calculation of stock‑based compensation expense requires us to make certain assumptions and judgments about a number of complex and subjective variables used in the Black‑Scholes model, including the expected term, expected volatility of the underlying common stock, risk‑free interest rate, as well as estimating future forfeitures of unvested stock options. To the extent actual forfeiture results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period the estimates are revised.

Investment Securities

We have an investment policy which limits us to investing in highly rated corporate and government notes, and no individual investment may comprise more than 5% of the total portfolio. Securities issued by the U.S. Treasury, U.S. government agencies, and money market funds are specifically exempted from these restrictions.

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

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2019 and December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2019, we had cash, cash equivalents and investments of $121.5 million, consisting of interest‑bearing money market accounts and investments in corporate notes, commercial paper, asset backed securities, and government securities, which would be affected by changes in the general level of United States interest rates. However, due to the short‑term maturities and the low‑risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments. Our market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing serlopitant, which is our only product in development. We are not profitable and have incurred losses in each year since our inception in 2011. We have only a limited operating history upon which stockholders can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2019 and 2018 was approximately $18.9 million and $12.7 million, respectively. As of March 31, 2019, we had an accumulated deficit of $129.5 million. We expect to continue to incur losses for at least the next few years, and we anticipate these losses will increase as we continue our development, seek regulatory approval of, and, if approved, begin to commercialize serlopitant. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

We have devoted substantially all of our financial resources and efforts to the development of serlopitant. As of March 31, 2019, we had capital resources consisting of cash, cash equivalents and investments of $121.5 million. We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. In the near term, we expect to incur substantial expenses relating to our ongoing and planned clinical trials and the development and validation of our commercial manufacturing process for serlopitant drug substance and drug product. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We also expect to incur expenses related to the recruitment and retention of personnel, working capital and other general corporate purposes. We may incur additional expenses in connection with expanding our pipeline, including by pursuing additional indications for serlopitant or the in-license or acquisition of additional drug candidates or commercial products. In November 2018 and January 2019, putative securities class action complaints were filed against us, certain of our current executive officers and directors, and certain underwriters in our initial public offering alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the initial public offering. This litigation could divert management’s attention, as well as resources, from our business.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for the three months ended March 31, 2019. However, because the outcome of any clinical trial or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and ultimate commercialization of serlopitant, if approved, nor the timing of such expenditures. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the sales agreement we entered into with Cantor Fitzgerald & Co. on February 1, 2019 in connection with our at-the-market offering program, through debt financings or from other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or planned operations.

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

•	the timing of the milestone payments we must make to Merck;
•	the costs of preparing to manufacture serlopitant drug substance and drug product on a commercial scale;
•	the cost of ongoing securities litigation or any future litigation to which we may become a party;
•	our ability to successfully commercialize serlopitant;
•	the manufacturing, selling and marketing costs associated with serlopitant, including the cost and timing of forming and expanding our sales organization and marketing capabilities;
•	the amount of sales and other revenues from serlopitant, including the sales price and the availability of adequate third-party reimbursement;
•	the degree and rate of market acceptance of any products launched by us or our partners;
•	the cash requirements of any future acquisitions of product candidates;
•	the progress, timing, scope and costs of our non-clinical studies and clinical trials, including the ability to enroll patients in a timely manner in potential future clinical trials;
•	the time and cost necessary to respond to technological and market developments;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need and ability to hire additional personnel;
•	our decision and ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

We may opportunistically seek financing before capital is required, including with our at-the-market offering program, based upon factors such as the market value of our securities, investor interest in acquiring ownership in our company, prevailing capital market conditions and results of our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate clinical trials or other development and commercialization activities for serlopitant.

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
•

the ability of our third-party manufacturers to manufacture sufficient quantities of serlopitant drug substance and drug product using appropriate processes at a cost appropriate for our stage of development;

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

Our business currently depends entirely on the successful development, regulatory approval and commercialization of serlopitant following completion of all required non-clinical and clinical trials, and generation of adequate CMC data. We have initiated two multi-center placebo-controlled double-blind Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis in 2018. We are also planning a Phase 3 clinical program for the treatment of pruritus associated with prurigo nodularis and enrolling patients in a Phase 2 trial in patients with CPUO. However, there can be no assurances that such clinical trials will be successful. For example, in 2018, our completed Phase 2 clinical trials of serlopitant for the treatment of refractory chronic cough and for the treatment of pruritus associated with atopic dermatitis did not meet their primary or key secondary endpoints.

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

•	the supply or quality of serlopitant or other materials necessary to conduct clinical trials of serlopitant may be insufficient or inadequate.

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

Results obtained in non-clinical studies and completed clinical trials may not predict success in later clinical trials.

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

We and other companies in the biopharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials. For example, in 2018, our completed Phase 2 clinical trials of serlopitant for the treatment of refractory chronic cough and for the treatment of pruritus associated with atopic dermatitis did not meet their primary or key secondary endpoints.

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

Due to the difficulty of objectively measuring pruritus, the assessment of pruritus in clinical trials typically involves the use of patient-reported outcome assessments, or PROs. PROs have an important role in the development and regulatory approval of treatments for pruritus. PROs involve patients’ subjective assessments of efficacy, and this subjectivity can increase the uncertainty of clinical trial outcomes assessing pruritus. Such assessments can be influenced by a number of factors and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical trial, leading to high variability in PRO measurements.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects on schedule. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population and the ability of clinical sites to successfully recruit and retain subjects in clinical trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. In particular, among our target indications, prurigo nodularis and CPUO are not well-recognized conditions which may make their trials more difficult to conduct or may significantly extend the expense and duration of these trials. We may not be able to initiate, continue, or complete clinical trials for certain indications, such as CPUO, if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials in a timely manner. If patient enrollment in a trial becomes too difficult, we may determine to cancel or significantly modify that trial. For example, we previously initiated a clinical trial of serlopitant to treat pruritus following burn injury but discontinued the trial due to lack of timely enrollment. Enrollment can also be affected by seasonality and other factors.

We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:

•	the eligibility criteria for the trial in question;
•	the prevalence and incidence of the conditions being studied in the clinical trials;
•	the perceived risks and benefits of serlopitant;
•

clinicians’ and patients’ perceptions as to the potential advantages of serlopitant in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating;

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

Our inability to enroll a sufficient number of subjects for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for serlopitant or delays in regulatory filings and progression, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we rely on and expect to continue to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we will have limited influence over their performance.

We rely on third parties to conduct our non-clinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize serlopitant.

We do not have the ability to independently conduct non-clinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct non-clinical studies and clinical trials on serlopitant. The third parties with whom we contract for execution of our non-clinical studies and clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. These third parties may also have relationships with other commercial entities, some of which may compete with us. In some cases, these third parties could terminate their agreements with us without cause.

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

In order for us to obtain approval of serlopitant, our contract manufacturers must, pursuant to inspections that would be conducted after we submit our NDA or relevant foreign regulatory submission, maintain a compliance status acceptable to the FDA and other comparable foreign regulatory agencies. We do not directly control the manufacturing of serlopitant, and we are completely dependent on our contract manufacturers for compliance with the cGMP requirements for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory agencies, we will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facilities. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of serlopitant, or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market serlopitant, if approved.

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

We have supply agreements in place for certain materials of our drug substance and drug products, but do not have in place long term supply agreements. Therefore, the supply of a particular material could be terminated at any time without penalty to the supplier. In addition, we may not be able to procure required materials from third-party suppliers at a quantity, quality and cost acceptable to us. Any interruption in the supply of single source material could cause us to seek alternative sources of supply or manufacture these materials internally. Furthermore, in some cases, we are relying on our third-party collaborators to procure supply of necessary materials. If the supply of any materials for serlopitant is interrupted, materials from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels, or at acceptable cost within required timeframes, if at all, to meet our needs or those of our third-party collaborators. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of serlopitant, causing us to incur additional costs, delay new product introductions, or lose sales, and could harm our reputation.

Investigator sponsored trials of serlopitant may produce results and safety signals that are beyond our control and impact our development and commercialization of serlopitant.

Serlopitant has been evaluated in a 14-patient exploratory investigator sponsored study at Stanford University as a potential treatment to reduce pruritus associated with epidermolysis bullosa, a rare and primarily pediatric skin condition. We have agreed that the Stanford University investigator may evaluate serlopitant in an additional investigator sponsored study in patients with pruritus associated with epidermolysis bullosa. In the future, we may permit other investigators to evaluate serlopitant in other investigator sponsored studies. These studies have the potential to result in unexpected or adverse clinical trial results, serious adverse events or the identification of other undesirable side effects, or unexpected characteristics of serlopitant or other product candidates, which could adversely impact our development programs.

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell serlopitant, if approved, or generate product revenue.

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

We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales organization and distribution systems or in lieu of our own sales organization and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize serlopitant. If we are not successful in commercializing serlopitant, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we would incur significant additional losses.

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

When entering collaboration arrangements, we are subject to a number of risks, including:

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial or abandon products, repeat or conduct new clinical trials, require a new formulation of products for clinical testing, may decide not to pursue development and commercialization of serlopitant or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to their acquisition of competitive products or their internal development of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

•	any safety issues or adverse side effects that result from trials conducted by a collaborator will adversely impact our ability to obtain regulatory approval for serlopitant;

•	any failure by a collaborator to demonstrate efficacy of serlopitant, in its clinical trials could decrease the perceived likelihood of success for our clinical trials;
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

•

collaboration agreements may be terminated and, if terminated, may result in delays or the need for a new collaborator or additional capital to pursue further development or commercialization of serlopitant in certain markets;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with serlopitant;
•	terms of any collaborations or other arrangements that we may establish may not be favorable to us;
•	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•	we will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators;
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

Although there are currently no approved drugs specifically indicated for pruritus associated with psoriasis, prurigo nodularis, or CPUO, either in the United States or in Europe, we may face competition from those companies that are developing drugs specifically to treat pruritus associated with a variety of underlying dermatologic or systemic conditions, companies that are developing and marketing NK1 receptor antagonists for other conditions, that, when approved, could be used off-label to treat pruritus and companies that currently market or are developing treatments intended directly to treat the underlying disease condition in psoriasis or prurigo nodularis that have also been shown to have anti-pruritic effects.

We are aware of multiple companies developing drug candidates targeting pruritus as the primary indication in clinical studies in the United States. Of these companies, Vanda Pharmaceuticals, Opko Health and Nerre Therapeutics, are known to be developing NK1 receptor antagonists for pruritus indications that may compete with serlopitant.

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

In the United States, private third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, no uniform policy for determining coverage and reimbursement for products exists among third-party payors and coverage and reimbursement can differ significantly from payor to payor. Each plan determines whether or not it will provide coverage, what amount it will pay, and with respect to pharmaceutical products, on what tier of its formulary such product will be placed. The position of a prescription drug on a formulary generally determines the co-payment that a patient will need to make to obtain the product and can strongly influence the adoption of a product by patients and physicians. Each plan may separately require us to provide scientific and clinical support for the use of our products and, as a result, the coverage determination process is often a time-consuming and costly process with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Our inability to obtain coverage and adequate reimbursement promptly from both government-funded and private payors for any approved products that we develop could significantly harm our operating results, our ability to raise capital needed to commercialize serlopitant and our overall financial condition.

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

Undesirable side effects caused by serlopitant could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Serlopitant has been dosed in approximately 1,600 individuals across multiple completed Phase 1 and Phase 2 clinical trials and has been shown to be well-tolerated, including when administered to patients in a clinical trial for up to one year, and in shorter trials at much higher doses than our current planned therapeutic dose. However, patients may experience adverse reactions when using serlopitant. The most commonly reported treatment-emergent adverse events across our four completed Phase 2 clinical trials for pruritus were urinary tract infection (4.8%, as compared to 2.5% for patients treated with placebo), nasopharyngitis (4.8%, as compared to 3.7% for patients treated with placebo), diarrhea (4.7%, as compared to 3.4% for patients treated with placebo) and headache (4.4% as compared to 6.3% for patients treated with placebo). Although we have not observed evidence of these adverse reactions causing a safety concern in our clinical programs, it is possible that the FDA may ask for additional data regarding any adverse events seen in our trials. Results of our ongoing or future trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for serlopitant for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, our patient population includes a substantial proportion of elderly participants, which may increase the risk of adverse events, related or unrelated to serlopitant during our clinical trials. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of serlopitant may only be uncovered with a significantly larger number of patients exposed to the drug. If serlopitant receives marketing approval, and we or others later identify undesirable side effects caused by it, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of serlopitant;
•	regulatory authorities may require additional warnings on the label;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

We must successfully manage multiple complex clinical trials simultaneously while growing our business.

We currently have multiple ongoing and planned Phase 2 and Phase 3 clinical trials of serlopitant, an ongoing long-term safety study of serlopitant and multiple planned and ongoing Phase 1 clinical studies of serlopitant to support an NDA. If the results of our ongoing and planned Phase 3 clinical trials are promising, we plan to rapidly submit an NDA for one or more of those indications. As of March 31, 2019, we had 41 employees. In order to manage our operations, clinical trials, regulatory filings, manufacturing and supply activities, marketing and commercialization activities for serlopitant, we will need to continue to expand our managerial, operational, finance, systems, facilities and other resources. To effectively execute our strategy, we must:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon our experienced senior management, including Steven Basta, Chief Executive Officer, Paul Kwon, M.D., Chief Scientific Officer, and Kristine Ball, Senior Vice President, Corporate Strategy and Chief Financial Officer. In April 2019, Mary Spellman, M.D., our Chief Medical Officer, notified the Company of her decision to leave her position with the Company, effective May 31, 2019, to pursue other opportunities. The loss of her services or the of any of the other members of our senior management team could materially adversely impact our ability to sustain or grow our operations.

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

We may not be successful in our efforts to develop and obtain regulatory approval for serlopitant in multiple indications or at all.

We are currently and intend to continue to develop serlopitant for multiple indications and we may seek approval for serlopitant for pruritus associated with one or more conditions.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of serlopitant.

We face an inherent risk of product liability exposure related to the testing of serlopitant in human clinical trials and will face an even greater risk if we sell serlopitant commercially. If we cannot successfully defend ourselves against claims that serlopitant causes injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently hold product liability insurance coverage in amounts that we believe are reasonable and customary for our industry and stage of development. This coverage may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of serlopitant. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials, including the components of serlopitant and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

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

Risks Related to Our Intellectual Property

We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of serlopitant.

There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot assure you that serlopitant will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing serlopitant. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of serlopitant.

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

Risks Related to Government Regulation

The regulatory approval process is lengthy, time-consuming, and highly uncertain, and we may experience significant delays and may not obtain regulatory approval for the commercialization of serlopitant.

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

Prior to obtaining approval to commercialize a drug candidate in the United States or abroad, we or any future collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such drug candidate is safe and effective for its intended uses. The number of non-clinical studies and clinical trials that will be required for FDA approval varies depending on many factors, including the drug candidate, the disease or condition that the drug candidate is designed to address, and results of non-clinical studies and clinical trials of the drug candidate. Even if we believe the non-clinical or clinical data serlopitant is promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a drug candidate for any or all targeted indications.

Regulatory approval of an NDA is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process and we may encounter matters with the FDA that requires us to expend additional time and resources and delay or prevent the approval of serlopitant. For example, the FDA may require us to conduct additional studies or trials for serlopitant either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects in our current clinical trials from the United States. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

•	a drug candidate may not be deemed safe or effective;
•	FDA officials may not find the data from non-clinical studies and clinical trials sufficient;
•

the FDA might not approve our third-party manufacturers’ processes or may find objectionable conditions at our third-party manufacturers’ facilities that must be corrected before serlopitant can be approved; or

•	the FDA may change its approval policies or adopt new regulations.

If serlopitant fails to demonstrate safety and efficacy in clinical trials or does not gain regulatory approval, our business and results of operations will be materially and adversely harmed. Additionally, if the FDA requires that we conduct additional clinical studies, places limitations on serlopitant in our label, delays approval to market serlopitant or limits the use of serlopitant, our business and results of operations may be harmed.

Even if we receive regulatory approval of serlopitant, the approval may be limited and we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with serlopitant.

Any regulatory approvals or other marketing authorizations we obtain for serlopitant may be subject to limitations on the indicated uses for which the product may be marketed or the conditions of approval or marketing authorization, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of serlopitant. In addition, if the FDA or a comparable foreign regulatory authority authorizes serlopitant for marketing, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record keeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with serlopitant, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of serlopitant. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is unclear. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may not obtain marketing approval, or we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our serlopitant and affect the prices we may obtain.

In the United States and some non-U.S. jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of serlopitant, restrict or regulate post-approval activities and affect our ability to profitably sell serlopitant for which we obtain marketing approval.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act was enacted in the United States to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on the pricing of medical items and services, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the Affordable Care Act of importance to serlopitant are the following:

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
•

any delay in our regulatory filings for serlopitant and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	adverse regulatory decisions, including failure to receive regulatory approval of serlopitant;
•	unanticipated serious safety concerns related to the use of serlopitant;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	future capital raising transactions;
•	conditions or trends in our industry;
•	changes in the market valuations of similar companies;
•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	investors’ general perception of our company and our business;
•	recruitment or departure of key personnel;
•	overall performance of the equity markets;
•	trading volume of our common stock;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on February 1, 2019, we filed a Registration Statement on Form S-3, covering the offering of up to $150 million of shares of common stock, preferred stock, debt securities, warrants, purchase contracts and units. In addition, on February 1, 2019, we filed a prospectus supplement and entered into the Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50,000,000, through an at-the-market equity offering program under which Cantor Fitzgerald will act as our sales agent.

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

As of March 31, 2019, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates will, in the aggregate, beneficially own 58.0% of our outstanding common stock.

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

As a California-domiciled public company, we are required to have additional women on our board of directors by the end of 2021.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified individuals to our board of directors. As a public company headquartered in California, we were required to have at least one woman on our board of directors by the end of 2019, which we complied with when, in March 2019, Elisabeth Sandoval joined our board. Under the California law, we will be required to have two or three women on our board by the end of 2021, depending on the size of our board at the time. While we intend to continue to comply with this California law by recruiting additional women to our board of directors, recruiting and retaining board members carries uncertainty, and failure to comply with this requirement will result in financial penalties.

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

Dated: May 2, 2019

Menlo Therapeutics Inc.

By:	/s/ Steven Basta
Steven Basta President and Chief Executive Officer

By:	/s/ Kristine Ball
Kristine Ball Senior Vice President, Corporate Strategy and Chief Financial Officer