Form 10-Q
period 2019-06-30
Menlo Therapeutics Inc.
filed 2019-08-01
CIK 1566044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Yes  ☐    No  ☒

As of July 15, 2019, there were 23,953,072 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Menlo Therapeutics Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,055	$49,510
Short-term investments	44,355	86,740
Prepaid expenses and other current assets	3,717	3,250
Total current assets	113,127	139,500
Property and equipment, net	128	146
Prepaid expenses and other long-term assets	144	282
Right-of-use asset	985	—
Total assets	$114,384	$139,928
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,704	$3,290
Accrued expenses and other current liabilities	6,487	6,254
Lease liability	715	—
Total current liabilities	11,906	9,544
Long term lease liability	301	—
Other non-current liabilities	—	7
Total liabilities	12,207	9,551
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock: $0.0001 par value; 300,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 23,944,397 and 23,233,184 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	248,155	241,106
Accumulated other comprehensive loss	5	(96)
Accumulated deficit	(145,986)	(110,636)
Total stockholders’ equity	102,177	130,377
Total liabilities and stockholders’ equity	$114,384	$139,928

See accompanying notes.

Menlo Therapeutics Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration and license revenue	$—	$10,143	$—	$10,640
Operating expenses:
Research and development	13,457	16,226	29,380	27,246
General and administrative	3,759	3,090	7,504	5,787
Total operating expenses	17,216	19,316	36,884	33,033
Loss from operations	(17,216)	(9,173)	(36,884)	(22,393)
Interest income and other expense, net	739	826	1,534	1,388
Net loss	$(16,477)	$(8,347)	$(35,350)	$(21,005)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	15	53	101	(98)
Comprehensive loss	$(16,462)	$(8,294)	$(35,249)	$(21,103)
Net loss attributable to common stockholders per share, basic and diluted	$(0.69)	$(0.36)	$(1.50)	$(1.04)
Weighted-average number of common shares used to compute basic and diluted net loss per share	23,893,580	22,872,196	23,591,554	20,242,341

See accompanying notes.

Menlo Therapeutics Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at March 31, 2019	23,672,235	$3	$245,147	$(129,509)	$(10)	$115,631
Issuance of common stock on exercise of stock options	25,746	—	71	—	—	71
Issuance of common stock under at-the-market offering, net of commissions and offering costs	246,416	—	1,864	—	—	1,864
Vesting of early exercised stock options	—	—	5	—	—	5
Stock-based compensation	—	—	1,068	—	—	1,068
Unrealized gain on available- for-sale securities	—	—	—	—	15	15
Net loss	—	—	—	(16,477)	—	(16,477)
Balance at June 30, 2019	23,944,397	$3	$248,155	$(145,986)	$5	$102,177

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2018	22,977,998	$3	$237,749	$(71,848)	$(202)	$165,702
Issuance of common stock under public offering, net	—	—	27	—	—	27
Vesting of early exercised stock options	—	—	8	—	—	8
Stock-based compensation	—	—	746	—	—	746
Unrealized loss on available- for-sale securities	—	—	—	—	53	53
Net loss	—	—	—	(8,347)	—	(8,347)
Balance at June 30, 2018	22,977,998	$3	$238,530	$(80,195)	$(149)	$158,189

See accompanying notes.

Menlo Therapeutics Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2018	-	$-	-	$-	-	$-	23,233,184	$3	$241,106	$(110,636)	$(96)	$130,377
Issuance of common stock on exercise of stock options	-	-	-	-	-	-	60,164	-	153	—	—	153
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	46,019	-	300	—	—	300
Issuance of common stock under at-the-market offering, net of commissions and offering costs	—	—	—	—	—	—	605,030	—	4,496	—	—	4,496
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	—	—	—	—	2,087	—	—	2,087
Unrealized gain on available- for-sale securities	—	—	—	—	—	—	—	—		—	101	101
Net loss	—	—	—	—	—	—	—	—	—	(35,350)	—	(35,350)
Net loss	—	—	—	—	—	—	23,944,397	$3	$248,155	$(145,986)	$5	$102,177
Balance at June 30, 2019

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit) Equity
Balance at December 31, 2017	14,300	$14,183	14,106,583	$44,820	11,854,463	$50,324	5,298,593	$1	$2,207	$(59,191)	$(51)	$(57,034)
Conversion of preferred stock to common stock	(14,300)	(14,183)	(14,106,583)	(44,820)	(11,854,463)	(50,324)	9,629,405	1	109,326	—	—	109,327
Issuance of common stock under public offering, net	—	—	—	—	—	—	8,050,000	1	125,416	—	—	125,417
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	12	—	—	12
Stock-based compensation	—	—	—	—	—	—	—	—	1,569	—	—	1,569
Unrealized loss on available- for-sale securities	—	—	—	—	—	—	—	—	—	—	(98)	(98)
Net loss	—	—	—	—	—	—	—	—	—	(21,005)	—	(21,005)
Balance at June 30, 2018	—	—	—	—	—	—	22,977,998	$3	$238,530	$(80,196)	$(149)	$158,188

See accompanying notes.

Menlo Therapeutics Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(35,350)	$(21,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28	6
Amortization of right-of-use-asset	329	—
Amortization of premium on investment securities	(430)	(320)
Stock-based compensation expense	2,087	1,569
Change in operating assets and liabilities:
Accounts receivable	—	693
Prepaid expenses and other current assets	(467)	1,259
Prepaid expenses and other long-term assets	138	(306)
Accounts payable	1,414	2,628
Accrued expenses and other current liabilities	246	7
Lease liability	(298)	—
Deferred revenue	—	(8,531)
Other non-current liabilities	(7)	56
Net cash used in operating activities	(32,310)	(23,944)
Investing activities
Purchase of property plant and equipment	(10)	—
Purchase of investments	(34,941)	(83,371)
Proceeds from sales of investments	14,042	5,100
Proceeds from maturities of investments	63,815	40,170
Net cash provided by (used in) investing activities	42,906	(38,101)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	4,496	125,423
Proceeds from purchases under the Employee Stock Purchase Plan	300	—
Proceeds from the exercise of stock options	153	—
Net cash provided by financing activities	4,949	125,423
Net increase in cash and cash equivalents	15,545	63,378
Cash and cash equivalents at beginning of period	49,510	10,206
Cash and cash equivalents at end of period	$65,055	$73,584
Non-cash financing activities
Addition of right-of-use-asset	$1,314	$—
Conversion of preferred stock to common stock	$—	$109,327

See accompanying notes.

Menlo Therapeutics Inc.

Notes to Unaudited Interim Condensed Financial Statements

1.Formation and Business of the Company

Menlo Therapeutics Inc. (the “Company”) is a late‑stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus, or itch, associated with various conditions such as prurigo nodularis, psoriasis and chronic pruritus of unknown origin, or CPUO. The Company believes serlopitant, a highly selective small molecule inhibitor of the neurokinin 1 receptor, or NK1‑R, given as a once-daily, oral tablet, has the potential to significantly alleviate pruritus.

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

During the three and six months ended June 30, 2019, the Company issued 246,416 and 605,030 shares, respectively of its common stock pursuant to the Company’s at-the-market offering program for aggregate net proceeds of $1.9 million after $0.06 million of commission and before $0.01 million of offering costs and $4.7 million after $0.1 million of commission and before $0.2 million of offering costs, respectively.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. For the six months ended June 30, 2019, the Company incurred a net loss of $35.4 million and used $32.3 million of cash in operations. As of June 30, 2019, the Company had cash, cash equivalents and investments of $109.4 million and an accumulated deficit of $146.0 million.

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

The Company believes that its existing cash, cash equivalents and investments as of June 30, 2019 will provide sufficient funds to enable it to meet its obligations for at least the next 12 months from the issuance of our financial statements as of and for the three and six months ended June 30, 2019.

2.Significant Accounting Policies

Basis of Presentation

The accompanying financial information for the three and six months ended June 30, 2019 is unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and include all adjustments, which include only normal and recurring adjustments necessary for the fair presentation of the Company’s condensed balance sheet as of June 30, 2019, its condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, its condensed statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2019 and 2018, and its condensed statements of cash flows for the six months ended June 30, 2019 and 2018.  The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other period(s). The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019.

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

Leases

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be presented in accordance with the Company’s historical accounting under ASC Topic 840, Leases. ASC 842 had an impact on the Company’s condensed balance sheet but did not have a significant impact on the Company’s net loss.

Under ASC 842, the Company determines if an arrangement is a lease at inception. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one-year or less. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the incremental borrowing rate based on industry peers in determining the present value of lease payments. The Company’s facility operating lease has one single component. The lease component results in a right-of-use asset being recorded on the balance sheet and amortized as lease expense on a straight-line basis in the Company’s condensed statements of operations.

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

In June 2018, the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new standard has been adopted effective January 1, 2019 and did not have a material impact on the Company’s condensed statements of operations and its condensed balance sheet. Prior period amounts were not adjusted and continue to be presented in accordance with the Company’s historical accounting under ASC Topic 718, Stock Based Compensation.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock and common stock options are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and six months ended June 30, 2019 and 2018, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(16,477)	$(8,347)	$(35,350)	$(21,005)
Denominator:
Weighted-average common shares outstanding	23,920,030	22,977,998	23,627,923	20,358,191
Less: weighted-average common shares subject to repurchase	(26,450)	(105,802)	(36,369)	(115,850)
Weighted-average common shares used to compute basic and diluted net loss per share	23,893,580	22,872,196	23,591,554	20,242,341
Net loss per share attributable to common stockholders
Basic and diluted	$(0.69)	$(0.36)	$(1.50)	$(1.04)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	June 30,
	2019	2018
	(unaudited)
Stock options available for issuance	1,935,455	2,221,926
Stock options outstanding	4,136,618	3,278,228
Outstanding common stock subject to repurchase	19,837	99,189
Shares issuable related to ESPP	511,313	—
Total	6,603,223	5,599,343

Other Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to our financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2019, except as noted below with respect to the Company’s adoption of ASC 842.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016‑02, Leases (ASC 842), which set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard required lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determined whether lease expense is recognized based on an effective interest method or on a straight‑line basis over the term of the lease, respectively. A lessee is also required to record a right‑of‑use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASC 842 supersedes the previous leases standard, ASC 840 Leases. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which provided a transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new standard has been adopted using the modified retrospective approach in the first quarter of 2019. The adoption did not have a material impact on the Company’s condensed statements of operations. The new standard has required the Company to establish liabilities and corresponding right-of-use assets on its condensed balance sheet for operating leases of $0.8 million that existed as of the January 1, 2019 adoption date.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019. The Company does not expect the adoption of this final rule to have a material impact on it’s condensed financial statements.

In June 2018, the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. The new standard has been adopted effective January 1, 2019 and did not have a material impact on the Company’s condensed statements of operations and its condensed balance sheet.

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

3.Cash Equivalents and Investments

At June 30, 2019 and December 31, 2018, the balance in the Company’s accumulated other comprehensive loss was comprised solely of activity related to the Company’s available‑for‑sale securities. There were no material realized gains or losses recognized on the sale or maturity of available‑for‑sale securities during the six months ended June 30, 2019 and June 30, 2018 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods. All of the Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers an investment security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through earnings to its impaired value and establishes that as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of June 30, 2019, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to change in credit risk, and the Company believes that it is more likely than not the investments will be held until maturity.

The following table summarizes the cash and available‑for‑sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2019 (unaudited)
Cash and money market funds	$16,831	$—	$—	$16,831
Corporate notes	28,089	19	(7)	28,101
Commercial paper	58,998	—	(10)	58,988
Agency bonds	3,000	—	—	3,000
Government notes	2,488	2	—	2,490
Total	$109,406	$21	$(17)	$109,410
Reported as:
Cash and cash equivalents				65,055
Short-term investments				44,355
Total				$109,410

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2018:
Cash and money market funds	$7,490	$—	$—	$7,490
Corporate notes	41,103	2	(70)	41,035
Commercial paper	63,036	—	—	63,036
Asset backed securities	12,236	—	(23)	12,213
Government notes	12,481	—	(5)	12,476
Total	$136,346	$2	$(98)	$136,250
Reported as:
Cash and cash equivalents				49,510
Short-term investments				86,740
Total				$136,250

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

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2019 (unaudited)
Assets:
Money market funds	$13,928	$—	$—	$13,928
Corporate notes	—	28,102	—	28,102
Commercial paper	—	58,988	—	58,988
Agency bonds	—	3,000	—	3,000
Government notes	—	2,490	—	2,490
Total assets	$13,928	$92,580	—	$106,508

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2018:
Assets:
Money market funds	$5,802	$—	$—	$5,802
Corporate notes	—	41,035	—	41,035
Commercial paper	—	63,036	—	63,036
Asset backed securities	—	12,213	—	12,213
Government notes	—	12,476	—	12,476
Total assets	$5,802	$128,760	$—	$134,562

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

On September 1, 2017, the Company entered into a new services agreement with JT Torii to provide research and development services, including regulatory, chemistry and manufacturing support and related materials that is distinct from the original Collaboration Agreement. The Company evaluated the new services agreement and determined that the research and materials delivered to JT Torii represented another contract that provides distinct goods and services to JT Torii. The fees received under the services agreement were recognized as and when such services were performed by the Company and JT Torii consumed the benefits of those services. During the three and six months ended June 30, 2018, the Company recognized revenue of $10.1 million and $10.6 million, respectively, in the condensed statements of operations and comprehensive loss related to the services and collaboration agreement. The services agreement terminated upon the termination of the Collaboration Agreement and the Company did not recognize any revenue in 2019.

6.Balance Sheets Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Accrued personnel expenses	$1,324	$2,649
Accrued clinical and development expenses	4,657	3,349
Other	506	256
Total	$6,487	$6,254

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

The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the Company’s initial public offering. The McKay action has been consolidated with the Savelstrov action and the claim for violations of Section 12(a)(2) has been dismissed.

The Company believes that the lawsuits are without merit and intends to vigorously defend itself. Accordingly, the Company cannot reasonably estimate any range of potential future charges, and the Company has not recorded any accrual for a contingent liability associated with these legal proceedings.

Leases

In September 2017, the Company entered into a lease agreement for its current location. The thirty-month lease, began on October 1, 2017 and provides approximately 14,000 square feet of office space in Redwood City, California. Base annual rent at lease inception was approximately $55,000 per month with annual increases. On April 12, 2019, the Company entered into an amendment to its lease agreement for its current location, which was effective on April 23, 2019, the date landlord consent was received. Under the amendment, the lease was extended for an additional nine months, from March 31, 2020 to December 31, 2020. The base rent during the extended term will be approximately $60,000 per month.

The Company recognized a right-of-use asset and corresponding lease liability on January 1, 2019, which was remeasured in April 2019 as a result of the amendment to its lease agreement by calculating the present value of lease payments, discounted at 8.41%, the Company’s estimated incremental borrowing rate, over the 1.7 year expected remaining term. As the Company’s lease does not provide an implicit rate, the Company estimated the incremental borrowing rate based on industry peers. Industry peers consist of several public companies in the biotechnology industry with comparable characteristics, including clinical trials progress and therapeutic indications. Amortization of the operating lease right-of-use asset for the current location amounted to $0.2 million and $0.3 million for the three and six months ended June 30, 2019 and was included in operating expense. As of June 30, 2019, the remaining lease term was 1.5 years.

The Company recognizes rent expense on a straight‑line basis over the respective lease period. Lease expense was $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2019 and $0.2 and $0.5 million, respectively, for the three and six months ended June 30, 2018. As of June 30, 2019, maturities of lease liability due under the Company’s lease are as follows (in thousands):

2019	$353
2020	732
Present value adjustment	(69)
Present value of lease payments	$1,016

Lease liability	$715
Long term lease liability	301
Present value of lease payments	$1,016

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2019 and December 31, 2018.

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

8.Stockholders’ Equity

Equity Incentive Plans

Under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”), the Company may grant options to purchase common stock, restricted stock awards, or directly issue shares of common stock to employees, directors and consultants of the Company. Under the 2011 Plan, options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. Following the closing of the Company’s initial public offering in January 2018, the Company has retired and has made no further awards under the 2011 Plan. The Company adopted a 2018 Omnibus Incentive Plan (the “2018 Plan”), effective January 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock and cash-based awards (including annual cash incentives and long-term cash incentives). Pursuant to the terms of the 2018 Plan in January 2019, the 2018 Plan share reserve automatically increased by 929,327 shares of common stock issuable. As of June 30, 2019, the Company has 1,935,455 shares of common stock reserved for issuance under the 2018 Plan.

The Company adopted a 2018 Employee Stock Purchase Plan (“ESPP”) in January 2018. The ESPP enables eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount of 15%. Six-month offer periods under the ESPP commenced on September 1, 2018. Pursuant to the terms of the ESPP in January 2019, the ESPP share reserve automatically increased by 232,332 shares of common stock. As of June 30, 2019, the Company has reserved 511,313 shares of common stock for issuance under the ESPP.

Total stock-based compensation expense for employees and non-employees recognized in the statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Research and development	$512	$316	$1,024	$742
General and administrative	556	430	1,063	827
Total stock-based compensation expense	$1,068	$746	$2,087	$1,569

The table below summarizes stock option and restricted award activity under the 2011 Plan and 2018 Plan:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2018	3,905,470	$5.35	8.65	$2,509
Forfeited/expired	(112,963)	9.10
Exercised	(60,164)	2.54		253
Granted	404,275	6.42
Balances at June 30, 2019	4,136,618	$5.39	8.32	$5,735

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

Overview

We are a late‑stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus, or itch, associated with various conditions such as prurigo nodularis, or PN, psoriasis and chronic pruritus of unknown origin, or CPUO. We believe that serlopitant, a highly selective small molecule inhibitor of the neurokinin 1 receptor, or NK1-R, given as a once-daily, oral tablet, has the potential to significantly alleviate pruritus.

We have a broad clinical development program for serlopitant as a once‑daily oral tablet treatment for pruritus. Our current development program includes the following:

•

We are conducting two Phase 3 clinical trials (one in the U.S. and one in Europe) to evaluate serlopitant as a treatment for pruritus associated with PN. Each trial is targeted to enroll approximately 280 patients. There are currently 213 patients enrolled in the U.S. trial and 241 patients enrolled in the European trial. We expect to report top-line data from these PN Phase 3 trials in the first half of 2020.

•

We are currently enrolling a 52-week, multicenter, open-label safety study of serlopitant for the treatment of pruritus. The objective of this study is to provide long-term safety data for serlopitant in adults with pruritus, consistent with ICH and FDA guidelines, which recommend that drugs being developed for long-term treatment be evaluated for safety in at least 100 patients treated for 12 months and 300 patients treated for 6 months. Over 350 patients have been enrolled in this open-label study to date.

•

We are conducting a Phase 2 clinical trial in patients with CPUO and expect to enroll approximately 200 patients in this trial. We have enrolled 143 patients in this trial to date. We expect to report top-line data from this trial in the first quarter of 2020.

•

In December 2018, we successfully completed a Phase 2 clinical trial in patients with pruritus associated with psoriasis which met the primary endpoint demonstrating a statistically significant improvement in pruritus in serlopitant-treated patients versus placebo. We have chosen to defer the decision to start a Phase 3 clinical program in pruritus associated with psoriasis until 2020 in consideration of prudent resource prioritization and allocation management. We plan to further clarify with the FDA the target population of patients for the proposed program, consider any learnings from our ongoing PN and CPUO trials once complete, and evaluate the opportunity in psoriasis compared to potential alternative investments, such as accelerating the CPUO development program.

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

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of serlopitant. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of June 30, 2019, we had an accumulated deficit of $146.0 million, primarily as a result of research and development and general and administrative expenses. We incurred net losses of approximately $16.5 million and $8.3 million for the three months ended June 30, 2019 and 2018, respectively and approximately $35.4 million and $21.0 million for the six months ended June 30, 2019 and June 30, 2018, respectively. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize serlopitant for the treatment of pruritus associated with one or more various conditions and we can provide no assurance that we will ever generate significant revenue or profits.

We have financed our operations primarily through private placements of convertible preferred stock and the sale and issuance of common stock in connection with our January 2018 initial public offering. In our initial public offering, we sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.4 million, net of underwriting commissions and related expenses. In addition, in February 2019, we filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $150.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. During the three and six months ended June 30, 2019, we issued 246,416 and 605,030 shares, respectively of common stock pursuant to our at-the-market offering program for aggregate net proceeds of $1.9 million after $0.06 million of commission and before $0.01 million of offering costs and $4.7 million after $0.1 million of commission and before $0.2 million of offering costs, respectively.

As of June 30, 2019, our cash, cash equivalents and investments totaled $109.4 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for the three and six months ended June 30, 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Collaboration and license revenue	$—	$10,143	$(10,143)	$-	$10,640	$(10,640)
Operating expenses:
Research and development	13,457	16,226	(2,769)	29,380	27,246	2,134
General and administrative	3,759	3,090	669	7,504	5,787	1,717
Loss from operations	(17,216)	(9,173)	(8,043)	(36,884)	(22,393)	(14,491)
Interest income and other expense, net	739	826	(87)	1,534	1,388	146
Net loss	$(16,477)	$(8,347)	$(8,130)	$(35,350)	$(21,005)	$(14,345)

Collaboration and License Revenue

Collaboration and license revenue for the three and six months ended June 30, 2018 was $10.1 and $10.6 million, respectively. Collaboration and license revenue for the three and six months ended June 30, 2018 primarily consisted of revenue we recognized during the period from the initial upfront payment of $11.0 million under the Collaboration Agreement with JT Torii. The Collaboration Agreement was terminated in June 2018.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2019 decreased to $13.5 million from $16.2 million for the corresponding period in 2018. The decrease is primarily due to a $3.0 million milestone payment to Merck associated with the initiation of our Phase 3 clinical trials for pruritus associated with prurigo nodularis in May 2018.

Research and development expenses for the six months ended June 30, 2019 increased to $29.4 million from $27.2 million for the corresponding period in 2018. The increase was primarily due to increases of $2.0 million in manufacturing expenses, $1.7 million in clinical trial expenses, $0.6 million in medical affairs related costs and $0.6 in personnel expenses as a result of an increase in our employee headcount and stock-based compensation expense. These increases were offset by a $3.0 million milestone payment to Merck in May 2018. For the periods presented, substantially all of our research and development expenses are related to our development activity for serlopitant.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 increased to $3.8 million from $3.1 million for the corresponding period in 2018. The increase was primarily due to an increase of $0.3 million in personnel expenses as a result of an increase in our employee headcount and stock-based compensation expense and an increase of $0.3 million in insurance fees.

General and administrative expenses for the six months ended June 30, 2019 increased to $7.5 million from $5.8 million for the corresponding period in 2018. The increase was primarily due an increase of $0.9 million in personnel expenses as a result of an increase in our employee headcount and stock-based compensation expense and an increase of $0.6 million in professional and insurance fees.

Interest Income and Other Expense, Net

Interest income and other expense, net for the three and six months ended June 30, 2019 and 2018 primarily consisted of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Through June 30, 2019, we have financed our operations primarily through the sale of equity securities. As of June 30, 2019, we had cash, cash equivalents and investments of $109.4 million. Our cash, cash equivalents and investments are held in money market accounts and investments in commercial paper, corporate notes, agency bonds, and government notes. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for the six months ended June 30, 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

In January 2018, we completed our initial public offering. We sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.4 million, net of underwriting commissions and related expenses.

In February 2019, we entered into a Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cantor Fitzgerald will act as our sales agent. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Cantor Fitzgerald is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cantor Fitzgerald under the Sales Agreement. During the three and six months ended June 30, 2019, we issued 246,416 and 605,030 shares, respectively of common stock pursuant to our at-the-market offering program for aggregate net proceeds of $1.9 million after $0.06 million of commission and before $0.01 million of offering costs and $4.7 million after $0.1 million of commission and before $0.2 million of offering costs, respectively.

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

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of serlopitant, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of serlopitant for one or more indications or delay our efforts to expand our product pipeline. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(32,310)	$(23,944)
Investing activities	42,906	(38,101)
Financing activities	4,949	125,423
Net increase in cash	$15,545	$63,378

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2019 was $32.3 million, primarily due to the net loss of $35.4 million, which amount was partially offset by stock-based compensation expense of $2.1 million and changes in operating assets and liabilities, including an increase in accounts payable and accrued expenses of $1.7 million and decrease in prepaid expenses and other current assets of $0.5 million.

Cash used in operating activities for the six months ended June 30, 2018 was $23.9 million, primarily due to the net loss of $21.0 million and decrease in deferred revenue of $8.5 million which amount was partially offset by stock-based compensation of $1.6 million, an increase in accounts payable of $2.6 million, and a decrease in prepaid expenses and other current assets of $1.3 million.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the six months ended June 30, 2019 was $42.9 million, which represented proceeds received from maturities and sales of investments of $77.9 million, partially offset by purchases of investments of $34.9 million.

Cash used in investing activities for the six months ended June 30, 2018 represented purchases of investments of $83.4 million, which amount was partially offset by proceeds received from maturities and sales of investments of $45.3 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 was $4.9 million, which consisted primarily of $4.7 million from our at-the-market offering program after $0.1 million of commission and before $0.2 million of offering costs and $0.3 million in proceeds from the issuance of common shares under the Employee Stock Purchase Plan.

Cash provided by financing activities for the six months ended June 30, 2018 was $125.4 million consisting of net proceeds from our initial public offering.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2019 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Lease obligations, net	$717	$368	$—	$—	$1,085

In December 2012, we entered into an exclusive worldwide royalty‑free license agreement with Merck for exclusive worldwide rights for the development and commercialization of serlopitant and two other NK1-receptor antagonists in all human diseases, disorders or conditions, except for the treatment and prevention of nausea or vomiting. We have agreed to make aggregate payments of up to $25.0 million dollars upon the achievement of specified development and regulatory milestones for serlopitant, of which, $3.0 million was paid in May 2018. However, because the achievement of these milestones is not fixed and determinable, such commitments have not been included on our balance sheet or in the Contractual Obligations and Commitments table above.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies during the six months ended June 30, 2019, except as noted in Note 2 to our financial statements with respect to our adoption of ASC 842.

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

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2019 and December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2019, we had cash, cash equivalents and investments of $109.4 million, consisting of interest‑bearing money market accounts and investments in corporate notes, commercial paper, agency bonds, and government securities, which would be affected by changes in the general level of United States interest rates. However, due to the short‑term maturities and the low‑risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments. Our market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2019 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

27

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

On November 8, 2018 and January 28, 2019, two purported class actions were filed in the Superior Court of California, San Mateo County, against the Company and certain of our officers and directors. The actions are entitled Savelstrov v. Menlo Therapeutics Inc., et al., and McKay v. Menlo Therapeutics Inc., et al. The underwriters for our initial public offering were also named as defendants in these lawsuits. The complaints contain identical allegations against the same defendants. Both complaints alleged that the Registration Statement and prospectus for our initial public offering contained false and misleading statements in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaints seek, among other things, an award of damages in an amount to be proven at trial, along with reimbursement of reasonable costs and expenses, including attorneys’ fees and expert fees. The McKay action has been consolidated with the Savelstrov action and the claim for violations of Section 12(a)(2) has been dismissed.

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

We are a late-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing serlopitant, which is our only product in development. We are not profitable and have incurred losses in each year since our inception in 2011. We have only a limited operating history upon which stockholders can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three and six months ended June 30, 2019 and 2018 was approximately $16.5 million and $35.4 million, respectively. As of June 30, 2019 we had an accumulated deficit of $146.0 million. We expect to continue to incur losses for at least the next few years, and we anticipate these losses will increase as we continue our development, seek regulatory approval of, and, if approved, begin to commercialize serlopitant. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

We have devoted substantially all of our financial resources and efforts to the development of serlopitant. As of June 30, 2019, we had capital resources consisting of cash, cash equivalents and investments of $109.4 million. We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. In the near term, we expect to incur substantial expenses relating to our ongoing and planned clinical trials and the development and validation of our commercial manufacturing process for serlopitant drug substance and drug product. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We also expect to incur expenses related to the recruitment and retention of personnel, working capital and other general corporate purposes. We may incur additional expenses in connection with expanding our pipeline, including by pursuing additional indications for serlopitant or the in-license or acquisition of additional drug candidates or commercial products. In November 2018 and January 2019, putative securities class action complaints were filed against us, certain of our current executive officers and directors, and certain underwriters in our initial public offering.  The complaints alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the initial public offering. This litigation could divert management’s attention, as well as resources, from our business. We maintain director and officer insurance with liability coverage limits that we believe are adequate and customary for the nature of our business, and we have submitted these claims to our insurance carrier. However, we may not have sufficient insurance coverage for these or future claims, and we may not be able to obtain additional or expanded insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Claims brought against us, with or without merit, could increase our insurance rates. Claims paid in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for the six months ended June 30, 2019. However, because the outcome of any clinical trial or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and ultimate commercialization of serlopitant, if approved, nor the timing of such expenditures. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the sales agreement we entered into with Cantor Fitzgerald & Co. on February 1, 2019 in connection with our at-the-market offering program, through debt financings or from other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or planned operations.

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

To date, we have invested substantially all of our efforts and financial resources in the development of serlopitant, which is our sole product candidate in development. Our prospects, including our ability to finance our operations and generate revenue from product sales, currently depend entirely on the successful development and commercialization of serlopitant. The clinical and commercial success of serlopitant will depend on a number of factors, including the following:

•	the timely completion of and results from our two ongoing Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis;
•	the timely completion of and results from our ongoing Phase 2 clinical trial of serlopitant for the treatment of pruritus associated with chronic pruritus of unknown origin, or CPUO;
•	the timely initiation of and results from any Phase 3 clinical trials, if conducted, of serlopitant for the treatment of pruritus associated with CPUO and pruritus associated with psoriasis;
•	the FDA’s requirements with regard to the number, design, size, conduct, or implementation of our planned and future clinical trials;
•	the ability of our clinical trials to demonstrate serlopitant’s safety and efficacy to the satisfaction of the FDA or foreign regulatory authorities;
•	the timely completion and results of any additional clinical trials and non-clinical studies conducted to support the filing for regulatory approvals of serlopitant;
•	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials prior to approval to market serlopitant for any indication;
•	our ability to execute on our clinical trial plans and monitor the conduct of the studies by the contract research organizations, or CROs, and medical institutions;
•	the prevalence, frequency and severity of adverse side effects of serlopitant;
•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities for our target indications;
•	our ability to raise sufficient additional capital to fund development, manufacturing and commercialization activities for serlopitant;
•	our ability to successfully commercialize serlopitant, if approved for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
•

the ability of our third-party manufacturers to manufacture sufficient quantities of serlopitant drug substance and drug product using appropriate processes at a cost appropriate for our stage of development;

•	the ability of our third-party manufacturers to comply with current good manufacturing practices, or cGMP;
•	achieving and maintaining compliance with all regulatory requirements applicable to serlopitant;
•	our success in educating physicians and patients about the benefits, administration and use of serlopitant;
•	the willingness of physicians and patients to utilize or adopt serlopitant;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	our ability to obtain and sustain an adequate level of reimbursement for serlopitant by third-party payors;
•	the effectiveness of our own or any future strategic collaborators’ marketing, sales and distribution strategy and operations;
•	the filing, prosecution, defense and enforcement of patent claims and other intellectual property rights;

•	a continued acceptable safety profile of serlopitant following approval; and
•	emerging safety signals from other drugs generally perceived to be in the same drug class as serlopitant, including NK1-receptor antagonists.

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

Our business currently depends entirely on the successful development, regulatory approval and commercialization of serlopitant following completion of all required non-clinical and clinical trials, and generation of adequate CMC data. We initiated two multi-center placebo-controlled double-blind Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis in 2018. We are also enrolling patients in a Phase 2 trial in patients with CPUO. However, there can be no assurances that such clinical trials, or any future clinical trials, will be successful. For example, in 2018, our completed Phase 2 clinical trials of serlopitant for the treatment of refractory chronic cough and for the treatment of pruritus associated with atopic dermatitis did not meet their primary or key secondary endpoints.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects on schedule. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population and the ability of clinical sites to successfully recruit and retain subjects in clinical trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. In particular, among our target indications, prurigo nodularis and CPUO are not well-recognized conditions which may make their trials more difficult to conduct or may significantly extend the expense and duration of these trials. We may not be able to initiate, continue, or complete clinical trials for certain indications, if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials in a timely manner. If patient enrollment in a trial becomes too difficult, we may determine to cancel or significantly modify that trial. For example, we previously initiated a clinical trial of serlopitant to treat pruritus following burn injury but discontinued the trial due to lack of timely enrollment. Enrollment can also be affected by seasonality and other factors.

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

Although there are currently no approved drugs specifically indicated for pruritus associated with psoriasis, prurigo nodularis, or CPUO, either in the United States or in Europe, we may face competition from those companies that are developing drugs specifically to treat pruritus associated with a variety of underlying dermatologic or systemic conditions, companies that are developing and marketing NK1-receptor antagonists for other conditions, that, when approved, could be used off-label to treat pruritus and companies that currently market or are developing treatments intended directly to treat the underlying disease condition in psoriasis or prurigo nodularis that have also been shown to have anti-pruritic effects.

We are aware of multiple companies developing drug candidates targeting pruritus as the primary indication in clinical studies in the United States. Of these companies, Vanda Pharmaceuticals, Opko Health and Nerre Therapeutics, are known to be developing NK1-receptor antagonists for pruritus indications that may compete with serlopitant.

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

We currently have multiple ongoing and planned Phase 2 and Phase 3 clinical trials of serlopitant, an ongoing long-term safety study of serlopitant and multiple ongoing Phase 1 clinical studies of serlopitant to support an NDA. If the results of our ongoing and planned Phase 3 clinical trials are promising, we plan to rapidly submit an NDA for one or more of those indications. As of June 30, 2019, we had 43 employees. In order to manage our operations, clinical trials, regulatory filings, manufacturing and supply activities, marketing and commercialization activities for serlopitant, we will need to continue to expand our managerial, operational, finance, systems, facilities and other resources. To effectively execute our strategy, we must:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon our experienced senior management, including Steven Basta, Chief Executive Officer, Paul Kwon, M.D., Chief Scientific Officer, Kristine Ball, Senior Vice President, Corporate Strategy and Chief Financial Officer. The loss of the services of any of the members of our senior management team could materially adversely impact our ability to sustain or grow our operations.

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

We are currently and intend to continue to develop serlopitant for multiple indications and we may seek approval for serlopitant for pruritus associated with one or more conditions. Because we have limited financial and management resources, our resource allocation decisions may impact the timing of our current programs.  For example, we recently chose to defer the decision to start a Phase 3 clinical program in pruritus associated with psoriasis until 2020.

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

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. In November 2018 and January 2019, putative securities class action complaints were filed against us, certain of our current executive officers and directors, and certain underwriters in our initial public offering.  The complaints allege violations of Sections 11 and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the initial public offering. This litigation could divert management’s attention, as well as resources, from our business. We maintain director and officer insurance with liability coverage limits that we believe are adequate and customary for the nature of our business, and we have submitted these claims to our insurance carrier. However, we may not have sufficient insurance coverage for these or future claims, and we may not be able to obtain additional or expanded insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Claims brought against us, with or without merit, could increase our insurance rates. Claims paid in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

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

As of June 30, 2019, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates will, in the aggregate, beneficially own 57.3% of our outstanding common stock.

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

We incur significant costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur significant additional legal, accounting and other costs, as compared to the costs we incurred as a private company. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, LLC, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We may experience significantly increased general and administrative expenses and a diversion of management’s time and attention from our primary business operations if we are required to invest significant resources to comply with new and evolving laws, regulations and standards. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

C) Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:

Exhibit Index

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	1/29/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	1/29/2018	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	1/12/2018	4.2

4.3	Second amended and Restated Investors’ Rights Agreement, dated June 28, 2017, by and among the Company and the investors listed therein.	S-1	12/28/2017	4.3

10.4	Professional Services Agreement, dated June 1, 2019, by and between the Company and Mary Spellman, M.D.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

Dated: August 1, 2019

Menlo Therapeutics Inc.

By:	/s/ Steven Basta
Steven Basta President and Chief Executive Officer

By:	/s/ Kristine Ball
Kristine Ball Senior Vice President, Corporate Strategy and Chief Financial Officer