Form 10-Q
period 2019-09-30
Menlo Therapeutics Inc.
filed 2019-10-31
CIK 1566044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).

Yes  ☐    No  ☒

As of October 15, 2019, there were 23,983,751 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Menlo Therapeutics Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,244	$49,510
Short-term investments	57,112	86,740
Prepaid expenses and other current assets	2,073	3,250
Total current assets	93,429	139,500
Long-term investments	2,004	—
Property and equipment, net	113	146
Prepaid expenses and other long-term assets	200	282
Right-of-use asset	830	—
Total assets	$96,576	$139,928
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,992	$3,290
Accrued expenses and other current liabilities	5,719	6,254
Lease liability	741	—
Total current liabilities	9,452	9,544
Long term lease liability	122	—
Other non-current liabilities	—	7
Total liabilities	9,574	9,551
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock: $0.0001 par value; 300,000,000 shares authorized at September 30, 2019 and December 31, 2018; 23,983,751 and 23,233,184 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	249,805	241,106
Accumulated other comprehensive gain (loss)	35	(96)
Accumulated deficit	(162,841)	(110,636)
Total stockholders’ equity	87,002	130,377
Total liabilities and stockholders’ equity	$96,576	$139,928

See accompanying notes.

Menlo Therapeutics Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration and license revenue	$—	$—	$—	$10,640
Operating expenses:
Research and development	12,622	10,667	42,003	37,913
General and administrative	4,804	3,035	12,309	8,822
Total operating expenses	17,426	13,702	54,312	46,735
Loss from operations	(17,426)	(13,702)	(54,312)	(36,095)
Interest income and other expense, net	571	855	2,107	2,243
Net loss	$(16,855)	$(12,847)	$(52,205)	$(33,852)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	30	48	131	(50)
Comprehensive loss	$(16,825)	$(12,799)	$(52,074)	$(33,902)
Net loss attributable to common stockholders per share, basic and diluted	$(0.70)	$(0.56)	$(2.20)	$(1.60)
Weighted-average number of common shares used to compute basic and diluted net loss per share	23,955,210	22,977,793	23,708,123	21,164,069

See accompanying notes.

Menlo Therapeutics Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2018	23,233,184	$3	$241,106	$(110,636)	$(96)	$130,377
Issuance of common stock on exercise of stock options	34,418	—	83	—	—	83
Issuance of common stock under Employee Stock Purchase Plan	46,019	—	300	—	—	300
Issuance of common stock under at-the-market offering, net of commissions and offering costs	358,614	—	2,632	—	—	2,632
Vesting of early exercised stock options	—	—	7	—	—	7
Stock-based compensation	—	—	1,019	—	—	1,019
Unrealized gain on available-for-sale securities	—	—	—	—	86	86
Net loss	—	—	—	(18,873)	—	(18,873)
Balance at March 31, 2019	23,672,235	$3	$245,147	$(129,509)	$(10)	$115,631

Issuance of common stock on exercise of stock options	25,746	—	71	—	—	71
Issuance of common stock under at-the-market offering, net of commissions and offering costs	246,416	—	1,864	—	—	1,864
Vesting of early exercised stock options	—	—	5	—	—	5
Stock-based compensation	—	—	1,068	—	—	1,068
Unrealized gain on available-for-sale securities	—	—	—	—	15	15
Net loss	—	—	—	(16,477)	—	(16,477)
Balance at June 30, 2019	23,944,397	$3	$248,155	$(145,986)	$5	$102,177

Issuance of common stock on exercise of stock options	183	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	30,679	—	129	—	—	129
Issuance of common stock under at-the-market offering, net of commissions and offering costs	8,492	—	42	—	—	42
Vesting of early exercised stock options	—	—	6	—	—	6
Stock-based compensation	—	—	1,473	—	—	1,503
Unrealized gain on available-for-sale securities	—	—	—	—	30	30
Net loss	—	—	—	(16,855)	—	(16,855)
Balance at September 30, 2019	23,983,751	$3	$249,805	$(162,841)	$35	$87,002

See accompanying notes.

Menlo Therapeutics Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2017	14,300	$14,183	14,106,583	$44,820	11,854,463	$50,324	5,298,593	$1	$2,207	$(59,191)	$(51)	$(57,034)
Conversion of preferred stock to common stock	(14,300)	(14,183)	(14,106,583)	(44,820)	(11,854,463)	(50,324)	9,629,405	1	109,326	—	—	109,327
Issuance of common stock under public offering, net	—	—	—	—	—	—	8,050,000	1	125,388	—	—	125,389
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	6	—	—	6
Stock-based compensation	—	—	—	—	—	—	—	—	822	—	—	822
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—		—	(151)	(151)
Net loss	—	—	—	—	—	—	—	—	—	(12,657)	—	(12,657)
Balance at March 31, 2018	—	—	—	—	—	—	22,977,998	$3	$237,749	$(71,848)	$(202)	$165,702

Issuance of common stock under public offering, net									27	—	—	27
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	8	—	—	8
Stock-based compensation	—	—	—	—	—	—	—	—	746	—	—	746
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	53	53
Net loss	—	—	—	—	—	—	—	—	—	(8,347)	—	(8,347)
Balance at June 30, 2018	—	—	—	—	—	—	22,977,998	$3	$238,530	$(80,195)	$(149)	$158,189

Issuance of common stock on exercise of stock options	—	—	—	—	—	—	254,186	—	494	—	—	494
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	6	—	—	6
Stock-based compensation	—	—	—	—	—	—	—	—	994	—	—	994
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	48	48
Net loss	—	—	—	—	—	—	—	—	—	(12,847)	—	(12,847)
Balance at September 30, 2018	—	—	—	—	—	—	23,232,184	$3	$240,024	$(93,042)	$(101)	$146,884

See accompanying notes.

Menlo Therapeutics Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(52,205)	$(33,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43	10
Amortization of right-of-use-asset	484	—
Amortization of premium on investment securities	(554)	(551)
Stock-based compensation expense	3,560	2,564
Change in operating assets and liabilities:
Accounts receivable	—	786
Prepaid expenses and other current assets	1,177	1,763
Prepaid expenses and other long-term assets	82	(354)
Accounts payable	(298)	240
Accrued expenses and other current liabilities	(517)	1,819
Lease liability	(452)	—
Deferred revenue	—	(8,531)
Other non-current liabilities	(7)	(10)
Net cash used in operating activities	(48,687)	(36,116)
Investing activities
Purchase of property plant and equipment	(11)	(118)
Purchase of investments	(78,346)	(109,952)
Proceeds from sales of investments	14,042	5,100
Proceeds from maturities of investments	92,615	75,165
Net cash provided by (used in) investing activities	28,300	(29,805)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	4,538	125,417
Proceeds from purchases under the Employee Stock Purchase Plan	429	—
Proceeds from the exercise of stock options	154	494
Net cash provided by financing activities	5,121	125,911
Net (decrease) increase in cash and cash equivalents	(15,266)	59,990
Cash and cash equivalents at beginning of period	49,510	10,206
Cash and cash equivalents at end of period	$34,244	$70,196
Non-cash financing activities
Addition of right-of-use-asset	$1,314	$—
Conversion of preferred stock to common stock	$—	$109,327

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

During the nine months ended September 30, 2019, the Company issued  613,522 shares of its common stock pursuant to the Company’s at-the-market offering program for aggregate net proceeds of $4.8 million after $0.1 million of commission and before $0.2 million of offering costs.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. For the nine months ended September 30, 2019, the Company incurred a net loss of $52.2 million and used $48.7 million of cash in operations. As of September 30, 2019, the Company had cash, cash equivalents and investments of $93.4 million and an accumulated deficit of $162.8 million.

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

The Company believes that its existing cash, cash equivalents and investments as of September 30, 2019 will provide sufficient funds to enable it to meet its obligations for at least the next 12 months from the issuance of our financial statements as of and for the three and nine months ended September 30, 2019.

2.Significant Accounting Policies

Basis of Presentation

The accompanying financial information for the three and nine months ended September 30, 2019  is unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and applicable rules and regulations of the Securities and Exchange

Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and include all adjustments, which include only normal and recurring adjustments necessary for the fair presentation of the Company’s condensed balance sheet as of September 30, 2019, its condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, its condensed statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2019 and 2018, and its condensed statements of cash flows for the nine months ended September 30, 2019 and 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other period(s). The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019.

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

Stock-Based Compensation

The Company maintains an equity incentive plan under which incentive stock options, restricted stock awards, and restricted stock units may be granted to employees, directors, and non-employees. In addition, the Company maintains an employee stock purchase plan (“ESPP”) under which employees may purchase shares of our common stock through payroll deductions.

The fair value of options to purchase common stock granted to employees, directors and non-employees is estimated on the grant date using the Black‑Scholes option valuation model. The calculation of stock‑based compensation expense requires that the Company make certain assumptions and judgments about a number of complex and subjective variables used in the Black‑Scholes model, including the expected term, expected volatility of the underlying common stock, and risk‑free interest rate. Such value is recognized as an expense over the requisite service period using the straight-line method.

The fair value of restricted stock units used in the Company’s expense recognition method is based on the closing price of the Company’s common stock on the date of the grant. Such value is recognized as an expense over the requisite service period using the straight-line method.

Stock-based compensation expense related to the ESPP is recognized based on the fair value of each award estimated on the first day of the offering period using the Black-Scholes option pricing model and recorded as expense over the service period using the straight-line method.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock and common stock options are considered to be potentially dilutive securities. Because the Company has reported a net loss for the three and nine months ended September 30, 2019 and 2018 , diluted net loss per common share is the same as basic net loss per common share for those periods.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(16,855)	$(12,847)	$(52,205)	$(33,852)
Denominator:
Weighted-average common shares outstanding	23,961,823	23,063,757	23,734,573	21,269,957
Less: weighted-average common shares subject to repurchase	(6,613)	(85,964)	(26,450)	(105,888)
Weighted-average common shares used to compute basic and diluted net loss per share	23,955,210	22,977,793	23,708,123	21,164,069
Net loss per share attributable to common stockholders
Basic and diluted	$(0.70)	$(0.56)	$(2.20)	$(1.60)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	September 30,
	2019	2018
	(unaudited)
Stock options available for issuance	937,566	2,195,901
Stock options outstanding	4,168,284	3,050,067
Restricted stock	966,040	—
Outstanding common stock subject to repurchase	—	79,351
Shares issuable related to ESPP	480,634	59,735
Total	6,552,524	5,385,054

Other Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to our financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2019, except as noted below with respect to the Company’s adoption of ASC 842.

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

3.Cash Equivalents and Investments

At September 30, 2019 and December 31, 2018, the balance in the Company’s accumulated other comprehensive gain (loss) was comprised solely of activity related to the Company’s available‑for‑sale securities. There were no material realized gains or losses recognized on the sale or maturity of available‑for‑sale securities during the three and nine months ended September 30, 2019 and September 30, 2018  and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.  All of the Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers an investment security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through earnings to its impaired value and establishes that as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of September 30, 2019, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to change in credit risk, and the Company believes that it is more likely than not the investments will be held until maturity.

The following table summarizes the cash and available‑for‑sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2019 (unaudited)
Cash and money market funds	$16,075	$—	$—	$16,075
Corporate notes	30,610	35	—	30,645
Commercial paper	32,438	—	(2)	32,436
Agency bonds	2,000	—	(1)	1,999
Asset backed securities	1,199	1	—	1,200
Government notes	11,003	3	(1)	11,005
Total	$93,325	$39	$(4)	$93,360
Reported as:
Cash and cash equivalents				34,244
Short-term investments				57,112
Long-term investments				2,004
Total				$93,360

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2018:
Cash and money market funds	$7,490	$—	$—	$7,490
Corporate notes	41,103	2	(70)	41,035
Commercial paper	63,036	—	—	63,036
Asset backed securities	12,236	—	(23)	12,213
Government notes	12,481	—	(5)	12,476
Total	$136,346	$2	$(98)	$136,250
Reported as:
Cash and cash equivalents				49,510
Short-term investments				86,740
Total				$136,250

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

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2019 (unaudited)
Assets:
Money market funds	$12,772	$—	$—	$12,772
Corporate notes	—	30,645	—	30,645
Commercial paper	—	32,436	—	32,436
Agency bonds	—	1,999	—	1,999
Asset backed securities	—	1,200	—	1,200
Government notes	—	11,005	—	11,005
Total assets	$12,772	$77,285	—	$90,057

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2018:
Assets:
Money market funds	$5,802	$—	$—	$5,802
Corporate notes	—	41,035	—	41,035
Commercial paper	—	63,036	—	63,036
Asset backed securities	—	12,213	—	12,213
Government notes	—	12,476	—	12,476
Total assets	$5,802	$128,760	$—	$134,562

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

On September 1, 2017, the Company entered into a new services agreement with JT Torii to provide research and development services, including regulatory, chemistry and manufacturing support and related materials that is distinct from the original Collaboration Agreement. The Company evaluated the new services agreement and determined that the research and materials delivered to JT Torii represented another contract that provides distinct goods and services to JT Torii. The fees received under the services agreement were recognized as and when such services were performed by the Company and JT Torii consumed the benefits of those services. During the three and nine months ended September 30, 2018 , the Company recognized revenue of zero and $10.6 million, respectively, in the condensed statements of operations and comprehensive loss related to the services and collaboration agreement. The services agreement terminated upon the termination of the Collaboration Agreement and the Company did not recognize any revenue in 2019.

6.Balance Sheets Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Accrued personnel expenses	$1,679	$2,649
Accrued clinical and development expenses	3,645	3,349
Other	395	256
Total	$5,719	$6,254

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

The Company recognized a right-of-use asset and corresponding lease liability on January 1, 2019, which was remeasured in April 2019 as a result of the amendment to its lease agreement by calculating the present value of lease payments, discounted at 8.41%, the Company’s estimated incremental borrowing rate, over the 1.7 year expected remaining term. As the Company’s lease does not provide an implicit rate, the Company estimated the incremental borrowing rate based on industry peers. Industry peers consist of several public companies in the biotechnology industry with comparable characteristics, including clinical trials progress and therapeutic indications. Amortization of the operating lease right-of-use asset for the current location amounted to $0.2 million and $0.5 million for the three and nine months ended September 30, 2019 and was included in operating expenses. As of September 30, 2019, the remaining lease term was 1.3 years.

The Company recognizes rent expense on a straight‑line basis over the respective lease period. Lease expense was $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2019 and $0.2 and $0.6 million, respectively, for the three and nine months ended September 30, 2018.   As of September 30, 2019, maturities of lease liability due under the Company’s lease are as follows (in thousands):

2019 (remaining)	$179
2020	732
Present value adjustment	(48)
Present value of lease payments	$863

Lease liability	$741
Long term lease liability	122
Present value of lease payments	$863

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2019 and December 31, 2018.

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

8.Stockholders’ Equity

Equity Incentive Plans

Under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”), the Company may grant options to purchase common stock, restricted stock awards, or directly issue shares of common stock to employees, directors and consultants of the Company. Under the 2011 Plan, options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. Following the closing of the Company’s initial public offering in January 2018, the Company has retired and has made no further awards under the 2011 Plan. The Company adopted a 2018 Omnibus Incentive Plan (the “2018 Plan”), effective January 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock and cash-based awards (including annual cash incentives and long-term cash incentives). Pursuant to the terms of the 2018 Plan in January 2019, the 2018 Plan share reserve automatically increased by 929,327 shares of common stock issuable. As of September 30, 2019, the Company has 937,566 shares of common stock reserved for issuance under the 2018 Plan.

The Company adopted a 2018 Employee Stock Purchase Plan (“ESPP”) in January 2018. The ESPP enables eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount of 15%. Six-month offer periods under the ESPP commenced on September 1, 2018. Pursuant to the terms of the ESPP in January 2019, the ESPP share reserve automatically increased by 232,332 shares of common stock. As of September 30, 2019, the Company has reserved 480,634 shares of common stock for issuance under the ESPP.

Total stock-based compensation expense for employees and non-employees recognized in the statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Research and development	$636	$475	$1,660	$1,217
General and administrative	837	519	1,900	1,347
Total stock-based compensation expense	$1,473	$994	$3,560	$2,564

The table below summarizes stock option activity under the 2011 Plan and 2018 Plan:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2018	3,905,470	$5.35	8.65	$2,509
Forfeited/expired	(197,689)	9.38
Exercised	(60,347)	2.54		254
Granted	520,850	5.97
Balances at September 30, 2019	4,168,284	$5.27	8.06	$2,816

During the three and nine months ended September 30, 2019, the Company granted 966,040 restricted stock units, which had a weighted-average award date fair value of $4.08 per share.

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

We have a broad clinical development program for serlopitant as a once‑daily oral tablet treatment for pruritus. Our current development program includes the following:

•

We are conducting two Phase 3 clinical trials (one in the U.S. and one in Europe) to evaluate serlopitant as a treatment for pruritus associated with PN. In October 2019, we completed enrollment in both trials with 285 patients enrolled in the U.S. trial and 295 patients enrolled in the European trial. We expect to report top-line data from these PN Phase 3 trials in March or April of 2020 and, if successful, could submit a new drug application for serlopitant for pruritus associated with PN in the second half of 2020.

•

We are currently enrolling a 52-week, multicenter, open-label safety study of serlopitant for the treatment of pruritus. The objective of this study is to provide long-term safety data for serlopitant in adults with pruritus, consistent with The International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use, or ICH and U.S. Food and Drug Administration, or FDA guidelines, which recommend that drugs being developed for long-term treatment be evaluated for safety in at least 100 patients treated for 12 months and 300 patients treated for 6 months. Over 450 patients have been enrolled in this open-label study to date.

•	We are conducting a Phase 2 clinical trial in 233 patients with CPUO. This trial is fully enrolled, and we expect to report top-line data in January or February of 2020.
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

Our current development program is based on three double‑blind Phase 2 clinical trials in patients with pruritus in which we observed clinically relevant and statistically significant improvements in pruritus in patients treated with serlopitant compared to patients treated with placebo.

•

Chronic Pruritus: Our first Phase 2 pruritus clinical trial, a dose-ranging trial conducted in 257 patients with chronic pruritus, met its primary and multiple secondary efficacy endpoints demonstrating greater pruritus reduction for patients treated at the two highest doses, serlopitant 5 mg and 1 mg daily, as compared with placebo.

•

Prurigo Nodularis: Our Phase 2 clinical trial conducted in 127 patients with PN, also met its primary and multiple secondary efficacy endpoints demonstrating greater pruritus reduction for patients treated with serlopitant versus placebo.

•

Psoriasis: Our Phase 2 clinical trial conducted in 204 patients with pruritus associated with psoriasis, met its primary endpoint and a key secondary endpoint, demonstrating greater pruritus reduction in serlopitant-treated patients versus placebo.

The safety of serlopitant has been assessed in more than 1,600 individuals, including healthy volunteers and patients with pruritus and other indications, and has been shown to be well tolerated, including when administered to patients in a clinical trial for up to one year.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of serlopitant. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of September 30, 2019, we had an accumulated deficit of $162.8 million, primarily as a result of research and development and general and administrative expenses. We incurred net losses of approximately $16.9 million and $12.8 million for the three months ended September 30, 2019 and 2018, respectively and approximately $52.2 million and $33.9 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize serlopitant for the treatment of pruritus associated with one or more various conditions and we can provide no assurance that we will ever generate significant revenue or profits.

We have financed our operations primarily through private placements of convertible preferred stock and the sale and issuance of common stock in connection with our January 2018 initial public offering. In our initial public offering, we sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.4 million, net of underwriting commissions and related expenses. In addition, in  February 2019, we filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $150.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. During the nine months ended September 30, 2019, we issued 613,522 shares of common stock pursuant to our at-the-market offering program for aggregate net proceeds of $4.8 million after $0.1 million of commission and before $0.2 million of offering costs.

As of September 30, 2019, our cash, cash equivalents and investments totaled $93.4 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for the three and nine months ended September 30, 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Collaboration and license revenue	$—	$—	$-	$-	$10,640	$(10,640)
Operating expenses:
Research and development	12,622	10,667	1,955	42,003	37,913	4,090
General and administrative	4,804	3,035	1,769	12,309	8,822	3,487
Loss from operations	(17,426)	(13,702)	(3,724)	(54,312)	(36,095)	(18,217)
Interest income and other expense, net	571	855	(284)	2,107	2,243	(136)
Net loss	$(16,855)	$(12,847)	$(4,008)	$(52,205)	$(33,852)	$(18,353)

Collaboration and License Revenue

Collaboration and license revenue for the three and nine months ended September 30, 2018 was zero and $10.6 million, respectively. Collaboration and license revenue for the nine months ended September 30, 2018 primarily consisted of revenue we recognized during the period from the initial upfront payment of $11.0 million under the Collaboration Agreement with JT Torii. The Collaboration Agreement was terminated in June 2018.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2019 increased to $12.6 million from $10.7 million for the corresponding period in 2018. The increase was primarily due to increases of $1.0 million in clinical trial expenses, $0.6 million in manufacturing related costs and $0.2 million in allocated expenses, such as facilities related costs.

Research and development expenses for the nine months ended September 30, 2019 increased to $42.0 million from $37.9 million for the corresponding period in 2018. The increase was primarily due to increases of $2.9 million in clinical trial expenses, $2.7 million in manufacturing related costs, $0.4 million in personnel expenses as a result of an increase in our employee headcount and stock-based compensation expense, $0.4 million in allocated expenses, such as facilities related costs and $0.4 million in medical affairs related costs. These increases were partially offset by a $3.0 million milestone payment to Merck in May 2018. For the periods presented, substantially all of our research and development expenses are related to our development activity for serlopitant.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 increased to $4.8 million from $3.0 million for the corresponding period in 2018. The increase was primarily due to an increase of $0.8 million in commercial launch planning related costs, $0.5 million in personnel expenses as a result of an increase in our employee headcount and stock-based compensation expense, and $0.3 million in insurance fees.

General and administrative expenses for the nine months ended September 30, 2019 increased to $12.3 million from $8.8 million for the corresponding period in 2018. The increase was primarily due to increases of $1.3 million in personnel expenses as a result of an increase in our employee headcount and stock-based compensation expense, $1.0 million in commercial launch planning related costs, $1.0 million in professional and insurance fees, and $0.6 million in legal expenses.

Interest Income and Other Expense, Net

Interest income and other expense, net for the three and nine months ended September 30, 2019 and 2018 primarily consisted of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Through September 30, 2019, we have financed our operations primarily through the sale of equity securities. As of September 30, 2019, we had cash, cash equivalents and investments of $93.4 million. Our cash, cash equivalents and investments are held in money market accounts and investments in commercial paper, corporate notes, agency bonds, asset-backed securities and government notes. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for the nine months ended September 30, 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

In January 2018, we completed our initial public offering. We sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.4 million, net of underwriting commissions and related expenses.

In February 2019, we entered into a Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cantor Fitzgerald will act as our sales agent. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Cantor Fitzgerald is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cantor Fitzgerald under the Sales Agreement. During the nine months ended September 30, 2019, we issued 613,522 shares of common stock pursuant to our at-the-market offering program for aggregate net proceeds of $4.8 million after $0.1 million of commission and before $0.2 million of offering costs.

We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. In the near term, we expect to incur substantial expenses relating to our ongoing and planned clinical trials of serlopitant. We also expect to incur expenses related to the recruitment and retention of personnel, working capital and other general corporate purposes. We may incur additional expenses in connection with expanding our pipeline, including by pursuing additional indications for serlopitant or the in-license or acquisition of additional drug candidates or commercial products. In November 2018 and January 2019, putative securities class action complaints were filed against us, certain of our current executive officers and directors, and certain underwriters in our initial public offering alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the initial public offering. This litigation could divert management’s attention, as well as resources, from our business. The complaints seek, among other things, an award of damages in an amount to be proven at trial, along with reimbursement of reasonable costs and expenses, including attorneys’ fees and expert fees. The claim for violations of Section 12(a)(2) has been dismissed.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(48,687)	$(36,116)
Investing activities	28,300	(29,805)
Financing activities	5,121	125,911
Net (decrease) increase in cash	$(15,266)	$59,990

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 was $48.7 million, primarily due to the net loss of $52.2 million and decrease in lease liabilities, accrued liabilities, and accounts payable of $1.3 million, which amount was partially offset by stock-based compensation expense of $3.6 million and decrease in prepaid expenses and other current assets of $1.2 million.

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

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2019 was $28.3 million, which represented maturities of investments of $92.6 million and proceeds from sales of investments of $14.0 million partially offset by purchases of investments of $78.3 million

Cash used in investing activities for the nine months ended September 30, 2018 represented purchases of investments of $110.0 million, which amount was partially offset by proceeds received from maturities and sales of investments of $80.3 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $5.1 million, which consisted primarily of $4.5 million from our at-the-market offering program after $0.1 million of commission and $0.2 million of offering costs, $0.4 million in proceeds from the issuance of common shares under the Employee Stock Purchase Plan, and $0.2 million in proceeds from common stock option exercise.

Cash provided by financing activities for the nine months ended September 30, 2018 consisted of $125.4 million of net proceeds from our initial public offering and $0.5 million in proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2019 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Lease obligations, net	$727	$184	$—	$—	$912

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2019, except as noted in Note 2 to our financial statements with respect to our adoption of ASC 842.

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

The fair value of options to purchase common stock granted to employees, directors and non-employees is estimated on the grant date using the Black‑Scholes option valuation model. The calculation of stock‑based compensation expense requires us to make certain assumptions and judgments about a number of complex and subjective variables used in the Black‑Scholes model, including the expected term, expected volatility of the underlying common stock, risk‑free interest rate, as well as estimating future forfeitures of unvested stock options. To the extent actual forfeiture results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period the estimates are revised. Such value is recognized as an expense over the requisite service period using the straight-line method.

The fair value of restricted stock units used in the Company’s expense recognition method is based on the closing price of the Company’s common stock on the date of the grant. Such value is recognized as an expense over the requisite service period using the straight-line method.

Stock-based compensation expense related to the ESPP is recognized based on the fair value of each award estimated on the first day of the offering period using the Black-Scholes option pricing model and recorded as expense over the service period using the straight-line method.

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

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2019 and December 31, 2018.

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We chose to “opt out” of this provision and, as a result, we comply with new or revised accounting standards when they are effective. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2019, we had cash, cash equivalents and investments of $93.4 million, consisting of interest‑bearing money market accounts and investments in corporate notes, commercial paper, agency bonds, asset backed securities and government securities, which would be affected by changes in the general level of United States interest rates. However, due to the low‑risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments. Our market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing serlopitant, which is our only product in development. We are not profitable and have incurred losses in each year since our inception in 2011. We have only a limited operating history upon which stockholders can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three and nine months ended September 30, 2019 and 2018 was approximately $16.9 million and $52.2 million, respectively. As of September 30, 2019 we had an accumulated deficit of $162.8 million. We expect to continue to incur losses for at least the next few years, and we anticipate these losses will increase as we continue our development, seek regulatory approval of, and, if approved, begin to commercialize serlopitant. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

We have devoted substantially all of our financial resources and efforts to the development of serlopitant. As of September 30, 2019, we had capital resources consisting of cash, cash equivalents and investments of $93.4 million. We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. In the near term, we expect to incur substantial expenses relating to our ongoing and planned clinical trials and the development and validation of our commercial manufacturing process for serlopitant drug substance and drug product. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We also expect to incur expenses related to the recruitment and retention of personnel, working capital and other general corporate purposes. We may incur additional expenses in connection with expanding our pipeline, including by pursuing additional indications for serlopitant or the in-license or acquisition of additional drug candidates or commercial products. In November 2018 and January 2019, putative securities class action complaints were filed against us, certain of our current executive officers and directors, and certain underwriters in our initial public offering.  The complaints alleg violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the initial public offering. This litigation could divert management’s attention, as well as resources, from our business. We maintain director and officer insurance with liability coverage limits that we believe are adequate and customary for the nature of our business, and we have submitted these claims to our insurance carrier. However, we may not have sufficient insurance coverage for these or future claims, and we may not be able to obtain additional or expanded insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Claims brought against us, with or without merit, could increase our insurance rates. Claims paid in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for the nine months ended September 30, 2019. However, because the outcome of any clinical trial or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and ultimate commercialization of serlopitant, if approved, nor the timing of such expenditures. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, including pursuant to the sales agreement we entered into with Cantor Fitzgerald & Co. on February 1, 2019 in connection with our at-the-market offering program, through debt financings or from other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or planned operations.

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
•

the timing of, and costs involved in, seeking and obtaining approvals from the U.S. Food and Drug Administration, or FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we currently expect, and the costs of post-marketing studies that could be required by regulatory authorities;

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

Our business currently depends entirely on the successful development, regulatory approval and commercialization of serlopitant following completion of all required non-clinical and clinical trials, and generation of adequate CMC data. We initiated two multi-center placebo-controlled double-blind Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis and we initiated a Phase 2 trial in patients with CPUO in 2018. However, there can be no assurances that such clinical trials, or any future clinical trials, will be successful. For example, in 2018, our completed Phase 2 clinical trials of serlopitant for the treatment of refractory chronic cough and for the treatment of pruritus associated with atopic dermatitis did not meet their primary or key secondary endpoints.

Development of serlopitant for use in pediatric patients may be a required element of our development program for some of our target indications. We have received a pediatric waiver from the FDA for pruritus associated with prurigo nodularis.

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

The primary efficacy analysis in our completed Phase 2 clinical trials of chronic pruritus and pruritus associated with prurigo nodularis was a statistically significant change in itch visual analogue scale, or VAS, from baseline compared to placebo measured at week six or eight. Based upon our interactions with the FDA, we will use a different efficacy analysis for our Phase 3 clinical trials, a 4-point responder rate on the worst-itch numeric rating scale, or WI-NRS. We analyzed 4-point responders in our chronic pruritus and prurigo nodularis Phase 2 clinical trials after the completion of the studies. The analyses of the percentage of patients with at least a 40 mm response in VAS, or a 4-point response on WI-NRS, were not pre-specified in our initial completed Phase 2 clinical trials’ statistical analysis plans and are thus considered post-hoc analyses. For these and other reasons, our Phase 2 clinical trials may not predict serlopitant’s ability to demonstrate a statistically significant reduction in pruritus using this measure in Phase 3 clinical trials. It is also possible that the FDA or other regulatory agencies may require additional endpoints that are not currently included in our serlopitant clinical trials.

In our completed Phase 2 clinical trial of serlopitant for pruritus associated with prurigo nodularis, concomitant medications for treatment of pruritus other than loratadine or cetirizine were excluded. In our Phase 3 clinical trials for pruritus associated with prurigo nodularis, patients are being permitted to take certain additional medications that were not permitted in the Phase 2 clinical trial. The efficacy or safety of serlopitant when used with other agents in the Phase 3 clinical trials may differ from the Phase 2 clinical trial as a result of these additional medications. Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may also reveal safety concerns that were not identified in earlier smaller or shorter trials.

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

The variability of PRO measures for itch and the high placebo response rates could adversely impact our serlopitant development program. PROs for itch assessment have historically been observed to have high placebo group response rates, including in some of our trials. For example, in our Phase 2 clinical trial in patients with chronic pruritus, patients receiving placebo reported a greater than 25% decrease from baseline in itch VAS scores. Variability in the placebo group response has adversely impacted clinical results of other therapies being tested for itch reduction and could adversely impact our clinical trial results. The variability of a PRO measure may be greater than some measures used for clinical trial assessments, and that variability can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement, and generally adversely impact a clinical development program by introducing additional uncertainties.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects on schedule. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population and the ability of clinical sites to successfully recruit and retain subjects in clinical trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. In particular, among our target indications, prurigo nodularis and CPUO are not well-recognized conditions, and although we have been able to enroll enough patients into clinical trials for these indications to date, this does not mean that future trials in these indications, if required, would be able to be enrolled in a timely manner at a reasonable cost. In addition, a sufficient number of subjects to meet FDA minimum requirements for long term safety evaluation of serlopitant at six months and one year of dosing has not yet been achieved in our ongoing open label, long-term safety study. We may not be able to initiate, continue, or complete clinical trials for certain indications, if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials in a timely manner. If patient enrollment in a trial becomes too difficult, we may determine to cancel or significantly modify that trial. For example, we previously initiated a clinical trial of serlopitant to treat pruritus following burn injury but discontinued the trial due to lack of timely enrollment. Enrollment can also be affected by seasonality and other factors.

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

Serlopitant has been evaluated in a 14-patient exploratory investigator sponsored study at Stanford University as a potential treatment to reduce pruritus associated with epidermolysis bullosa, a rare and primarily pediatric skin condition. The Stanford University investigator is also evaluating serlopitant in an additional investigator sponsored study in patients with pruritus associated with epidermolysis bullosa. In the future, we may permit other investigators to evaluate serlopitant in other investigator sponsored studies. These studies have the potential to result in unexpected or adverse clinical trial results, serious adverse events or the identification of other undesirable side effects, or unexpected characteristics of serlopitant or other product candidates, which could adversely impact our development programs.

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

Although there are currently no approved drugs specifically indicated for pruritus associated with psoriasis, prurigo nodularis, or CPUO, either in the United States or in Europe, we may face competition from those companies that are developing drugs specifically to treat pruritus associated with a variety of underlying dermatologic or systemic conditions, companies that are developing and marketing NK1-receptor antagonists for other conditions, that, when approved, could be used off-label to treat pruritus and companies that currently market or are developing treatments intended directly to treat the underlying disease condition in psoriasis, prurigo nodularis, or other diseases that have also been shown to have anti-pruritic effects.

We are aware of multiple companies developing drug candidates targeting pruritus as the primary indication in clinical studies in the United States. Of these companies, Vanda Pharmaceuticals and Nerre Therapeutics, are known to be developing NK1-receptor antagonists for pruritus indications that may compete with serlopitant.

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

Although we have monitored the subjects in our trials for certain safety concerns and we have not seen evidence of significant safety concerns in our clinical trials to date, patients treated with serlopitant may experience adverse reactions and it is possible that the FDA may ask for additional data regarding such matters.  As part of our preparations for the filing of a New Drug Application, we have conducted clinical trials to assess the pharmacokinetics of serlopitant in multiple patient populations, such as drug-drug interactions, and we have evaluated standard safety assessments in these patient populations. In this regard, we have evaluated the exposure to serlopitant in the presence of drugs that impact CYP3A4 activity, the primary pathway for serlopitant metabolism, and as expected, we have observed that coadministration of serlopitant with a CYP3A4 inhibitor may increase serlopitant concentrations and exposure, and coadministration with a CYP3A4 inducer may reduce serlopitant concentrations and exposure.  We plan to include the findings from our safety studies and drug-drug interaction studies in our NDA submission to FDA, and reference to findings from such studies could be included in final approved labeling for serlopitant, if approved.

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

We currently have multiple ongoing and planned Phase 2 and Phase 3 clinical trials of serlopitant, an ongoing long-term safety study of serlopitant and an ongoing Phase 1 clinical study of serlopitant to support an NDA. If the results of our ongoing and planned Phase 3 clinical trials are promising, we plan to rapidly submit an NDA for one or more of those indications. As of September 30, 2019, we had 42 employees. In order to manage our operations, clinical trials, regulatory filings, manufacturing and supply activities, marketing and commercialization activities for serlopitant, we will need to continue to expand our managerial, operational, finance, systems, facilities and other resources. To effectively execute our strategy, we must:

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

If serlopitant is approved for commercialization outside the United States, we may choose to commercialize it ourselves or enter into agreement with third parties to do so. If we chose to directly commercialize internationally, we expect that we will be subject to additional risks, including:

•	different regulatory requirements for drug approvals in foreign countries;
•	differing United States and foreign drug import and export rules;
•	different protection for intellectual property rights in foreign countries;
•	different and additional regulatory requirements regarding data privacy (e.g. the California Consumer Privacy Act and the EU General Data Protection Regulation);
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	different reimbursement systems, and different competitive drugs indicated or used to treat pruritus;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	potential liability resulting from development work conducted by these distributors; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

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

•

the U.S. Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals beginning in 2022, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members;

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the U.S. Tax Act, the remaining provisions of the ACA are invalid as well. While the Texas District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, will impact the ACA. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” More recently, in July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. We continue to evaluate the potential impact of the Affordable Care Act and its possible repeal or replacement on our business. The current Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act.

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

At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process or in other future legislation. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

At the state level, Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, California passed a new law which requires transparency from biopharmaceutical companies regarding price increases for prescription drugs. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.

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

Also, the European Parliament has adopted the General Data Protection Regulation, or the GDPR which became effective on May 25, 2018. This regulation replaced the EU’s 1995 data protection directive and is the single EU standard across all member states. The GDPR takes a broad view of the types of information that are deemed covered as personal identification information and contains provisions that require businesses to protect such personal data and the privacy of EU citizens for transactions that occur within EU member states. The GDPR also regulates the exportation of personal data outside of the EU. Non-compliance with the GDPR could result in significant penalties. We are working with our contract research organizations and clinical trial sites in Europe to ensure compliance with this regulation.

In the United States, California enacted the California Consumer Privacy Act (“CCPA”) on June 28, 2018, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. If any person, including any of our employees, clinical vendors or collaborators or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our clinical subject, clinical investigator or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. As above, under the GDPR there are significant new punishments for non-compliance which could result in a penalty of up to 4% of a firm’s global annual revenue. In addition, a data breach could result in negative publicity which could damage our reputation and have an adverse effect on our business, financial condition or results of operations.

We strive to comply with all applicable laws, but they may conflict with each other, and by complying withthe laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business.

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

As of September 30, 2019, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates will, in the aggregate, beneficially own 57.3% of our outstanding common stock.

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

C) Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:

Exhibit Index

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	1/29/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	1/29/2018	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	1/12/2018	4.2

4.3	Second amended and Restated Investors’ Rights Agreement, dated June 28, 2017, by and among the Company and the investors listed therein.	S-1	12/28/2017	4.3

10.1	Controlled Equity OfferingSM Sales Agreement, dated February 1, 2019, by and between Menlo Therapeutics Inc. and Cantor Fitzgerald & Co.	S-3	2/1/2019	1.2

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

Dated: October 31, 2019

Menlo Therapeutics Inc.

By:	/s/ Steven Basta
Steven Basta President and Chief Executive Officer

By:	/s/ Kristine Ball
Kristine Ball Senior Vice President, Corporate Strategy and Chief Financial Officer