Form 10-K
period 2019-12-31
Menlo Therapeutics Inc.
filed 2020-03-03
CIK 1566044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $100.5 million, computed by reference to the last sales price of $5.99 as reported by the Nasdaq Market as of June 30, 2019. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of common stock held by non-affiliates excluded 7,158,233 shares of common stock held by directors, officers and affiliates of directors. The number of shares owned by affiliates of directors was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

As of February 14, 2020, there were 24,438,631 shares of the registrant’s Common Stock outstanding.

i

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “if,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “project,” “seek,” “should,” “target,” “will,” “would,” “until,” and similar expressions or variations. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

our clinical and regulatory development plans for serlopitant, including the timing of the commencement of, and receipt of results from, our ongoing clinical trials and the timing of our submission of an NDA to the FDA for serlopitant;

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

In addition, the cautionary statement regarding forward looking statements set forth in Joint Proxy Statement/Prospectus filed with the SEC on January 6, 2020, and the documents incorporated by reference into the joint proxy statement/prospectus are incorporated herein, and this Annual Report may refer to forward-looking statements in the joint proxy statement/prospectus, which within the meaning of the federal securities law are subject to various risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in such statements. Words such as “anticipate,” “expect,” “project,” “intend,” “forecast,” “believe,” and words and terms of similar substance used in connection with any discussion of future plans, actions or events identify forward-looking statements. Such factors include, but are not limited to: (i) conditions to the Closing of the Merger may not be satisfied; (ii) the Merger may involve unexpected costs, liabilities or delays; (iii) the effect of the announcement of the Merger on the ability of Menlo or Foamix to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom Menlo or Foamix does business, or on Menlo’s or Foamix’s operating results and business generally; (iv) Menlo’s or Foamix’s respective businesses may suffer as a result of uncertainty surrounding the Merger and disruption of management’s attention due to the Merger; (v) the outcome of any legal proceedings related to the Merger; (vi) Menlo or Foamix may be adversely affected by other economic, business, and/or competitive factors; (vii) the risks and costs associated with clinical trials, including with respect to Menlo’s serlopitant for the treatment of pruritus associated with various conditions such as

PN; (viii) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; (ix) the risks and costs associated with the integration of, and the ability of Menlo and Foamix to integrate, the businesses successfully and to achieve anticipated synergies and other benefits from the Merger; (x) risks that the Merger disrupts current plans and operations; (xi) the risk that Menlo or Foamix may be unable to obtain governmental and regulatory approvals required for the transaction, or that required governmental and regulatory approvals may delay the transaction or result in the imposition of conditions that could reduce the anticipated benefits from the proposed transaction or cause the parties to abandon the proposed transaction; and (xii) other risks to consummation of the Merger, including the risk that the Merger will not be consummated within the expected time period or at all. In addition to the risk factors set forth herein, additional factors that may affect the future results of Menlo and Foamix are set forth in their respective filings with the SEC, including each of Menlo’s or Foamix’s most recently filed Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, which are available on the SEC’s website at www.sec.gov. See in particular Item 1A of Part II of Foamix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 under the heading “Risk Factors”. The risks and uncertainties described above and in Foamix’s most recent Quarterly Report on Form 10-Q are not exclusive and further information concerning Foamix, including factors that potentially could materially affect its business, financial condition or operating results, may emerge from time to time. Readers are urged to consider these factors carefully in evaluating these forward-looking statements. Readers should also carefully review the risk factors described in other documents that Menlo and Foamix file from time to time with the SEC.

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

BUSINESS

Overview

We are a late-stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus, or itch, associated with various conditions such as prurigo nodularis and psoriasis. We believe that serlopitant, a highly selective small molecule inhibitor of the neurokinin 1 receptor, or NK1-R, given as a once-daily, oral tablet, has the potential to significantly alleviate pruritus.

More than 80 million patients in the United States are affected by chronic pruritus associated with various conditions.  Chronic pruritus is defined as pruritus lasting longer than six weeks. Pruritus is the primary complaint among patients with prurigo nodularis and psoriasis, often significantly impacting their quality of life. Current therapies, however, do not adequately control pruritus in many of these patients. Accordingly, there is a significant opportunity for a once‑daily oral tablet therapy for pruritus associated with these disease conditions. We believe that serlopitant, if approved, may be adopted by physicians as an oral anti‑pruritic therapy either as an adjunct to topical or systemic treatments or as a monotherapy in patients for whom management of pruritus is the primary patient need. In January 2019, the FDA granted Breakthrough Therapy designation for serlopitant for the treatment of pruritus associated with prurigo nodularis. Breakthrough Therapy designation is granted to expedite the development and review process for drugs intended to treat a serious condition where preliminary clinical evidence indicates that the drug candidate may demonstrate substantial improvement over available therapies on a clinically significant endpoint.

Merger with Foamix and Change of Control

On November 10, 2019, we and Foamix Pharmaceuticals Ltd., or Foamix, and Giants Merger Subsidiary Ltd., a wholly-owned subsidiary of Menlo, or Merger Sub, entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 4, 2019, as may be further amended from time to time), or the Merger Agreement. Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into Foamix, with Foamix surviving as a wholly-owned subsidiary of Menlo, or the Merger.

The Merger is being undertaken to create a combined biopharmaceutical company, or the Combined Company, focused on the commercialization and development of therapeutics to serve patients in the dermatology space.  The transaction contemplated by the Merger Agreement will result in a change in control of our company as described below.  On February 6, 2020, the Merger was approved by both our stockholders and Foamix’ shareholders. The Merger is expected to close on March 9, 2020.

The Combined Company will have a diversified portfolio including an approved product and three late-stage product candidates focused on dermatologic indications:

•

Foamix recently received FDA approval for AMZEEQTM (minocycline) topical foam, 4%, for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in adults and pediatric patients nine years of age and older. AMZEEQTM is the first approved topical formulation of minocycline. Foamix commercially launched AMZEEQTM in the United States in January 2020.

•

Foamix has submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration (FDA) for FMX103 (minocycline) topical foam, 1.5%, for the treatment of moderate-to-severe papulopustular rosacea. The FDA set a Prescription Drug User Fee Act, or PDUFA, action date of June 2, 2020. If approved, FMX103 would be the first minocycline product available for rosacea patients. Foamix is also conducting a Phase II trial for FCD105, a topical combination foam of minocycline and adapalene, currently being evaluated in a phase 2 clinical trial for the treatment of moderate-to-severe acne vulgaris.

•

Menlo’s lead late-stage product candidate, serlopitant, is being developed as a novel treatment for pruritus.  Two Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis are fully enrolled, with results expected in March or April 2020.

The Combined Company has a compelling product portfolio and late-stage pipeline.  There are multiple recently completed or near-term upcoming milestones:

•	Commercial launch of AMZEEQTM in January 2020;
•	Phase 3 clinical trial results in the U.S. and Europe for serlopitant for the treatment of pruritus in prurigo nodularis in March or April 2020;
•	FMX103 PDUFA action date of June 2, 2020;
•	Phase 2 clinical trial results for FCD105 for treatment of moderate to severe acne with top-line data expected in mid-2020; and

•	Assuming successful completion of the Phase 3 clinical trials, NDA submission for serlopitant for the treatment of pruritus in prurigo nodularis is expected in the second half of 2020.

The rationale for the Merger is to create value for the combined shareholders of Foamix and Menlo by creating a Combined Company capable of realizing several synergies, including:

•	Value creation through greater future earnings momentum
•	Significant opportunity to leverage commercial infrastructure for multiple product launches
•	Significant cost synergies and improved balance sheet with extended cash runway.

The transaction is structured as a stock-for-stock exchange, enabling the Foamix and Menlo shareholders to share in the upside advantages of the Combined Company. Under the terms of the Merger Agreement at closing, each ordinary share of Foamix will be exchanged for 0.5924 of our shares of common stock and a non-transferrable contingent stock right, or CSR. The number of shares of our common stock to be received by Foamix shareholders will be subject to upwards adjustment via a CSR to 1.2739 or 1.8006 shares of our common stock for each ordinary share of Foamix if (a) on or prior to May 31, 2020, proof of statistically significant superiority of serlopitant treatment over placebo treatment on the primary endpoint, as set out in the Merger Agreement (“Serlopitant Significance”), was achieved in one Phase III PN trial but was not achieved (or has not been determined) in the other Phase III PN trial or (b) on or prior to May 31, 2020, Serlopitant Significant was not achieved in either Phase III PN trial or if the Efficacy Determination has not been delivered on or before May 31, 2020, respectively.

After the completion of the Merger, we will continue as a public company, with our common stock continuing to be listed and traded on Nasdaq, and will serve as the parent company of Foamix. Our headquarters will be moved to Bridgewater, New Jersey (the location of Foamix’s current U.S. headquarters). We will continue as a Delaware corporation and will continue to be governed by our existing Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the Delaware General Corporation Law (DGCL). If the Merger is consummated successfully, the Combined Company would be led by David Domzalski, CEO of Foamix and the other members of the Foamix management team.  The board of the Combined Company would consist of five members designated by Foamix (including Mr. Domzalski) and two members designated by us (including Steve Basta, our current CEO).

Serlopitant Clinical Development Pipeline Summary

Our serlopitant development pipeline is summarized in the figure below:

We have a broad clinical development program for serlopitant, which is designated as a once‑daily oral tablet for treatment of pruritus. Our current development program includes the following:

•

We are conducting two Phase 3 clinical trials (one in the U.S. and one in Europe) to evaluate serlopitant as a treatment for pruritus associated with prurigo nodularis. In October 2019, we completed enrollment in both trials with 285 patients enrolled in the U.S. trial and 295 patients enrolled in the European trial. We expect to report top-line data from these PN Phase 3 trials in March or April of 2020 and, if successful, we could potentially submit an NDA for serlopitant for pruritus associated with PN in the second half of 2020.

•

We have completed enrollment in a 52-week, multicenter, open-label safety study of serlopitant for the treatment of pruritus. The objective of this study is to provide long-term safety data for serlopitant in adults with pruritus, consistent with The International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use, or ICH and U.S. Food and Drug Administration, or FDA guidelines, which recommend that drugs being developed for long-term treatment be evaluated for safety in at least 100 patients treated for 12 months and 300 patients treated for 6 months. 558 patients have been enrolled in this open-label study.

•

In December 2018, we successfully completed a Phase 2 clinical trial in patients with pruritus associated with psoriasis which met the primary endpoint demonstrating a statistically significant improvement in pruritus in serlopitant-treated patients versus placebo. We have chosen to defer the decision to start a Phase 3 clinical program in pruritus associated with psoriasis until 2020 in consideration of prudent resource prioritization and allocation management. We plan to consider any learnings from our ongoing PN trials once complete and our recently completed CPUO trial and evaluate the opportunity in psoriasis compared to potential alternative investments.

Our current development program is focused on three double‑blind Phase 2 clinical trials in patients with pruritus in which we observed clinically relevant and statistically significant improvements in pruritus in patients treated with serlopitant compared to patients treated with placebo.

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

Psoriasis: Our Phase 2 clinical trial conducted in 204 patients with pruritus associated with psoriasis, met its primary endpoint and a key secondary endpoint, demonstrating greater pruritus reduction in serlopitant-treated patients versus placebo.  In February 2020, we announced top-line results from a Phase 2 clinical trial in 233 patients with chronic pruritus of unknown origin, or CPUO, in which treatment with serlopitant failed to demonstrate benefit versus placebo on the primary endpoint. In addition, there were no meaningful differences observed between the serlopitant and placebo groups in the prospectively-defined secondary endpoints. Based upon the results of this trial, we do not anticipate further development of serlopitant for the treatment of CPUO.

The safety of serlopitant has been assessed in more than 2,000 individuals, including healthy volunteers and patients with pruritus and other indications, and has been shown to be well tolerated, including when administered to patients in a clinical trial for up to one year.

Management

Members of our current Menlo management team have extensive experience in product development, having held drug development, commercial and leadership roles at numerous biopharmaceutical and dermatology products companies.

If the Merger is consummated successfully, the Combined Company will be managed by the current Foamix management team and would be led by David Domzalski, CEO of Foamix and headquartered in New Jersey. The board of the Combined Company would consist of five members designated by Foamix (including Mr. Domzalski) and two members designated by us (including Steve Basta, our current CEO).

Disease Overview

Chronic pruritus, defined as itching lasting longer than six weeks, affects approximately 80 million people in the U.S. and can be as burdensome as chronic pain in negatively impacting a patient’s quality of life. The urge to scratch can be unbearable, and the act of scratching can remove layers of skin and break the skin barrier leading to bleeding, scarring and greatly increasing the risk of infection. Similar to chronic pain, severe chronic pruritus causes a number of physical and psychological issues that substantially impact patients’ day-to-day well-being. Pruritus can lead to trouble sleeping, resulting in loss of work productivity and increased anxiety and depression as patients struggle to maintain self-control. Pruritus is the primary patient complaint in each of our current pruritus development programs:

•

Prurigo nodularis is a severely pruritic chronic skin disorder affecting primarily older adults and is characterized by multiple, firm, itchy nodules typically found on a patient’s arms, legs and trunk. We estimate that there are approximately 500,000 to 1 million people with prurigo nodularis in the United States. Prurigo nodularis results from a vicious cycle of repeated itching and scratching leading to formation of raised, inflamed skin nodules that can develop sores or become hard and crusty. The itching sensation in prurigo nodularis is extreme and often leads to scratching to the point of bleeding or pain. Prurigo nodularis may be associated with a variety of dermatologic and systemic diseases such as atopic dermatitis, psoriasis, diabetes, chronic renal failure and HIV infection.

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

Our Solution: Serlopitant

We are developing serlopitant, a small molecule, highly selective NK1‑R antagonist, as a once‑daily oral tablet therapy to reduce pruritus in patients with prurigo nodularis and psoriasis. We believe serlopitant has the potential to be a safe and efficacious treatment for pruritus based on the following:

•

Three large multicenter randomized Phase 2 clinical trials have demonstrated a statistically significant reduction of pruritus.  Three completed double‑blind Phase 2 clinical trials met their primary efficacy endpoints and multiple secondary efficacy endpoints, demonstrating greater reduction of pruritus in patients treated with serlopitant compared with the patients treated with placebo. In addition, several proof‑of‑concept preclinical studies and clinical trials with other NK1‑R antagonists have shown the benefit of NK1‑R inhibition in pruritus.

•

Serlopitant has been evaluated in more than 2,000 individuals and has been shown to be well-tolerated, including when administered to patients in a clinical trial for up to one year. Serlopitant has been studied in multiple completed Phase 1 and Phase 2 clinical trials, including the five Phase 2 clinical trials conducted by us for pruritus, one Phase 2 clinical trial conducted by us for refractory chronic cough, and two Phase 2 clinical trials conducted by Merck for other indications. In several of these clinical trials, much higher doses than our current target therapeutic dose have been used (including a 50 mg dose used for up to 28 days in one study), and more than 40 patients have been treated for up to one year at a dose comparable to our target therapeutic dose.  We believe this safety experience supports development of serlopitant for chronic dosing.

•

Serlopitant, if approved, could fit easily into the current treatment regimen for our target indications.  Serlopitant, if approved, would be a once‑daily oral tablet therapy and could be used as an adjunct to standard of care topical or systemic treatments for pruritic conditions. The drug interaction profile of serlopitant supports its use with a wide range of standard of care therapies, and the simple once‑daily oral dosing regimen can be added to current therapy to manage pruritus. Serlopitant may also be used as a monotherapy for patients for whom management of the pruritus is the primary patient need.

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

Prurigo Nodularis Ongoing Phase 3 Clinical Trials

In 2018 we initiated two multicenter, placebo‑controlled, double‑blind Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis. These trials are intended to evaluate if treatment with 5 mg serlopitant daily for ten weeks can reduce pruritus associated with prurigo nodularis compared with placebo. We are conducting one trial in the United States and one in Europe. Both trials are fully enrolled with 285 patients at 46 sites in the US trial and 295 patients at 39 sites in in the European trial. The trials enrolled patients with a worst‑itch NRS score, or WI‑NRS, of at least seven at screening. The primary efficacy analysis for both of these trials is a four‑point responder rate in the WI‑NRS at ten weeks. Secondary efficacy endpoints will include WI‑NRS at four weeks, change in WI‑NRS from baseline to day seven and day three, change in number of night time scratching events from baseline to week eight and changes in a measure of scratching behavior. Results from both trials are expected in March or April of 2020.

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

Psoriasis Phase 3 Clinical Program

We have chosen to defer the decision to start a Phase 3 clinical program in pruritus associated with psoriasis until 2020 in consideration of prudent resource prioritization and allocation management. We plan to consider any learnings from our ongoing PN trials once completed and our recently completed CPUO trial and evaluate the opportunity in psoriasis compared to potential alternative investments.

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

CPUO Completed Phase 2 Clinical Trial

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

In the fourth quarter of 2018, we commenced a multicenter, placebo‑controlled double‑blind Phase 2 clinical trial of serlopitant for the treatment of CPUO and began enrolling patients in the first quarter of 2019. This trial enrolled 233 patients who have experienced CPUO for at least six months prior to enrollment across 36 sites in the U.S. This trial included a ten-week treatment period and a five-week follow-up period. This trial was intended to evaluate if treatment with 5 mg serlopitant daily for ten weeks can reduce CPUO compared to placebo. The primary efficacy analysis compared serlopitant versus placebo based on a WI-NRS 4-point or greater responder rate at week ten.

CPUO Completed Phase 2 Clinical Trial Efficacy Results

In February 2020, we announced top-line results from this clinical trial in which treatment with serlopitant failed to demonstrate benefit versus placebo on the primary endpoint.  In the trial, 37.9% of patients treated with serlopitant 5 mg daily (N=116) achieved a 4-point or greater improvement in the WI-NRS, at week ten compared to baseline (primary efficacy endpoint) vs. 39.3% of patients treated with placebo (N=117).  In addition, there were no meaningful differences observed between the serlopitant and placebo groups in the prospectively-defined secondary endpoints.

CPUO Completed Phase 2 Clinical Trial Safety Results

Serlopitant was well-tolerated in this Phase 2 clinical trial.  Two patients had a total of three SAEs that were assessed as unlikely related to serlopitant (intracranial mass, metastasis, pulmonary embolism). The most common TEAEs in the serlopitant group were diarrhea (6.9%), somnolence (5.2%), fatigue and headache (2.6% each). The most common TEAEs in the placebo group were gastroesophageal reflux disease and arthralgia (2.6% each).

Other Clinical Studies

In addition to the three successful clinical trials we have conducted with serlopitant for the treatment of pruritus, in 2018 we completed a Phase 2 pruritus clinical trial in 484 patients with pruritus associated with atopic dermatitis. Though numerical differences favoring the serlopitant treated groups were evident at all timepoints, the study did not meet its primary and secondary efficacy endpoints, with no statistically significant difference demonstrated. In February 2020, we announced top-line results from a Phase 2 clinical trial in 233 patients with CPUO in which treatment with serlopitant failed to demonstrate benefit versus placebo on the primary and key secondary endpoints. In 2018, we also completed a Phase 2 clinical trial in 185 patients with refractory chronic cough in which treatment with serlopitant failed to demonstrate benefit versus placebo on the primary and key secondary endpoints.

In addition to our efficacy and safety studies noted above, we have conducted additional studies required for regulatory review of serlopitant.  These include pharmacokinetics studies, safety studies, and other studies as needed to support our applications for regulatory approval in the United States and internationally.

Safety

Serlopitant has been evaluated in more than 2,000 individuals across multiple completed Phase 1 and Phase 2 clinical trials. Single doses up to 400 mg and doses up to 50 mg a day for four weeks have been administered. Doses of 4 mg (in a liquid filled capsule, which provides comparable exposure to our current 5 mg tablet) a day for up to one year have been administered. Serlopitant has been well tolerated to date. Across all completed Phase 2 studies, including the trials conducted by Merck, five patients have experienced SAEs which have been assessed by the reporting investigator or us as related to serlopitant; each of these SAEs has been reported only once. The most commonly reported treatment‑emergent adverse events across all completed Phase 2 studies excluding our recently completed Phase 2 clinical trial in CPUO patients, were urinary tract infection (4.8%, as compared to 2.5% for patients treated with placebo), nasopharyngitis (4.8%, as compared to 3.7% for patients treated with placebo), diarrhea (4.7%, as compared to 3.4% for patients treated with placebo) and headache (4.4%, as compared to 6.3% for patients treated with placebo). In our recently completed Phase 2 clinical trial in CPUO patients, the most common treatment‑emergent adverse events in the serlopitant group were diarrhea (6.9%), somnolence (5.2%), fatigue and headache (2.6% each), and the most common treatment‑emergent adverse events in the placebo group were gastroesophageal reflux disease and arthralgia (2.6% each).

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

Regulatory Pathway

We expect to report top-line data from our PN Phase 3 trials in March or April of 2020 and, if these clinical trials are successful, we plan to submit an NDA for serlopitant for pruritus associated with PN in the second half of in 2020.

In January 2019, the FDA granted Breakthrough Therapy designation, or BTD, for serlopitant to treat pruritus associated with PN. Breakthrough Therapy designation is granted to expedite the development and review process for drugs intended to treat a serious condition where preliminary clinical evidence indicates that the drug candidate may demonstrate substantial improvement over available therapies on a clinically significant endpoint. We have had multiple interactions with the FDA regarding our development program and planned NDA submission for pruritus associated with prurigo nodularis, including an end-of-Phase 2 meeting, a CMC end of Phase 2 review, an initial multidisciplinary BTD meeting, among others. Guidance received from the FDA during these interactions provided overall concurrence with our NDA submission plan including our nonclinical, clinical and CMC development programs and the content and format of the planned NDA.

The serlopitant development program was designed with a global registration aim, however our initial regulatory submission will be made in the US with an NDA for serlopitant for treatment of pruritus associated with prurigo nodularis.

Based on communications with the FDA, Menlo anticipates a Priority Review designation will be granted for this NDA under the provisions of BTD for use of serlopitant in the proposed indication.

In addition to treatment of pruritus associated with PN, we may pursue further development of serlopitant in other pruritic populations.

Competition

Although there are currently no approved drugs in the United States or Europe specifically indicated for the treatment of pruritus associated with prurigo nodularis and psoriasis, we may face competition from companies that are developing drugs specifically to treat pruritus associated with a variety of underlying dermatologic or systemic conditions; from companies that are developing and marketing NK1 receptor antagonists for other conditions, that, if approved, could be used off-label to treat pruritus; and from companies that currently market or are developing treatments intended to treat the underlying disease condition in psoriasis, or prurigo nodularis that have also been shown to have anti-pruritic effects.

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

Commercial Operations

We currently have no marketing and sales organization. If approved by the FDA for pruritus associated with our target conditions, we intend to market and commercialize serlopitant by developing our own sales organization targeting a subset of the 10,000 to 12,000 dermatologists in the United States. Outside the United States, we intend to establish commercialization strategies for serlopitant as we approach possible commercial approval in each market, which may include collaborations with other companies. If the Merger is successful, we may be able to leverage commercial infrastructure from the Combined Company.

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

As of December 2019, we own or have an exclusive license to 15 issued U.S. patents and 53 issued foreign patents, which include granted European patent rights that have been validated in various EU member states, and 3 pending U.S. patent applications and greater than 35 pending foreign patent applications.

The patent portfolio for serlopitant is directed to cover compositions of matter and methods of treatment. This patent portfolio includes issued U.S. patents, pending U.S. patent applications and corresponding foreign national and regional counterpart patents and patent applications. The issued composition of matter patent (U.S. Patent No. 7,217,731), is exclusively licensed from Merck and if the appropriate maintenance fees are paid, is expected to expire in 2025. We own the patents and patent applications relating to the use of serlopitant. The issued methods of use patents (U.S. Patent Nos. 8,906,951; 9,198,898; 9,381,188; 9,474,741; 9,486,439, 9,737,507, 9,737,508, 9,974,769; 9,968,588, 10,278,952; and 10,278,953), if the appropriate maintenance fees are paid, are expected to expire in 2033. Additional patent term may be awarded for one of the serlopitant U.S. patents as a result of the patent term extension provision of the Hatch‑Waxman Amendments of 1984, or the Hatch‑Waxman Act.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of non-clinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin in the United States;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated at that site;
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

Once an approval of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post‑market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warning or other safety information about the product;
•	fines, warning letters or clinical holds on post‑approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

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

Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA, in the opinion of the applicant and to the best of its knowledge (1) that relevant patent information on the referenced drug product has not been submitted to the FDA; (2) that the relevant patent has expired; (3) the date on which the relevant patent expires; or (4) that such patent is invalid, unenforceable or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV certification. If the NDA holder or patent owner(s) files a patent infringement action against the ANDA or 505(b)(2) applicant within 45 days of receipt of the paragraph IV certification, the FDA may not approve the ANDA or 505(b)(2) application until the earlier of (i) 30 months from the receipt of the notice of the paragraph IV certification (generally referred to as the 30 month stay), (ii) the expiration date of the patent(s) listed in the Orange Book for the reference drug product, (iii) the date the court enters a final order or judgment that the patent(s) are invalid, unenforceable and/or not infringed or (iv) such shorter or longer period as may be ordered by a court. Where the ANDA or 505(b)(2) applicant files an application with a paragraph IV certification within the fifth year of the five‑year NCE exclusivity period enjoyed by the NDA holder for the reference branded product, and where patent litigation is brought within 45 days of receipt of notice of the paragraph IV certification, the 30‑month stay will be extended by the amount of time such that 7.5 years will elapse from the date of approval of the NDA to the expiration of the stay. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes, whether the reference product enjoys NCE exclusivity, and the reference drug sponsor’s decision to initiate patent litigation. However, an ANDA applicant may be able to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method‑of‑use rather than certify to a listed method‑of‑use patent.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The Affordable Care Act imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians, certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties. Covered manufacturers must submit reports by the 90th day of each subsequent calendar year and the reported information is publically made available on a searchable website. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices and/or require the tracking and reporting of marketing expenditures and pricing information as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act, or CCPA, effective January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states.

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

Healthcare Reform and Other Potential Changes to Healthcare Laws

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, was intended to modernize the regulation of drugs and devices and to spur innovation. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. By way of example, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a Texas U.S. District Court Judge ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, and other efforts to challenge, repeal or replace the Affordable Care Act will impact the Affordable Care Act, our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act to reduce healthcare expenditures. These changes include the Budget Control Act of 2011, which led to aggregate reductions of Medicare payments to providers of 2% per fiscal year and that will remain in effect through 2029 unless additional action is taken by Congress; the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years; and the Medicare Access and CHIP Reauthorization Act of 2015, which ended the use of the statutory formula for Medicare payment adjustments to physicians, and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

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

Employees

As of December 31, 2019, we had 40 employees. Within our workforce, 23 employees are engaged in research and development and the remaining 17 in general management and administration, including finance and facilities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with our employees.

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

Risks Related to the Proposed Merger

On November 10, 2019, we entered into the Merger Agreement with Foamix Pharmaceuticals Ltd. (“Foamix”) and Giants Merger Subsidiary Ltd., a wholly-owned subsidiary of Menlo (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into Foamix, with Foamix surviving as a wholly-owned subsidiary of Menlo (the “Merger”). In connection with the proposed Merger, we are subject to certain risks including, but not limited to, those set forth below. The description of each of the Merger Agreement and the Merger herein is qualified in its entirety by reference to the full text of the Merger Agreement which is filed as an exhibit to this Annual Report on Form 10-K.

We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the price of our common stock.

The Merger is subject to the satisfaction of a number of customary closing conditions, some of which are beyond our control. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger.

The efforts and costs to satisfy the closing conditions of the Merger, may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.

There also is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all.

The Merger Agreement also contains certain customary termination rights. It further provides that we may be required to pay Foamix a termination fee of $3.7 million upon termination of the Merger Agreement under specified circumstances, including (i) termination by Foamix after a change in the recommendation of the our Board; or (ii) termination by us, to accept and enter into a binding agreement to be acquired by a third party or (iii) (A) if a takeover proposal is made for us and is publicly known and is not withdrawn at the time of the our meeting, (B) the Merger Agreement is terminated due to the failure of our stockholders to approve the Merger or by Foamix due to a material breach of the Merger Agreement by us (including the “no solicitation” provisions) and (C) we enter into or consummate an alternative transaction within 12 months following such date of termination.

If the proposed Merger is not completed or the Merger Agreement is terminated, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without further delays.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers, vendors, communities and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause suppliers, manufacturers and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock. In addition, the Merger Agreement restricts us from taking certain actions without Foamix’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, buying or selling assets, making certain capital expenditures, refinancing or incurring additional indebtedness, entering into transactions, or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions and uncertainties could have a material adverse effect on our business, results of operations and financial condition.

Our stockholders are at risk of dilution as a result of adverse Phase 3 clinical trial results.

If one or both of our Phase 3 double-blinded, placebo-controlled trials of serlopitant for the treatment of pruritus associated with prurigo nodularis, referenced by Protocol Numbers MTI-105 (United States) and MTI-106 (Europe), fail to demonstrate proof of statistically significant superiority of serlopitant treatment over placebo treatment on the primary endpoint, the Foamix shareholders will receive additional shares of our common stock as consideration in the Merger and significantly dilute the ownership of our stockholders in the Combined Company.

Lawsuits that have been filed or that may be filed in connection with the Merger, the outcome of which are uncertain, could require us and Foamix to incur significant costs, suffer management distraction or delay or prevent the Merger.

Securities litigation or other shareholder litigation frequently follows the announcement of certain significant business transactions, such as the announcement of a business combination transaction. On December 11, 2019 and December 18, 2019, purported shareholders of Foamix filed putative class action lawsuits against the members of the Foamix Board, Foamix, Menlo Therapeutics and Merger Sub in the United States District Court for the District of Delaware and in the United State District Court for the District of New Jersey, respectively, and on December 12, 2019, December 17, 2019, December 20, 2019, January 7, 2020 and January 21, 2020, purported shareholders of Foamix filed individual lawsuits against the members of the Foamix Board and Foamix in the United States District Court for the District of New Jersey, the United States District Court for the Southern District of New York and the United States District Court for the Southern District of New York, respectively. The plaintiffs in each of the aforementioned lawsuits generally claim that the defendants disseminated a false or misleading registration statement regarding the proposed Merger in violation of Section 14(a) and Section 20(a) of the Exchange Act and/or Rule 14a‑9 promulgated under the Exchange Act. In addition, in the lawsuit filed on December 18, 2019, the plaintiff claims that the members of the Foamix Board breached their fiduciary duties in connection with the Merger.

Even if these lawsuits are without merit, as the defendants believe these lawsuits to be, defending against these claims could result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and Foamix’s respective liquidity and financial condition. The plaintiffs in the complaints seek, among other things, injunctive relief to prevent consummation of the Merger, rescission in the event the Merger is consummated, and an award of attorney’s fees. Any other lawsuit that may be filed in the future could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger or money damages. If a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger in the pending lawsuits or any other similar lawsuits, then that injunction may delay or prevent the Merger from being completed, which may adversely affect Menlo’s and Foamix’s respective business, financial position and results of operation.

One of the conditions to the closing of the Merger is that no injunction by any court or other governmental entity of competent jurisdiction has been entered and continues to be in effect that prohibits the closing. Consequently, if a lawsuit is filed and a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed within the expected time frame or at all, which may adversely affect our and Foamix’s respective business, financial position and results of operations.

See Note 6 of the Financial Statements – “Commitments and Contingencies” for more information about litigation related to the Merger that has been commenced prior to the date of this Annual Report on Form 10-K. There can be no assurance that additional complaints will not be filed with respect to the Merger.

We will continue to incur substantial transaction-related costs in connection with the Merger.

We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders. If there is any delay in the consummation of the Merger, these costs could increase significantly.

Risks Related to the Combined Company Following the Merger

If the Merger is completed, we may fail to realize the anticipated benefits, cost savings and synergies of the Merger, which could adversely affect the value of shares of our common stock.

The success of the Merger will depend, in part, on our ability to realize the anticipated benefits, cost savings and synergies from combining our business with Foamix’s business. Our ability to realize these anticipated benefits, cost savings and synergies is subject to certain risks, including, among others:

•	Our ability to successfully combine our business with Foamix’s business;
•	the risk that the combined businesses will not perform as expected;
•

the extent to which we will be able to realize the expected cost savings and synergies, which include potential savings from leveraging Foamix’s commercial infrastructure, eliminating duplication and redundancy, adopting an optimized operating model between both companies and value creation resulting from the combination of our business with Foamix; and

•	the possibility of costly litigation challenging the Merger.

If we are not able to successfully combine our business with Foamix’s business within the anticipated time frame, or at all, the anticipated benefits, synergies, operational efficiencies and cost savings of the Merger may not be realized fully or may take longer to realize than expected, the combined businesses may not perform as expected and the share price, revenues, levels of expenses and results of our operations may be adversely affected.

We and Foamix have operated and, until completion of the Merger will continue to operate, independently, and there can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of our or Foamix’s key employees, the disruption of either company’s or both companies’ ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating our operations with Foamix in order to realize the anticipated benefits of the Merger so the combined business performs as expected include, among others:

•	combining the companies’ separate operational, financial, reporting and corporate functions;
•	integrating the companies’ technologies, products, product candidates and services;
•	complying with regulatory requirements that apply to the companies’ businesses, products and product candidates;
•	identifying and eliminating redundant and underperforming operations and assets;
•	harmonizing the companies’ operating practices, employee development, compensation and benefit programs, internal controls and other policies, procedures and processes;
•	addressing possible differences in corporate cultures and management philosophies;
•	maintaining employee morale and retaining key management and other employees;
•	attracting and recruiting prospective employees;
•	consolidating the companies’ corporate, administrative and information technology infrastructure;
•	managing the movement of certain businesses and positions to different locations;
•	maintaining existing agreements with third-parties and avoiding delays in entering into new agreements with potential business partners;
•	coordinating geographically dispersed organizations;

•	consolidating facilities; and
•	effecting potential actions that may be required in connection with obtaining regulatory approvals.

In addition, at times, the attention of certain members of each company’s management and each company’s resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and the business of the combined company, or the Combined Company following the completion of the Merger.

The Combined Company will be subject to the risks that Foamix faces, in addition to the risks we face. In particular, the success of the Combined Company will depend on its ability to successfully commercialize AMZEEQTM and its other product candidates.

To date, Foamix has invested a majority of its efforts and financial resources in the research and development of AMZEEQTM for the treatment of moderate-to-severe acne, which received approval from the FDA on October 18, 2019 for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients nine years of age and older, and FMX103 for the treatment of moderate-to-severe papulopustular rosacea in adults, for which the FDA has set a PDUFA action date of June 2, 2020. In addition, we have invested substantially all of our efforts and financial resources in the development of serlopitant, which is our sole product candidate in development as of the date of this Annual Report on Form 10-K. The success of the Combined Company will depend largely on its ability to (i) successfully commercialize AMZEEQTM, (ii) obtain regulatory approval for and successfully commercialize FMX103 and serlopitant for the treatment of pruritus associated with PN, (iii) advance the development of the Combined Company’s pipeline candidates and (iv) comply with the regulatory requirements that apply to these activities. If the Combined Company fails to successfully commercialize AMZEEQTM, obtain requisite regulatory approvals within the expected time frames, or at all, for FMX103 and serlopitant or does not successfully develop and commercialize its pipeline candidates, the Combined Company’s financial position and results of operations would be adversely affected.

The Combined Company will require substantial additional financing to achieve its goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force the Combined Company to delay, limit, reduce or terminate product development, other operations or commercialization efforts.

It is expected that the Combined Company will expend substantial resources for the foreseeable future for the commercialization of AMZEEQTM and for pre-commercialization efforts related to FMX103, serlopitant for the treatment of pruritus associated with PN and other pipeline candidates. We also expect the Combined Company to continue the development of other indications and product candidates. However, the Combined Company may not have sufficient funds to carry out and complete all of these plans and may need to raise additional funds for such purposes, and/or alter or defer some activities.

These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because of the numerous risks and uncertainties associated with product development and commercialization, the actual amounts necessary to successfully complete the development and commercialization of any of the Combined Company’s product candidates cannot be precisely estimated.

The operating plan of the Combined Company may change as a result of many factors currently unknown. The Combined Company may therefore need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or additional license arrangements. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect the business of the Combined Company. In addition, due to favorable market conditions or strategic considerations, the Combined Company may seek additional capital even if it is believed that the Combined Company has sufficient funds for its current or future operating plans.

The Combined Company’s future capital requirements depend on many factors, including:

•	the cost of commercialization activities for AMZEEQTM, FMX103, serlopitant or any other product candidates that may be approved for sale, if any, including marketing, sales and distribution costs;
•	the ability to incur additional indebtedness under the Credit Agreement;
•	the degree and rate of market acceptance of AMZEEQTM and any future approved products;

•	the time and cost necessary to complete ongoing or future clinical trials of serlopitant, FCD105 and other product candidates, as well as the success of such trials;
•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;
•	the timing of, and the costs involved in, obtaining regulatory approvals for the Combined Company’s product candidates;
•	the number and characteristics of any additional product candidates developed or acquired by the Combined Company;
•	the scope, progress, results and costs of researching and developing the Combined Company’s product candidates, and conducting preclinical and clinical trials;
•	the cost of manufacturing our product candidates and any products successfully commercialized by the Combined Company, and maintaining the Combined Company’s related facilities;
•	the Combined Company’s ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing of such arrangements;
•	any product liability or other lawsuits related to the Combined Company’s products;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
•	the costs associated with evaluation of the Combined Company’s product candidates;
•	the costs associated with evaluation of third-party intellectual property;
•	the costs associated with obtaining and maintaining licenses;
•

the costs associated with creating, obtaining, protecting defending and enforcing intellectual property, such as costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, litigation costs, including for patent infringement arising out of ANDA submissions by generic companies to manufacture and sell generic products, and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, approved products.

Additional capital may not be available when needed, on terms that are acceptable or at all. If adequate funds are not available on a timely basis, the Combined Company may be required to:

•

delay, limit, reduce or terminate our establishment of manufacturing, sales and marketing or distribution capabilities or other activities that may be necessary to commercialize AMZEEQTM, and, if approved, FMX103, serlopitant or any other product candidates;

•	delay, limit, reduce or terminate research and development activities; or
•	delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for the Combined Company’s product candidates.

If the Combined Company raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, it may have to relinquish certain valuable rights to its product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If the Combined Company raises additional capital through public or private equity offerings, the ownership interest of its stockholders following the completion of the Merger will be diluted and the terms of any new equity securities may have a preference over the common stock of the Combined Company. If the Combined Company raises additional capital through debt financing, it may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict its ability to commercialize its product candidates or operate as a business.

The Combined Company’s facilities and operations may be adversely affected by political, economic and military instability in Israel.

It is expected that the Combined Company will maintain Foamix’s offices located in Rehovot, Israel. In addition, some of Foamix’s key employees and officers are residents of Israel. Accordingly, political, economic and military conditions in Israel may directly affect Foamix’s or, following the Merger, the Combined Company’s business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Over the past decade, Israel has been engaged in several armed conflicts with Hamas, a terrorist group and political party that controls the Gaza Strip, and other terrorist groups from the Gaza Strip. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite terrorist group and political party. These conflicts have involved missile strikes against civilian targets in various parts of Israel, including the area where Foamix’s facilities are located, and negatively affected business conditions in Israel. Any future hostilities involving Israel, or terrorist activities or political instability in the region, could interrupt or curtail trade between Israel and its trading partners, which could adversely affect Foamix’s or the Combined Company’s results of operations. Any such further armed conflicts could furthermore make it more difficult for Foamix or the Combined Company to raise capital. In addition, operations could be disrupted by the obligations of Foamix’s or the Combined Company’s Israeli personnel to perform military reserve service as a result of any such further conflicts.

Foamix’s commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Although the Israeli government is currently committed to covering the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained, or if maintained, will be sufficient to compensate Foamix or the Combined Company fully for damages incurred. Any losses or damages incurred by our Israeli operations could have a material adverse effect on our business.

Further, certain countries, as well as certain companies and organizations, continue to participate in a boycott of Israeli businesses and businesses with large Israeli operations. Such boycott or other restrictive laws, policies or practices may have a material adverse effect on our business and financial condition in the future.

In connection with the Merger, we will become a guarantor and an obligor under Foamix’s Credit Agreement and will become subject to various financial and other restrictive covenants. These restrictions may limit our operational or financial flexibility and failure on the part of us or any other obligor (under Foamix’s Credit Agreement) to comply with these covenants could subject us to defaults under Foamix’s Credit Agreement.

In connection with entering into the Merger Agreement, Foamix also entered into to a Waiver and Consent Agreement to Credit Agreement and Guaranty (the “Waiver Agreement”), among Foamix, Foamix Pharmaceuticals Inc., a Delaware corporation, the lenders party thereto, and Perceptive Credit Holdings II, LP, as administrative agent for the lenders, relating to the Credit Agreement and Guaranty, dated as of July 29, 2019 (the “Credit Agreement”). Pursuant to the Waiver Agreement, the lenders under the Credit Agreement have, among other things, (i) granted consent to Foamix’s entering into the Merger Agreement and waived events of default under the Credit Agreement that would result therefrom and (ii) granted consent to the consummation of the transactions set forth under the Merger Agreement and waived certain events of default under the Credit Agreement as would result therefrom. This waiver is subject to the satisfaction of certain closing conditions as specified therein (including amendments to the Credit Agreement and other applicable loan documents so as to ensure that we become a guarantor and an obligor under the Credit Agreement and grants a first priority security interest in substantially all of our assets).

The Credit Agreement contains financial and other restrictive covenants that would (upon us becoming a party to it) limit our ability to incur new indebtedness; create liens on assets; make or enter into transactions that result in certain fundamental corporate changes, such as mergers or acquisitions; sell assets; change business activities; make certain investments or payments; pay dividends; change fiscal periods; enter into or become bound by certain inbound and outbound licenses; or enter into transactions with affiliates. The Credit Agreement also contains certain financial covenants, requiring that (1) the obligors maintain a minimum aggregate cash balance of $2.5 million; and (2) Foamix and its subsidiaries achieve certain revenue targets as of a specific date.

The restrictive covenants in the Credit Agreement may limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that could be in our interest. Our ability to comply with the financial covenants can be affected by events beyond our control and it may not be able to do so. If we or any other obligor under the Credit Agreement is unable to remain in compliance with any of the covenants under the Credit Agreement, then it would cause a default under the Credit Agreement and amounts outstanding thereunder may be accelerated and become due immediately. Any such acceleration of debt could have a material adverse effect on our financial condition and results of operations.

Our obligation to guaranty debt under the Credit Agreement, in connection with the Merger, exposes us to risks that could adversely affect its business, operating results, overall financial condition and may result in further dilution to our stockholders.

Upon consummation of the Merger, we will become a guarantor and an obligor under the Credit Agreement. The Credit Agreement provides for a senior secured delayed draw term loan facility in an aggregate principal amount of $50.0 million, and upon consummation of the Merger it is expected that approximately $35.0 million of loans will be outstanding under the Credit Agreement. Our indebtedness under the Credit Agreement in connection with our guaranty obligations or in the event the Combined Company incurs additional indebtedness from another source could have an adverse impact on our business or operations. For example, it could:

•

limit our flexibility in planning for the development of pipeline product candidates and the commercialization of products (including AMZEEQTM) and the approval and marketing of products (including FMX103);

•	increase Menlo’s vulnerability to both general and industry-specific adverse economic conditions; and
•	limit Menlo’s ability to obtain additional funds for working capital, capital expenditures, acquisitions, general corporate and other purposes.

Any future indebtedness that we incur will require us to make certain interest and principal payments. Our ability to make payments on any indebtedness (including indebtedness in connection with the guaranty obligations pursuant to the Credit Agreement) depends on our ability to generate cash in the future. It is expected that the Combined Company will experience negative cash flow for the foreseeable future as it funds its operations and capital expenditures. There can be no assurance we will be in a position to repay this indebtedness when due or obtain extensions to the maturity date. In order to repay these obligations when due, we may be required to sell assets, to refinance all or a portion of such indebtedness or to obtain additional financing, including on terms that are less favorable to us. If that additional financing involves the sale of equity securities or convertible securities, it would result in the issuance of additional shares of capital stock, which would result in dilution to our stockholders.

Changes in interest rates could adversely affect our earnings and/or cash flows.

Loans under the Credit Agreement are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked loans that are due under the Credit Agreement that will be guaranteed by us. Changes in market interest rates may influence the financing costs and could reduce our earnings and cash flows.

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

We are a late-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing serlopitant, which is our only product in development. We are not profitable and have incurred losses in each year since our inception in 2011. We have only a limited operating history upon which stockholders can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2019, 2018 and 2017 was approximately $73.7 million, $51.4 million, and $29.1 million, respectively. As of December 31, 2019, we had an accumulated deficit of $184.3 million. Even if the Merger is successfully completed, we may continue to incur losses for some time, and these losses may increase as we continue our development, seek regulatory approval of, and, if approved, begin to commercialize serlopitant. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

We have devoted substantially all of our financial resources and efforts to the development of serlopitant. As of December 31, 2019, we had capital resources consisting of cash, cash equivalents and investments of $76.9 million. We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. In the near term, we expect to incur substantial expenses relating to our ongoing clinical trials and the development and validation of our commercial manufacturing process for serlopitant drug substance and drug product. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We also expect to incur expenses related to the recruitment and retention of personnel, working capital and other general corporate purposes. We may incur additional expenses in connection with expanding our pipeline, including by pursuing additional indications for serlopitant or the in-license or acquisition of additional drug candidates or commercial products. In November 2018 and January 2019, putative securities class action complaints were filed against us, certain of our current executive officers and directors, and certain underwriters in our initial public offering. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the initial public offering. The parties have mediated the consolidated lawsuit and reached a settlement. The settlement is subject to final documentation and Court approval. We maintain director and officer insurance with liability coverage limits that we believe are adequate and customary for the nature of our business, and we have submitted these claims to our insurance carrier. However, we may not have sufficient insurance coverage for these or future claims, and we may not be able to obtain additional or expanded insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Claims brought against us, with or without merit, could increase our insurance rates. Claims paid in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

If the Merger is successfully completed, we believe that our existing cash, cash equivalents and investments, together with the cash, cash equivalents and investments of Foamix, will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for the year ended December 31, 2019. If the Merger is not successfully completed, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for year ended December 31, 2019. However, because the outcome of any clinical trial, regulatory approval or commercialization process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and ultimate commercialization of serlopitant, if approved, nor the timing of such expenditures. Nor can we reasonably estimate the actual amounts necessary to operate following a successful completion of the Merger. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity , through debt financings or from other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or planned operations.

The size and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	whether the Merger is successfully completed;
•	the time and cost necessary to complete our ongoing clinical trials of serlopitant, as well as the success of such trials;
•	the number, size, type and duration of any additional clinical trials or studies we may choose to initiate or that we may be required to complete prior to obtaining regulatory approval of serlopitant;
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

If the Merger is successfully completed, the size and timing of the Combined Company’s future funding requirements would depend on many similar factors as applicable to the combined company’s and the status of its collective products and product candidates.

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

Risks Related to Our Business

If the Merger is not successfully completed, we will be substantially dependent on the success of our sole product candidate, serlopitant.

To date, we have invested substantially all of our efforts and financial resources in the development of serlopitant, which is our sole product candidate in development. If the Merger is not successfully completed, our prospects, including our ability to finance our operations and generate revenue from product sales, will depend entirely on the successful development and commercialization of serlopitant. The clinical and commercial success of serlopitant will depend on a number of factors, including the following:

•	the timely completion of and results from our two ongoing Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis;
•	the FDA’s requirements with regard to the number, design, size, conduct, or implementation of our future clinical trials;
•	the ability of our clinical trials to demonstrate serlopitant’s safety and efficacy to the satisfaction of the FDA or foreign regulatory authorities;
•	the timely completion and results of any additional clinical trials and non-clinical studies conducted to support the filing for regulatory approvals of serlopitant;
•	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials prior to approval to market serlopitant for any indication;
•	our ability to execute on our clinical trial plans and monitor the conduct of the studies by the contract research organizations, or CROs, and medical institutions;
•	the prevalence, frequency and severity of adverse side effects of serlopitant;
•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities for our target indications;
•	our ability to raise sufficient additional capital to fund development, manufacturing and commercialization activities for serlopitant;
•	our ability to successfully commercialize serlopitant, if approved for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
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

Many of these factors are beyond our control. Accordingly, we cannot be certain that we will ever be able to generate revenue through the sale of serlopitant. If we are not successful in commercializing serlopitant, or are significantly delayed in doing so, our business will be materially harmed. Further, if the Merger is successfully completed, the prospects of the Combined Company, including its ability to finance its operations and generate revenue from product sales, would depend on the successful commercialization of AMZEEQ and on the development and commercialization of FMX103, and their commercial and clinical success will depend on a number of similar factors. If the Combined Company is not successful in commercializing its products and product candidates, or are significantly delayed in doing so, its business will be materially harmed.

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

Our business currently depends entirely on the successful development, regulatory approval and commercialization of serlopitant following completion of all required non-clinical and clinical trials, and generation of adequate CMC data. We initiated two multi-center placebo-controlled double-blind Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis in 2018. However, there can be no assurances that such clinical trials, or any future clinical trials, will be successful. For example, our completed Phase 2 clinical trials of serlopitant for the treatment of refractory chronic cough, for the treatment of pruritus associated with atopic dermatitis, and for the treatment of CPUO did not meet their primary or key secondary endpoints.

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

If the Merger is successfully completed, the Combined Company will face similar risks related to the development and regulatory review of FMX103 and the commercialization of FMX103 and AMZEEQ.

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

If the Merger is successfully completed, the Combined Company will face similar risks related to clinical trials of Foamix products.

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

If any of these events were to occur, it could cause delays, require us to incur additional costs and materially and adversely affect our business, results of operations and financial condition. Further, if the Merger is successfully completed, the Combined Company will face similar risks related to clinical trials and testing of Foamix products.

Results obtained in non-clinical studies and completed clinical trials may not predict success in later clinical trials.

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be certain that any of our current Phase 3 clinical trials or any other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market serlopitant in any indication.

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

We and other companies in the biopharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials. For example, our completed Phase 2 clinical trials of serlopitant for the treatment of refractory chronic cough, for the treatment of pruritus associated with atopic dermatitis and for the treatment of CPUO did not meet their primary or key secondary endpoints.

If the Merger is successfully completed, the Combined Company will face similar risks related to development of Foamix products.

We have utilized retrospective data analyses to inform our decision to modify our Phase 3 prurigo nodularis trial eligibility criteria.

After the completion of our Phase 2 study in atopic dermatitis, which failed to meet its primary and secondary endpoints, we conducted retrospective analyses of our three Phase 2 pruritus studies completed with serlopitant in an effort to further understand the atopic dermatitis trial results and determine potential patient populations who may best respond to serlopitant therapy. In these analyses, we observed patterns that informed our decision to modify eligibility criteria to exclude subjects from participation in our Phase 3 prurigo nodularis trials should they have active inflammatory skin disease other than prurigo nodularis. Our post hoc analyses were conducted solely for the limited purposes of informing future study design and indication selection, and do not constitute specific conclusions of efficacy, nor do these analyses indicate that our clinical trials will be successful in meeting their primary or secondary endpoints. Retrospective analysis of data is susceptible to bias in data selection, analysis, and interpretation.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects on schedule. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population and the ability of clinical sites to successfully recruit and retain subjects in clinical trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. In particular, among our target indications, prurigo nodularis is not a well-recognized condition, and although we have been able to enroll enough patients into clinical trials for these indications to date, this does not mean that future trials in these indications, if required, would be able to be enrolled in a timely manner at a reasonable cost. We may not be able to initiate, continue, or complete clinical trials for certain indications, if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials in a timely manner. If patient enrollment in a trial becomes too difficult, we may determine to cancel or significantly modify that trial. For example, we previously initiated a clinical trial of serlopitant to treat pruritus following burn injury but discontinued the trial due to lack of timely enrollment. Enrollment can also be affected by seasonality and other factors.

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

If the Merger is successfully completed, the Combined Company will face similar risks related to enrollment of subjects in clinical trials for Foamix products.

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

If the Merger is successfully completed, the Combined Company will face similar risks related to development of Foamix products.

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

As drug candidates are developed through non-clinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, methods of making drug formulations, and drug formulations, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our drug candidates to perform differently and affect the results of clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our drug candidates and jeopardize our ability to commence sales and generate revenue.

If the merger is successfully completed, the Combined Company will face similar risks related to Foamix products.

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

We currently do not have a sales organization. If the Merger is not successfully completed, we would need to build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services in order to commercialize serlopitant, if approved, and we may not be successful in doing so. If the Merger is not successfully completed and serlopitant receives regulatory approval, we expect to establish a specialty sales organization with technical expertise and supporting distribution capabilities to commercialize it primarily to dermatologists, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, provide adequate training to sales and marketing personnel, gain access to physicians or persuade adequate numbers of physicians to prescribe serlopitant, if approved, or any future drugs, and effectively manage a geographically dispersed sales and marketing team. Our efforts to commercialize serlopitant on our own may also be impacted by the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines, and any unforeseen costs and expenses associated with creating an independent sales and marketing organization. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

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

We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of serlopitant in the future. We may enter into these arrangements on a selective basis, depending on the merits of retaining commercialization rights ourselves compared to entering into selective collaboration arrangements with pharmaceutical or biotechnology companies for serlopitant internationally and possibly also in the United States. There can be no assurance that any such collaboration arrangements will be successful.

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

The biopharmaceutical industry is intensely competitive and is subject to rapid and significant change. We face competition from other pharmaceutical and biotechnology companies, research institutions, and other organizations, particularly companies that develop and market pharmaceutical products for dermatologic and respiratory conditions. Our commercial potential may be limited by other companies that develop and sell other novel products that are effective for our target indications, or that may be more effective, safer or cost less than serlopitant. If the Merger is successfully completed, the Combined Company will face similar competition related to FMX103 and AMZEEQ.

Although there are currently no approved drugs specifically indicated for pruritus associated with psoriasis or prurigo nodularis, either in the United States or in Europe, we may face competition from those companies that are developing drugs specifically to treat pruritus associated with a variety of underlying dermatologic or systemic conditions, companies that are developing and marketing NK1 -receptor antagonists for other conditions, that, when approved, could be used off-label to treat pruritus and companies that currently market or are developing treatments intended directly to treat the underlying disease condition in psoriasis, prurigo nodularis, or other diseases that have also been shown to have anti-pruritic effects.

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

If the Merger is successfully completed, the Combined Company will face similar risks with FMX103 and AMZEEQ.

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

If the Merger is successfully completed, the Combined Company will face similar risks with FMX103 and AMZEEQ.

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

Undesirable side effects caused by serlopitant could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Serlopitant has been dosed in approximately 2,000 individuals across multiple completed Phase 1 and Phase 2 clinical trials and has been shown to be well-tolerated, including when administered to patients in a clinical trial for up to one year, and in shorter trials at much higher doses than our current planned therapeutic dose. However, patients may experience adverse reactions when using serlopitant. The most commonly reported treatment-emergent adverse events across all completed Phase 2 clinical trials excluding our recently completed Phase 2 clinical trial in CPUO patients, were urinary tract infection (4.8%, as compared to 2.5% for patients treated with placebo), nasopharyngitis (4.8%, as compared to 3.7% for patients treated with placebo), diarrhea (4.7%, as compared to 3.4% for patients treated with placebo) and headache (4.4% as compared to 6.3% for patients treated with placebo). In our recently completed Phase 2 clinical trial in CPUO patients, the most common treatment emergent adverse events in the serlopitant group were diarrhea (6.9%), somnolence (5.2%), fatigue and headache (2.6% each), and the most common treatment emergent adverse events in the placebo group were gastroesophageal reflux disease and arthralgia (2.6% each). Although we have not observed evidence of these adverse reactions causing a safety concern in our clinical programs, it is possible that the FDA may ask for additional data regarding any adverse events seen in our trials. Results of our ongoing or future trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for serlopitant for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, our patient population includes a substantial proportion of elderly participants, which may increase the risk of adverse events, related or unrelated to serlopitant during our clinical trials. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

If the Merger is successfully completed, the Combined Company will face similar adverse-event risks with FMX103 and AMZEEQ.

We must successfully manage multiple complex clinical trials simultaneously while growing our business.

We currently have multiple ongoing Phase 2 and Phase 3 clinical trials of serlopitant, an ongoing long-term safety study of serlopitant and an ongoing Phase 1 clinical study of serlopitant to support an NDA. If the results of our ongoing Phase 3 clinical trials are promising, we plan to rapidly submit an NDA for one or more of those indications. As of December 31, 2019, we had 40 employees. In order to manage our operations, clinical trials, regulatory filings, manufacturing and supply activities, marketing and commercialization activities for serlopitant, we will need to continue to expand our managerial, operational, finance, systems, facilities and other resources. To effectively execute our strategy, we must:

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

Inability to effectively expand or manage our personnel and other resources, and complexities or unforeseen expenses or setbacks associated with managing our clinical trials and other activities, could delay or prevent completion of our clinical trials, the commercialization of serlopitant or any future product candidates, or the successful expansion of our product pipeline.

If the Merger is successfully completed, the Combined Company will face similar challenges and will face additional challenges related to the Merger.

We are highly dependent on the services of our senior management and our ability to attract and retain qualified personnel.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. If the Merger is not successfully completed, we will continue to be highly dependent upon our experienced senior management, including Steven Basta, Chief Executive Officer, Paul Kwon, M.D., Chief Scientific Officer, Kristine Ball, Senior Vice President, Corporate Strategy and Chief Financial Officer. The loss of the services of any of the members of our senior management team could materially adversely impact our ability to sustain or grow our operations.

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

If the Merger is successfully completed, the Combined Company will be similarly dependent upon its senior management and qualified personnel.

We may not be successful in our efforts to develop and obtain regulatory approval for serlopitant in multiple indications or at all.

We are currently and intend to continue to develop serlopitant for multiple indications and we may seek approval for serlopitant for pruritus associated with one or more conditions. Because we have limited financial and management resources, our resource allocation decisions may impact the timing of our current programs. For example, we recently chose to defer the decision to start a Phase 3 clinical program in pruritus associated with psoriasis.

It is possible that our strategy of pursuing multiple indications may distribute our activities in a manner that is less advantageous than a strategy that may focus on fewer indications or a single indication. It is possible that the data from trials in multiple indications could adversely affect the regulatory review of serlopitant as compared with data from trials for a single indication.

If the Merger is successfully completed, the Combined Company will face similar risks with FMX103 and AMZEEQ.

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

If the Merger is successfully completed, the Combined Company will face similar risks regarding the indications chosen for the development of Foamix products.

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

If the Merger is successfully completed, the Combined Company will face similar risks related to the commercialization of FMX103 and AMZEEQ outside of the United States.

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

If the Merger is successfully completed, the Combined Company will face similar risks related to product liability lawsuits related to FMX103 and AMZEEQ.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal, state and foreign privacy and security laws, if applicable, including the Health Insurance Portability and

Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws and the EU General Data Protection Regulation. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

If we obtain regulatory approval to market serlopitant in the United States, any such approval will be limited to the specific indication authorized by the FDA. If we are found to be in violation of FDA and other regulations restricting the promotion of serlopitant for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

If our clinical trials are successful, we intend to seek approval to market serlopitant for the treatment of pruritus associated with various specified conditions. If we obtain regulatory approval to market serlopitant with an indication statement for the treatment of one or more of these indications, we will likely be prohibited from marketing serlopitant using any promotional claims relating to treatment of pruritus generally. Marketing of serlopitant may also be limited by regulatory authorities based on use as a monotherapy or adjuvant, concomitant medications, severity of pruritus and other conditions of use.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. serlopitant may not be promoted for uses that are not approved in the labeling by the FDA or EMA. Physicians may, following FDA approval, nevertheless prescribe serlopitant off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of serlopitant for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses, but we may nevertheless be deemed responsible for their marketing activities.

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

If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to warning letters, untitled letters, substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

If approved, serlopitant or any future products may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so we could be subject to sanctions that would materially harm our business.

If we are successful in completing the development, obtaining approval for and commercializing serlopitant or any other products, FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed time frame. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal and replace certain provisions of the Affordable Care Act. By way of example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the U.S. Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, due to the subsequent legislative amendments, including under the BBA, and will remain in effect through 2029; the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years; and the Medicare Access and CHIP Reauthorization Act of 2015, which, among other things, ended the use of the sustainable growth rate formula and provides for a 0.5% update to physician payment rates for each calendar year through 2019, after which there will be a 0% annual update each year through 2025. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and enacting federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

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

In the United States, California enacted the California Consumer Privacy Act (“CCPA”) on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. If any person, including any of our employees, clinical vendors or collaborators or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our clinical subject, clinical investigator or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. As above, under the GDPR there are significant new punishments for non-compliance which could result in a penalty of up to 4% of a firm’s global annual revenue. In addition, a data breach could result in negative publicity which could damage our reputation and have an adverse effect on our business, financial condition or results of operations.

We strive to comply with all applicable laws, but they may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business.

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

Our stock price is volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	any delays in the consummation of the Merger, or the Merger failing to occur;
•	payment of the termination fee by us pursuant to the Merger Agreement;
•	the cost of litigation related to the Merger;
•	announcement of clinical trial results or any other clinical data results we announce;
•	the commencement or enrollment of our ongoing clinical trials of serlopitant or any future clinical trials we may conduct, or changes in the development status of serlopitant;
•	announcements of clinical trials results by competitors;
•	adverse results from, delays in or termination of clinical trials;
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

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. In November 2018 and January 2019, putative securities class action complaints were filed against us, certain of our current executive officers and directors, and certain underwriters in our initial public offering. The complaints allege violations of Sections 11 and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the initial public offering. This litigation could divert management’s attention, as well as resources, from our business. The parties have mediated the consolidated lawsuit and reached a settlement. The settlement is subject to final documentation and Court approval. We maintain director and officer insurance with liability coverage limits that we believe are adequate and customary for the nature of our business, and we have submitted these claims to our insurance carrier. However, we may not have sufficient insurance coverage for these or future claims, and we may not be able to obtain additional or expanded insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Claims brought against us, with or without merit, could increase our insurance rates. Claims paid in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on February 1, 2019, we filed a Registration Statement on Form S-3, covering the offering of up to $150.0 million of shares of common stock, preferred stock, debt securities, warrants, purchase contracts and units. In addition, on February 1, 2019, we filed a prospectus supplement and entered into the Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cantor Fitzgerald will act as our sales agent.

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

As of December 31, 2019, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates will, in the aggregate, beneficially own 62.7% of our outstanding common stock.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards of $165.8 million and $17.6 million, respectively. These carryforwards will begin to expire in 2031 for federal and state purposes. As of December 31, 2019, we had federal and state research and development tax credit carryforwards of $7.1 million and $2.1 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. These net operating loss and tax credit carryforwards could expire unused and be unavailable if we do not generate sufficient taxable income prior to their expiration. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change, by value, in its equity ownership by significant stockholders over a three-year period) the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or tax liability may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Sections 382 or 383. We may have experienced ownership changes in the past, including in connection to our IPO, and we may experience ownership changes in the future as a result of the proposed Merger and/or subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, the ability of the Combined Company to use the net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our principal facilities, which consist of approximately 14,000 square feet of office space located in Redwood City, California under a lease that expires in December 2020. We believe that our existing facilities are adequate for our current needs; however, we may require additional space and facilities as our business expands.

Item 3. Legal Proceedings.

On November 8, 2018 and January 28, 2019, two purported class actions were filed in the Superior Court of California, San Mateo County, against the Company and certain of our officers and directors. The actions are entitled Savelstrov v. Menlo Therapeutics Inc., et al., and McKay v. Menlo Therapeutics Inc., et al. The underwriters for our initial public offering were also named as defendants in these lawsuits. The complaints contain identical allegations against the same defendants. Both complaints alleged that the Registration Statement and prospectus for our initial public offering contained false and misleading statements in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with our initial public offering. The complaints seek, among other things, an award of damages in an amount to be proven at trial, along with reimbursement of reasonable costs and expenses, including attorneys’ fees and expert fees. The McKay action has been consolidated with the Savelstrov action and the claim for violations of Section 12(a)(2) has been dismissed.

The parties have mediated the consolidated lawsuit and reached a settlement, providing for payment to the class of plaintiffs in the amount of $9.5 million in return for a release of all claims against the defendants, including the Company and its current and former officers and directors. The settlement is subject to final documentation and Court approval. The Company’s insurance carriers will pay the majority of the settlement amount.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “MNLO” since January 24, 2018. Prior to that date, there was no public trading market for our common stock.

Holders of Common Stock

As of February 14, 2020, there were approximately 11 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on January 25, 2018 (the first day of trading of our common stock), through December 31, 2019 for (i) our common stock, (ii) the Nasdaq Composite Index (U.S.) and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns

Comparison of Cumulative Total Return

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

Item 6. Selected Financial Data.

The following selected financial data is qualified in its entirety by, and should be read in conjunction with the financial statements and the notes thereto included in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Report. The selected statements of income data for each of the three years in the period ended December 31, 2019, and the balance sheet data as of December 31, 2019, 2018 and 2017 have been derived from our audited financial statements.

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share numbers)
Statements of Operations Data:
Collaboration and license revenue	$-	$10,640	$4,582
Operating expenses:
Research and development	53,761	52,989	29,007
General and administrative	22,481	12,186	5,168
Total operating expenses	76,242	65,175	34,175
Loss from operations	(76,242)	(54,535)	(29,593)
Interest income and other expenses, net	2,539	3,090	517
Net loss	$(73,703)	$(51,445)	$(29,076)
Net loss attributable to common stockholder per share, basic and diluted	$(3.09)	$(2.37)	$(5.69)
Weighted-average number of common shares used to compute basic and diluted net loss per share	23,818,691	21,668,689	5,108,121

	December 31,
	2019	2018	2017
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$76,944	$136,250	$62,479
Working capital	67,666	129,956	56,044
Total assets	79,169	139,928	66,867
Convertible preferred stock	—	—	109,327
Accumulated deficit	(184,339)	(110,636)	(59,191)
Total stockholders’ equity (deficit)	68,508	130,377	(57,034)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a late-stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus, or itch, associated with various conditions such as prurigo nodularis, or PN and psoriasis. We believe that serlopitant, a highly selective small molecule inhibitor of the neurokinin 1 receptor, or NK1-R, given as a once-daily, oral tablet, has the potential to significantly alleviate pruritus.

Since commencing operations in 2011, we have devoted substantially all of our efforts and financial resources to the clinical development of serlopitant. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses in each year since commencement of our operations. As of December 31, 2019, we had an accumulated deficit of $184.3 million, primarily as a result of research and development and general and administrative expenses. We incurred net losses of approximately $73.7 million, $51.4 million and $29.1 million in the years ended December 31, 2019, 2018 and 2017, respectively. We are focused on managing our operating expenses and maintaining adequate capital to run our business through consummation of the proposed merger with Foamix Pharmaceuticals Ltd., or Foamix (discussed below). There can be no assurance that we will be successful in completing the merger with Foamix or maintaining or raising sufficient additional capital to fund continued operations.

We have financed our operations primarily through private placements of convertible preferred stock and the sale and issuance of common stock in connection with our January 2018 initial public offering. In our initial public offering, we sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.4 million, net of underwriting commissions and related expenses. In addition, in February 2019, we filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $150.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. During the year ended December 31, 2019, we issued 613,522 shares of common stock pursuant to our at-the-market offering program for aggregate net proceeds of $4.8 million after $0.1 million of commission and before $0.2 million of offering costs.

As of December 31, 2019, our cash, cash equivalents and investments totaled $76.9 million. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for the year ended December 31, 2019. We have based this estimate on assumptions that may prove to be wrong.

Merger with Foamix and Change of Control

On November 10, 2019, we signed a definitive Merger Agreement with Foamix, to create a combined biopharmaceutical company, or the Combined Company, focused on the commercialization and development of therapeutics to serve patients in the dermatology space. The transaction contemplated by the Merger Agreement will result in a change in control of our company. On February 6, 2020, the Merger was approved by both our stockholders and Foamix’s shareholders. The Merger is expected to close on March 9, 2020.

The Combined Company will have a diversified portfolio including an approved product and three late-stage product candidates focused on dermatologic indications:

•

Foamix recently received FDA approval for AMZEEQTM (minocycline) topical foam, 4%, for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in adults and pediatric patients nine years of age and older. AMZEEQTM is the first approved topical formulation of minocycline. Foamix commercially launched AMZEEQTM in the United States in January 2020.

•

Foamix has submitted a New Drug Application, or NDA to the U.S. Food and Drug Administration (FDA) for FMX103 (minocycline) topical foam, 1.5% for the treatment of moderate-to-severe papulopustular rosacea. The FDA set a Prescription Drug User Fee Act, or PDUFA, action date of June 2, 2020.  If approved, FMX103 would be the first minocycline product available for rosacea patients. Foamix is also conducting a Phase II trial for FCD105, a topical combination foam of minocycline and adapalene, currently being evaluated in a phase 2 clinical trial for the treatment of moderate-to-severe acne vulgaris.

•

Our lead late-stage product candidate, serlopitant, is being developed as a novel treatment for pruritus.  Two Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis are fully enrolled, with results expected in March or April 2020.

See Part I, Item 1, “Business,” in this report for additional information about the Merger Agreement and proposed merger with Foamix.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Collaboration and license revenue	$—	$10,640	$(10,640)	-100%
Operating expenses:
Research and development	53,761	52,989	772	1%
General and administrative	22,481	12,186	10,295	84%
Loss from operations	(76,242)	(54,535)	(21,707)	40%
Interest income and other expense, net	2,539	3,090	(551)	-18%
Net loss	$(73,703)	$(51,445)	$(22,258)	43%

Collaboration and License Revenue

Collaboration and license revenue for the year ended December 31, 2019 was zero, compared to $10.6 million for the same period in 2018. Collaboration and license revenue for the year ended December 31, 2018 primarily consisted of revenue we recognized during the period from the initial upfront payment of $11.0 million under the Collaboration Agreement with JT Torii. The Collaboration Agreement was terminated in June 2018.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2019 increased to $53.8 million from $53.0 million for the same period in 2018. The increase was primarily due to increases of $0.9 million in manufacturing related costs,  $0.9 million in clinical trial expenses, $0.5 million in personnel expenses as a result of an increase in stock-based compensation expense, $0.5 million in allocated expenses, such as facilities related costs, $0.5 million in medical affairs related costs and $0.3 million in preclinical costs. These increases were partially offset by a $3.0 million milestone expense to Merck in May 2018. For the periods presented, substantially all of our research and development expenses are related to our development activity for serlopitant.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019 increased to $22.5 million from $12.2 million for the same period in 2018. The increase was primarily due to increases of $3.1 million in personnel expenses as a result of an increase in our employee headcount and stock-based compensation expense, $3.0 million in transaction-related expenses in connection with negotiating and executing the merger agreement with Foamix, $2.5 million in legal expenses, $1.1 million in professional and insurance fees and $0.8 million in commercial launch planning related costs.

Interest Income and Other Expense, Net

Interest income and other expense, net for the years ended December 31, 2019 and 2018 primarily consisted of interest income generated from our cash, cash equivalents and investments.

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Collaboration and license revenue	$10,640	$4,582	$6,058	132%
Operating expenses:
Research and development	52,989	29,007	23,982	83%
General and administrative	12,186	5,168	7,018	136%
Loss from operations	(54,535)	(29,593)	(24,942)	84%
Interest income and other expense, net	3,090	517	2,573	498%
Net loss	$(51,445)	$(29,076)	$(22,369)	77%

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

Research and Development Expenses

Research and development expenses for the year ended December 31, 2018 increased to $53.0 million from $29.0 million for the same period in 2017. The increase was primarily due to an increase of $14.1 million in clinical trial expenses, an increase of $4.3 million in personnel expenses as a result of an increase in our employee headcount and stock-based compensation expense, and an increase of $3.3 million in manufacturing expenses. In May 2018, we made a $3.0 million milestone payment to Merck associated with the initiation of our Phase 3 clinical trials for pruritus associated with prurigo nodularis. For the periods presented, substantially all of our research and development expenses are related to our development activity for serlopitant.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2018 increased to $12.2 million from $5.2 million for the same period in 2017. The increase was primarily due to an increase of $2.9 million in professional fees as a result of becoming a public company as well as an increase of $4.0 million in personnel expenses as a result of an increase in our employee headcount and stock-based compensation expense.

Interest Income and Other Expense, Net

Interest income and other expense, net for the years ended December 31, 2018 and 2017 primarily consisted of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Through December 31, 2019, we have financed our operations primarily through the sale of equity securities. We received net proceeds of $109.3 million from the sale and issuance of preferred stock through December 31, 2017, including gross proceeds of $50.5 million from the sale of Series C convertible preferred stock in July 2017.  In January 2018, we completed our initial public offering. We sold 8,050,000 shares of our common stock and received cash proceeds of approximately $125.4 million, net of underwriting commissions and related expenses. As of December 31, 2019, we had cash, cash equivalents and investments of $76.9 million. Our cash, cash equivalents and investments are held in money market accounts and investments in commercial paper, corporate notes, asset backed securities, agency bonds, and government notes. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements as of and for the year ended December 31, 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

On February 1, 2019, we entered into a Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50 million through an at-the-market equity offering program under which Cantor will act as our sales agent. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of

1933, as amended. Cantor Fitzgerald is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cantor Fitzgerald under the Sales Agreement. During the year ended December 31, 2019, we issued 613,522 shares of common stock pursuant to our at-the-market offering program for aggregate net proceeds of $4.8 million after $0.1 million of commission and before $0.2 million of offering costs.

Our Merger Agreement with Foamix provides that, immediately following the consummation of the Merger, the executive officers of the Combined Company will be designated by Foamix and we do not anticipate that any of our current executive officers will continue to serve as executive officers of the Combined Company. We also anticipate the termination of employment during 2020 of all our employees in connection with the consummation of the Merger. As a result, and in accordance with the Executive Severance Agreements between us and each of our current executive officers and the severance arrangements for our non-officer employees approved by our board of directors, we expect to make cash severance payments to our existing employees totaling approximately $8.7 million after the Merger is completed.

We have incurred, and expect to incur additional, significant transaction-related expenses in connection with negotiating and executing the Merger Agreement with Foamix and completing the transactions contemplated by the Merger Agreement. Transaction-related expenses, which include legal, accounting and financial advisor fees and other service provider costs, are currently estimated to total approximately $7.2 million. We incurred $3.0 million of these costs during the fourth quarter of 2019 on our statements of operations and comprehensive loss. As of December 31, 2019, $0.7 million of these costs were accrued on our balance sheet. We expect to incur the remainder of the anticipated transaction-related expenses in the first half of 2020.

We expect to incur substantial expenditures in the foreseeable future as we advance serlopitant through clinical development, the regulatory approval process and, if approved, commercial launch activities. In the near term, we expect to incur substantial expenses relating to our ongoing clinical trials and the development and validation of our commercial manufacturing process for serlopitant drug substance and drug product. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. We also expect to incur expenses related to the recruitment and retention of personnel, working capital and other general corporate purposes. We may incur additional expenses in connection with expanding our pipeline, including by pursuing additional indications for serlopitant or the in-license or acquisition of additional drug candidates or commercial products. In November 2018 and January 2019, putative securities class action complaints were filed against us, certain of our current executive officers and directors, and certain underwriters in our initial public offering alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the initial public offering. The parties have mediated the consolidated lawsuit and reached a settlement. The settlement is subject to final documentation and Court approval. This litigation could divert management’s attention, as well as resources, from our business.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of serlopitant, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of serlopitant for one or more indications or delay our efforts to expand our product pipeline. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	whether the Merger is successfully completed;
•	the time and cost necessary to complete our ongoing clinical trials of serlopitant, as well as the success of such trials;
•	the number, size, type and duration of any additional clinical trials or studies we may choose to initiate or that we may be required to complete prior to obtaining regulatory approval of serlopitant;
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

If the Merger is successfully completed, the size and timing of the Combined Company’s future funding requirements would depend on many similar factors as applicable to the combined company’s and the status of its collective products and product candidates. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others, rights to serlopitant in certain territories or indications that we would prefer to develop and commercialize ourselves.

See “Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash (used in) provided by:
Operating activities	$(65,101)	$(52,733)	$(28,222)
Investing activities	41,374	(33,876)	(15,090)
Financing activities	4,994	125,913	49,491
Net increase (decrease) in cash	$(18,733)	$39,304	$6,179

Cash Used In Operating Activities

Cash used in operating activities for the year ended December 31, 2019 was $65.1 million, primarily due to the net loss of $73.7 million, offset by stock-based compensation of $6.7 million and changes in operating assets and liabilities, including a decrease in prepaids and other current assets of $1.9 million.

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

Cash Provided by (used in) Investing Activities

Cash provided by investing activities for the year ended December 31, 2019 represented purchases of investments of $83.4 million, offset by proceeds received from maturities and sales of investments of $124.8 million. Cash used in investing activities for the year ended December 31, 2018 represented purchases of investments of $126.7 million, offset by proceeds received from maturities and sales of investments of $93.0 million. Cash used in investing activities for the year ended December 31, 2017 represented purchases of investments of $64.1 million, offset by proceeds received from maturities and sales of investments of $49.1 million.

Cash Provided by Financing Activities

During the year ended December 31, 2019 cash provided by financing activities primarily consisted of $4.5 million from our at-the-market offering program after $0.1 million of commission and $0.2 million of offering costs and $0.4 million in proceeds from the issuance of common shares under the Employee Stock Purchase Plan. During the year ended December 31, 2018 cash provided by financing activities consisted of $125.4 million of net proceeds from our initial public offering and $0.5 million in proceeds from the exercise of stock options. During the year ended December 31, 2017 cash provided by financing activities was $50.4 million, consisting primarily of net proceeds from the sale of Series C convertible preferred stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments due by period
	Less than 1 year	Total
Lease obligations, net	$732	$732

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

Income Taxes

We provide for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. We record a valuation allowance to reduce our deferred tax assets to reflect the net amount that we believe is more likely than not to be realized. Realization of our deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based upon the weight of available evidence at December 31, 2019, we continue to maintain a full valuation allowance against all of our deferred tax assets after management considered all available evidence both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts.

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

As of December 31, 2019 our total deferred tax assets were $44.2 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses, or NOLs. Utilization of NOLs may be limited by the “ownership change” rules, as defined in Section 382 of the Code. Similar rules may apply under state tax laws. Our ability to use our remaining NOLs may be further limited if we experience an ownership change in connection with future offerings, future offerings or as a result of future changes in our stock ownership.

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

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off‑balance sheet arrangements, as defined in the rules and regulations of the SEC. See Note 6 of our financial statements included in this Annual Report on Form 10-K, Commitments and Contingencies, regarding our guarantees and indemnifications.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2019.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2019, we had cash, cash equivalents and investments of $76.9 million, consisting of interest‑bearing money market accounts and investments in corporate notes and government securities, which would be affected by changes in the general level of United States interest rates. However, due to the short‑term maturities and the low‑risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Index to Financial Statements

Menlo Therapeutics Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Menlo Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Menlo Therapeutics Inc. (“Company”) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

March 3, 2020

Menlo Therapeutics Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$30,777	$49,510
Short-term investments	46,167	86,740
Prepaid expenses and other current assets	1,383	3,250
Total current assets	78,327	139,500
Property and equipment, net	98	146
Prepaid and other long-term assets	73	282
Right-of-use asset	671	—
Total assets	$79,169	$139,928
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,771	$3,290
Accrued expenses and other current liabilities	6,190	6,254
Lease liability	700	—
Total current liabilities	10,661	9,544
Other non-current liabilities	—	7
Total liabilities	10,661	9,551
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 20,000,000 shares and no shares authorized at December 31, 2019 and 2018, respectively; no shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock: $0.0001 par value; 300,000,000 shares authorized at December 31, 2019 and 2018, respectively; 24,402,631 and 23,233,184 shares issued and outstanding at December 31, 2019 and 2018, respectively	3	3
Additional paid-in capital	252,820	241,106
Accumulated other comprehensive income (loss)	24	(96)
Accumulated deficit	(184,339)	(110,636)
Total stockholders’ equity	68,508	130,377
Total liabilities and stockholders’ equity	$79,169	$139,928

Menlo Therapeutics Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Collaboration and license revenue	$-	$10,640	$4,582
Operating expenses:
Research and development	53,761	52,989	29,007
General and administrative	22,481	12,186	5,168
Total operating expenses	76,242	65,175	34,175
Loss from operations	(76,242)	(54,535)	(29,593)
Interest income and other expense, net	2,539	3,090	517
Net loss	$(73,703)	$(51,445)	$(29,076)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	120	(45)	(25)
Comprehensive loss	$(73,583)	$(51,490)	$(29,101)
Net loss attributable to common stockholders per share, basic and diluted	$(3.09)	$(2.37)	$(5.69)
Weighted-average number of common shares used to compute basic and diluted net loss per share	23,818,691	21,668,689	5,108,121

Menlo Therapeutics Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)
Balance at January 1, 2017	14,300	$14,183	14,106,583	$44,820	—	$—	5,280,058	$1	$699	$(30,115)	$(26)	$(29,441)
Issuance of Series C convertible preferred stock, net of issuance costs of $173	—	—	—	—	11,854,463	50,324	—	—	—	—	—	—
Issuance of common stock on exercise of stock options	—	—	—	—	—	—	18,535	—	34	—	—	34
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	22	—	—	22
Stock-based compensation	—	—	—	—	—	—	—	—	1,452	—	—	1,452
Unrealized loss on available- for-sale securities	—	—	—	—	—	—	—	—	—	—	(25)	(25)
Net loss	—	—	—	—	—	—	—	—	—	(29,076)	—	(29,076)
Balance at December 31, 2017	14,300	$14,183	14,106,583	$44,820	11,854,463	$50,324	5,298,593	$1	$2,207	$(59,191)	$(51)	$(57,034)
Conversion of preferred stock to common stock	(14,300)	$(14,183)	(14,106,583)	$(44,820)	(11,854,463)	(50,324)	9,629,405	1	109,326	—	—	109,327
Issuance of common stock under public offering, net	—	—	—	—	—	—	8,050,000	1	125,416	—	—	125,417
Issuance of common stock on exercise of stock options	—	—	—	—	—	—	255,186	—	496	—	—	496
Vesting of early exercised stock options	—	—	—	—	—	—		—	23	—	—	23
Stock-based compensation	—	—	—	—	—	—	—	—	3,638	—	—	3,638
Unrealized loss on available- for-sale securities	—	—	—	—	—	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	—	—	—	—	—	(51,445)	—	(51,445)
Balance at December 31, 2018	—	$—	—	$—	—	$—	23,233,184	$3	$241,106	$(110,636)	$(96)	$130,377
Issuance of common stock on exercise of stock options	—	—	—	—	—	—	204,750	—	710	—	—	710
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	76,698	—	429	—	—	429
Issuance of common stock under at-the-market offering, net of commissions and offering costs	—	—	—	—	—	—	613,522	—	4,529	—	—	4,529
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	19	—	—	19
Vesting of restricted stock units, net of taxes withheld	—	—	—	—	—	—	274,477	—	(674)			(674)
Stock-based compensation	—	—	—	—	—	—	—	—	6,701	—	—	6,701
Unrealized gain on available- for-sale securities	—	—	—	—	—	—	—	—	—	—	120	120
Net loss	—	—	—	—	—	—	—	—	—	(73,703)	—	(73,703)
Balance at December 31, 2019	—	$—	—	$—	—	$—	24,402,631	$3	$252,820	$(184,339)	$24	$68,508

Menlo Therapeutics Inc.

Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(73,703)	$(51,445)	$(29,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56	22	8
Amortization of right-of-use-asset	644	—	—
Amortization of premium on investment securities	(691)	(774)	66
Stock-based compensation expense	6,701	3,638	1,452
Gain on disposal of equipment	—	—	19
Accrued interest	—	—	31
Change in operating assets and liabilities:
Accounts receivable	—	786	(786)
Prepaid expenses and other current assets	1,867	324	(1,790)
Other long-term assets	209	(282)	66
Accounts payable	481	825	620
Accrued expenses and other current liabilities	(44)	2,719	2,976
Deferred revenue	—	(8,531)	(1,796)
Lease liability	(614)	—	—
Other non-current liabilities	(7)	(15)	(12)
Net cash used in operating activities	(65,101)	(52,733)	(28,222)
Investing activities
Purchase of property and equipment	(11)	(140)	(27)
Purchase of investments	(83,397)	(126,700)	(64,148)
Proceeds from sales of investments	14,042	5,100	6,000
Proceeds from maturities of investments	110,740	87,864	43,085
Net cash provided by (used in) investing activities	41,374	(33,876)	(15,090)
Financing activities
Issuance of common stock pursuant to public offering, net of issuance costs	—	125,417	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	50,324
Proceeds from stock based award activities, net	36	496	34
Proceeds from purchases under the Employee Stock Purchase Plan	429	—	—
Proceeds from issuance of common stock under at-the-market offering	4,529	—	—
Deferred financing costs	—	—	(867)
Net cash provided by financing activities	4,994	125,913	49,491
Net increase (decrease) in cash and cash equivalents	(18,733)	39,304	6,179
Cash and cash equivalents at beginning of period	49,510	10,206	4,027
Cash and cash equivalents at end of period	$30,777	$49,510	$10,206
Noncash financing activities
Addition of right-of-use-asset	$1,314	$—	$—
Conversion of preferred stock to common stock	$—	$109,327	$—
Deferred financing costs	$—	$—	$316

Menlo Therapeutics Inc.

Notes to Financial Statements

1.	Formation and Business of the Company

Menlo Therapeutics Inc., or the Company is a late‑stage biopharmaceutical company focused on the development and commercialization of serlopitant for the treatment of pruritus, or itch, associated with various conditions such as prurigo nodularis, or PN and psoriasis. The Company believes that serlopitant, a highly selective small molecule inhibitor of the neurokinin 1 receptor, or NK 1-R, given as a once-daily, oral tablet, has the potential to significantly alleviate pruritus.

The Company was incorporated in Delaware in October 2011. Since commencing operations, the Company has devoted substantially all of its resources to developing its product candidate, serlopitant, including conducting clinical trials and providing general and administrative support for these operations.

On November 10, 2019, the Company signed a definitive Merger Agreement with Foamix Pharmaceuticals Ltd., or Foamix, to create a combined biopharmaceutical company, or the Combined Company, focused on the commercialization and development of therapeutics to serve patients in the dermatology space.  The transaction contemplated by the Merger Agreement will result in a change in control of the Company as described below. On February 6, 2020, the Merger was approved by both the Company stockholders and Foamix’s shareholders. The Merger is expected to close on March 9, 2020.

The Combined Company will have a diversified portfolio including an approved product and three late-stage product candidates focused on dermatologic indications:

•

Foamix recently received FDA approval for AMZEEQTM (minocycline) topical foam, 4%, for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in adults and pediatric patients 9 years of age and older. AMZEEQTM is the first topical formulation of minocycline. Foamix commercially launched AMZEEQTM in the United States in January 2020.

•

Foamix has submitted a New Drug Application, or NDA to the U.S. Food and Drug Administration (FDA) for FMX103 (minocycline) topical foam, 1.5% for the treatment of moderate-to-severe papulopustular rosacea. The FDA set a Prescription Drug User Fee Act, or PDUFA, action date of June 2, 2020.  If approved, FMX103 would be the first minocycline product available for rosacea patients. Foamix is also conducting a Phase II trial for FCD105, a topical combination foam of minocycline and adapalene, currently being evaluated in a phase 2 clinical trial for the treatment of moderate-to-severe acne vulgaris.

•

The Company’s lead late stage product candidate, serlopitant, is being developed as a novel treatment for pruritus.  Two Phase 3 clinical trials of serlopitant for the treatment of pruritus associated with prurigo nodularis are fully enrolled, with results expected in March or April 2020.

The transaction is structured as a stock-for-stock exchange, enabling the Foamix and the Company shareholders to share in the upside advantages of combining the companies. Under the terms of the Merger Agreement, at closing, each ordinary share of Foamix will be exchanged for 0.5924 of a share of the Company’s common stock and a non-transferrable contingent stock right, or CSR. The number of shares of the Company common stock to be received by Foamix shareholders will be subject to upwards adjustment via a CSR to 1.2739 or 1.8006 shares of the Company’s common stock for each ordinary share of Foamix if (a) on or prior to May 31, 2020, proof of statistically significant superiority of serlopitant treatment over placebo treatment on the primary endpoint, as set out in the Merger Agreement (“Serlopitant Significance”), was achieved in one Phase III PN trial but was not achieved (or has not been determined) in the other Phase III PN trial or (b) on or prior to May 31, 2020, Serlopitant Significant was not achieved in either Phase III PN trial or if the Efficacy Determination has not been delivered on or before May 31, 2020, respectively.

After the completion of the Merger, the Company will continue as a public company, with its common stock continuing to be listed and traded on Nasdaq, and will serve as the parent company of Foamix. The Company’s headquarters will be moved to Bridgewater, New Jersey (the location of Foamix’s current U.S. headquarters). The Company will continue as a Delaware corporation and will continue to be governed by its existing Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the Delaware General Corporation Law (DGCL). The Combined Company will be led by David Domzalski, CEO of Foamix, and the other members of the Foamix management team. The board of the Combined Company will consist of five members designated by Foamix (including Mr. Domzalski) and two members designated by the Company (including Steve Basta, the Company’s current CEO).

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. Since inception, the Company has incurred losses and negative cash flows from operations. For the year ended December 31, 2019, the Company incurred a net loss of $73.7 million and used $65.1 million of cash in operations. As of December 31, 2019, the Company had cash, cash equivalents and investments of $76.9 million and an accumulated deficit of $184.3 million.

The Company is focused on managing its operating expenses and maintaining adequate capital to run its business through consummation of the proposed merger with Foamix. The Company believes that its existing cash, cash equivalents and investments as of December 31, 2019 will provide sufficient funds to enable it to meet its obligations for at least the next 12 months from the issuance of the Company’s financial statements as of and for the year ended December 31, 2019.

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

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting periods covered by the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, stock‑based compensation expense, the resolution of uncertain tax positions and valuation allowance,  and accruals for research and development costs. Management bases its estimates on historical experience on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

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

Cash Equivalents

Cash equivalents are stated at fair value. Cash equivalents include only securities having an original maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash equivalents by placing its investments with an institution it believes is highly creditworthy and with highly rated money market funds. As of December 31, 2019 and 2018, cash equivalents consisted of bank deposits, cash equivalents and investments in money market funds.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and investments. As of December 31, 2019 and 2018, the majority of our cash, cash equivalents and investments are held by two U.S. financial institutions in excess of federally insured limits. We invest cash in excess of our current needs in United States Treasury and government agency securities, highly‑rated short or medium‑term debt securities and money market funds and, by policy, diversify our investments to limit the amount of credit exposure. The Company has an investment policy which limits the Company to investing in highly rated corporate and government notes, and no individual investment may comprise more than 5% of the total portfolio except for securities issued by the U.S. Treasury, U.S. government agencies and money market funds, which are exempt from this restriction.

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

The Company estimates non‑clinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and CROs that conduct and manage non‑clinical studies and clinical trials on its behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

Leases

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be presented in accordance with the Company’s historical accounting under ASC Topic 840, Leases. ASC 842 had an impact on the Company’s balance sheet but did not have a significant impact on the Company’s net loss.

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

In June 2018, the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new standard has been adopted effective January 1, 2019 and did not have a material impact on the Company’s statements of operations and its balance sheet. Prior period amounts were not adjusted and continue to be presented in accordance with the Company’s historical accounting under ASC Topic 718, Stock Based Compensation.

Convertible Preferred Stock

The Company recorded convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock was recorded outside of stockholders’ equity (deficit) because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock would have become redeemable at the option of the holders. All outstanding convertible preferred stock converted into common stock in January 2018 upon the effectiveness of the IPO.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted‑average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock and common stock options are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2019, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016‑02, Leases (ASC 842), which set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard required lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determined whether lease expense is recognized based on an effective interest method or on a straight‑line basis over the term of the lease, respectively. A lessee is also required to record a right‑of‑use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASC 842 supersedes the previous leases standard, ASC 840 Leases. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which provided a transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new standard has been adopted using the modified retrospective approach in the first quarter of 2019. The adoption did not have a material impact on the Company’s statements of operations. The new standard has required the Company to establish liabilities and corresponding right-of-use assets on its balance sheet for operating leases of $0.8 million that existed as of the January 1, 2019 adoption date.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019. The Company does not expect the adoption of this final rule to have a material impact on its financial statements.

In June 2018, the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. The new standard has been adopted effective January 1, 2019 and did not have a material impact on the Company’s statements of operations and its balance sheet.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which changes the fair value measurement disclosure requirements of ASC 820. The guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company does not expect the adoption of this final rule to have a material impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to primarily be made prospectively, with some changes to be made retrospectively. The Company is currently assessing the impact of this standard on its financial statements and disclosures.

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

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2019 and 2018.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Money market funds	$4,227	$—	$—	$4,227
Corporate notes	—	22,974	—	22,974
Commercial paper	—	37,469	—	37,469
Agency bonds		2,001		2,001
Asset backed securities	—	1,200	—	1,200
Government notes	—	6,646	—	6,646
Total assets	$4,227	$70,290	$—	$74,517

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Money market funds	$5,802	$—	$—	$5,802
Corporate notes	—	41,035	—	41,035
Commercial paper	—	63,036	—	63,036
Asset backed securities	—	12,213	—	12,213
Government notes	—	12,476	—	12,476
Total assets	$5,802	$128,760	$—	$134,562

The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds and marketable securities. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.

The investments are classified as available‑for‑sale securities. At December 31, 2019 and 2018, the balance in the Company’s accumulated other comprehensive income (loss) was comprised solely of activity related to the Company’s available‑for‑sale securities. There were no realized gains or losses recognized on the sale or maturity of available‑for‑sale securities for the years ended December 31, 2019 and 2018 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the year. The Company has a limited number of available‑for‑sale securities in insignificant loss positions as of December 31, 2019 and 2018, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available‑for‑sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
Money market funds	$4,227	$—	$—	$4,227
Corporate notes	22,953	21	—	22,974
Commercial paper	37,469	2	(2)	37,469
Agency bonds	2,000	1	—	2,001
Asset backed securities	1,199	1	—	1,200
Government notes	6,644	2	—	6,646
	$74,492	$27	$(2)	$74,517
Reported as:
Cash and cash equivalents				30,777
Short-term investments				46,167
Total				$76,944

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2018
Money market funds	$5,802	$—	$—	$5,802
Corporate notes	41,103	2	(70)	41,035
Commercial paper	63,036	—	—	63,036
Asset backed securities	12,236	—	(23)	12,213
Government notes	12,481	—	(5)	12,476
	$134,658	$2	$(98)	$134,562

Cash and cash equivalents				49,510
Short-term investments				86,740
Total				$136,250

4.	Balance Sheets Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued personnel expenses	$1,581	$2,649
Accrued clinical and development expenses	2,553	3,349
Accrued legal expenses	1,571	105
Other	485	151
Total	$6,190	$6,254

5.	License Agreements

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

On September 1, 2017, the Company entered into a new services agreement with JT Torii to provide research and development services, including regulatory, chemistry and manufacturing support and related materials that is distinct from the original Collaboration Agreement. The Company evaluated the new services agreement and determined that the research and materials delivered to JT Torii represented another contract that provides distinct goods and services to JT Torii. The fees received under the services agreement were recognized as and when such services were performed by the Company and JT Torii consumed the benefits of those services. During the years ended December 31, 2019, 2018, and 2017, the Company recognized revenue of zero, $10.6 million, and $4.6 million respectively in the statement of operations related to the services agreement and Collaboration Agreement. The services agreement terminated upon the termination of the Collaboration Agreement.

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

On November 8, 2018, a putative securities class action complaint captioned Pavel Savelstrov v. Menlo Therapeutics, Inc., et al., Case No.18-CIV-06049, was filed in state court in the Superior Court of the State of California, County of San Mateo, against the Company, certain of its current executive officers and its directors, and certain underwriters in the Company’s initial public offering..

On January 28, 2019, a putative securities class action complaint captioned Hugh McKay v. Menlo Therapeutics, Inc., et al., Case No.19-CIV-00574, was filed in state court in the Superior Court of the State of California, County of San Mateo, against the Company, certain of its current executive officers and its directors, and certain underwriters in the Company’s initial public offering..

The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the Company’s initial public offering. The McKay action has been consolidated with the Savelstrov action and the claim for violations of Section 12(a)(2) has been dismissed.

The parties have mediated the consolidated lawsuit and reached a settlement, providing for payment to the class of plaintiffs in the amount of $9.5 million in return for a release of all claims against the defendants, including the Company and its current and former officers and directors. The settlement is subject to final documentation and Court approval. The Company’s insurance carriers will pay the majority of the settlement amount. The Company accrued for the remaining settlement amount that is not covered by insurance carriers as of December 31, 2019, which does not have a material impact on its financial statements.

Merger Related Legal Proceedings

On December 11, 2019, a purported Foamix shareholder filed a putative class action lawsuit in the United States District Court for the District of Delaware against Foamix, the members of the Foamix Board, Menlo and Merger Sub, claiming generally that the joint proxy statement/prospectus issued in connection with the Merger omitted material information in violation of Sections 14(a) and 20(a) of the Exchange Act. The action, captioned Sabatini v. Foamix Pharmaceuticals Ltd., et al., Case No. 1:19-cv-02257 (D. Del.), or the Sabatini Action, purports to be brought on behalf of all public shareholders of Foamix, excluding defendants and certain affiliated persons or entities, and seeks, among other things, to enjoin consummation of the Merger, or alternatively rescission or rescissory damages; to compel the individual defendants to disseminate a joint proxy statement/prospectus that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading; a declaration that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act; and an award of costs, including attorneys’ and experts’ fees and expenses.

On December 12 and 17, 2019, respectively, two purported Foamix shareholders filed lawsuits in the United States District Court for the District of New Jersey (the “New Jersey District Court”) and the United States District Court for the Southern District of New York (the “Southern District of New York District Court”) against Foamix and the members of the Foamix Board. The actions, captioned Wang v. Foamix Pharmaceuticals Ltd., et al., Case No. 19-21316 (D.N.J.), or the Wang Action, and Simms v. Foamix Pharmaceuticals Ltd., et al., Case No. 1:19-cv-11529 (S.D.N.Y.), or the Simms Action, each purport to be brought on behalf of the named plaintiff only and allege substantially similar claims and seek substantially similar relief as the Sabatini Action, as well as an accounting of damages allegedly suffered by the plaintiff.

On December 18, 2019, a purported Foamix shareholder filed a putative class action lawsuit in the New Jersey District Court against Foamix, the members of the Foamix Board, Menlo and Merger Sub, alleging generally claims for breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, and violations of Sections 14(a) and 20(a) of the Exchange Act. The action, captioned Wilson v. Foamix Pharmaceuticals Ltd., et al., Case No. 3:19-cv-21563 (D.N.J.), or the Wilson Action, purports to be brought on behalf of all public shareholders of Foamix, excluding defendants and certain affiliated persons or entities, and alleges, among other things, that certain members of the Foamix Board and management are conflicted because they will receive unique benefits in connection with the Merger, that the Merger Agreement contains preclusive deal protection provisions, that the disclosures issued in connection with the Merger are false and misleading, and that the Merger consideration is inadequate. The Wilson Action seeks, among other things, to enjoin the Merger, or alternatively rescission or rescissory damages; a declaration that the Merger Agreement was entered into in breach of fiduciary duty and is therefore invalid and unenforceable; an order directing the individual defendants to commence a sale process for Foamix and obtain a transaction; an accounting of damages allegedly suffered by plaintiff and the putative class; and an award of costs, including attorneys’ and experts’ fees and expenses.

On December 20, 2019, a purported Foamix shareholder filed a lawsuit in the Southern District of New York District Court against Foamix and the members of the Foamix Board. The action, captioned Miller v. Foamix Pharmaceuticals Ltd., et al., Case No. 1:19-cv-1169 (S.D.N.Y.), or the Miller Action, purports to be brought on behalf of the named plaintiff only and alleges substantially similar claims and seeks substantially similar relief as the Sabatini, Wang, Simms and Wilson Actions.

On January 7, 2020, a purported shareholder of Foamix filed a lawsuit against Foamix and the members of the Foamix Board in the United States District Court for the District of New Jersey, alleging that the joint proxy statement/prospectus issued in connection with the Merger omitted material information in violation of Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The action, captioned Bushansky v. Foamix Pharmaceuticals Ltd., et al., Case No. 3:20-cv-00256 (D.N.J.), or the Bushansky Action, purports to be brought on behalf of the named plaintiff only and seeks, among other things, injunctive or other equitable relief, including to enjoin consummation of the Merger, or alternatively rescission or rescissory damages, a declaration that the defendants violated Sections 14(a) and/or 20(a) of the Exchange Act, and an award of costs, including attorneys’ and experts’ fees and expenses.

On January 21, 2020, a purported shareholder of Foamix filed an individual action against Foamix and the Foamix Board in the United States District Court for the District of New Jersey under the caption Nam v. Foamix Pharmaceuticals Ltd., et al., Case No. 3:20-cv-00670 (D.N.J.), (the “Nam Action” and together with the Sabatini, Wang, Simms, Wilson, Miller and Bushansky Actions, the “Lawsuits”). The Nam Action generally claims that the joint proxy statement/prospectus issued in connection with the Merger omitted material information in violation of Sections 14(a) and 20(a) of the Exchange Act. The Nam Action seeks, among other things, injunctive relief to prevent consummation of the Merger, rescission or rescissory damages in the event the Merger is consummated, a declaration that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act, costs, including attorneys’ fees and such other and further relief as the court may deem just and proper. In addition, the Nam Action requests an order directing the individual defendants to disseminate a proxy statement that does not contain any untrue statements of material fact and that states all material facts necessary to make the statements contained therein not misleading.

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

The Company recognized a right-of-use asset and corresponding lease liability on January 1, 2019, which was remeasured in April 2019 as a result of the amendment to its lease agreement by calculating the present value of lease payments, discounted at 8.41%, the Company’s estimated incremental borrowing rate, over the 1.7 year expected remaining term. As the Company does not have any borrowings, the Company estimated the incremental borrowing rate based on industry peers. Industry peers consist of several public companies in the biotechnology industry with comparable characteristics, including clinical trials progress and therapeutic indications. Amortization of the operating lease right-of-use asset for the current location amounted to $0.6 million for the year ended December 31, 2019 and was included in operating expenses. As of December 31, 2019, the remaining lease term was 1 year.

The Company recognizes rent expense on a straight‑line basis over the respective lease period. Lease expense was $0.7 million, $0.8 million and $0.4 million, respectively, for the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, maturities of lease liability due under the Company’s lease are as follows (in thousands):

As of December 31, 2019, total future minimum lease payments under our operating leases are as follows (in thousands):

Year ending December 31:
2020	$732
Present value adjustment	(32)
Present value of lease payments	$700

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2019.

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

In January 2018, the Company completed its initial public offering (“IPO”) of shares of its common stock, pursuant to which the Company issued 8,050,000 shares of common stock, which includes 1,050,000 shares issued pursuant to the over-allotment option granted to its underwriters and received net proceeds of approximately $125.4 million, after deducting underwriting discounts, commissions and offering expenses. In connection with the completion of the Company's IPO, all shares of convertible preferred stock converted into 9,629,405 shares of common stock. As of December 31, 2019, the Company had no outstanding convertible preferred stock.

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

As of December 31, 2019, the Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 300,000,000 shares of $0.0001 par value common stock. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding. The Company has never declared any dividends on common stock.

9.	Stock-Based Compensation

Under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”), the Company may grant restricted stock units, options to purchase common stock, restricted stock awards, or directly issue shares of common stock to employees, directors and consultants of the Company. Under the 2011 Plan, options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. Following the closing of the Company’s initial public offering in January 2018, the Company has retired and has made no further awards under the 2011 Plan. The Company adopted a 2018 Omnibus Incentive Plan (the “2018 Plan”), effective January 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock and cash-based awards (including annual cash incentives and long-term cash incentives). Pursuant to the terms of the 2018 Plan in January 2019, the 2018 Plan share reserve automatically increased by 929,327 shares of common stock issuable. As of December 31, 2019, the Company has 1,118,543 shares of common stock available for issuance under the 2018 Plan.

The Company adopted a 2018 Employee Stock Purchase Plan, or ESPP in January 2018. The ESPP enables eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount of 15%. Six month offer periods under the ESPP commenced on September 1, 2018. Pursuant to the terms of the ESPP in January 2019, the

ESPP share reserve automatically increased by 232,332 shares of common stock. As of December 31, 2019, the Company has reserved 480,634 shares of common stock for issuance under the ESPP.

Total stock‑based compensation expense for employees and non‑employees recognized in the statements of operations was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$2,666	$1,734	$792
General and administrative	4,035	1,904	660
Total stock-based compensation expense	$6,701	$3,638	$1,452

In connection with services rendered by non-employees, the Company recorded stock-based compensation expense of $0.2 million, $0.5 million, and $0.6 million in 2019, 2018 and 2017, respectively.

At December 31, 2019, there was approximately $9.2 million of unamortized compensation expense related to stock options, which was expected to be recognized over a weighted average period of 2.2 years. Total unrecognized stock-based compensation expense related to non-vested restricted stock units at December 31, 2019 was $1.7 million with a weighted average remaining contractual term of 1.6 years.

2011 and 2018 Plan

The table below summarizes stock option and restricted award activity under the 2011 Plan and 2018 Plan:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 1, 2017	1,485,132
Granted	1,040,329	$5.56
Exercised (1)	(18,535)	1.83
Balances at December 31, 2017	2,506,926	3.50	8.79	$24,033
Granted	1,700,013	7.58
Exercised (1)	(255,186)	1.94
Forfeited/expired	(46,283)	5.94
Balances at December 31, 2018	3,905,470	5.35	8.65	$2,509
Granted	520,850	5.97
Exercised (1)	(204,750)	3.47
Forfeited/expired	(461,159)	7.75
Balances at December 31, 2019	3,760,411	$5.24	7.69	$2,867

(1)	Includes early exercise of 317,405 options during the year ended December 31, 2016, of which zero, 59,513, and 139,636 remain unvested as of December 31, 2019, 2018, and 2017, respectively.

Upon vesting of restricted shares and exercise of options, the Company issues common stock from its authorized shares. During the years ended December 31, 2019, 2018 and 2017, the Company received $710,000, $496,000 and $34,000 upon the exercise of stock options, respectively. As of December 31, 2019 and 2018, the Company had recorded a liability of zero and $18,000, respectively for the early exercise of stock options, recorded as other current liabilities and other non‑current liabilities. When options are subject to the Company’s repurchase right, the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting.

The aggregate intrinsic value of shares exercised during the years ended December 31, 2019, 2018 and 2017 was $0.4 million, $1.8 million and $0.2 million, respectively. The weighted average grant date fair value of stock options granted was $3.81, $5.00 and $5.56 per share during the years ended December 31, 2019, 2018, and 2017, respectively

During the year ended December 31, 2019, the Company granted 966,040 restricted stock units, which had a weighted-average award date fair value of $4.08 per share and vests over 2 years. 33,400 restricted stock units were cancelled during the year and vesting of 423,490 restricted stock units held by the Company’s named executive officers were accelerated in full on December 11, 2019 in connection with the pending Merger in order to mitigate potential negative tax consequences to both the Company and the named executive officer under Section 280G and 4999 of the Internal Revenue Code. As of December 31, 2019, 509,150 restricted stock units remain unvested.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company determines the price volatility based on the historical volatilities of industry peers as it has no trading history for its common stock price during the expected term. Industry peers consist of several public companies in the biotechnology industry with comparable characteristics, including clinical trials progress and therapeutic indications.

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

The following assumptions were used to calculate the fair value of option awards granted to employees and directors during the years indicated:

Year Ended December 31,
	2019	2018	2017
Expected term (in years)	5.1 - 6.1	6.0 - 6.1	6.0 - 6.1
Volatility	70% - 73%	72% - 73%	75% - 100%
Risk-free interest rate	1.6% - 2.4%	2.8% - 3.0%	1.9% - 2.3%
Dividend yield	—	—	—

Stock-Based Compensation for Non-employees

Stock‑based compensation expense related to stock awards granted to non‑employees is recognized over the requisite service period using the straight-line method. The Company believes that the fair value of the stock‑based awards granted is more reliably measurable than the fair value of the services received. The fair value of stock option awards granted is calculated using the Black‑Scholes option valuation model.

The fair values of common stock option awards granted to non‑employees were calculated using the following assumptions for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	6.1	7.3 - 10	8.3 - 10
Volatility	72%	68% - 79%	74% - 100%
Risk-free interest rate	1.6%	2.8% - 3.0%	2.1% - 2.5%
Dividend yield	—	—	—

Employee Stock Purchase Plans

The fair value of each ESPP award is estimated on the first day of the offering period using the Black-Scholes option pricing model and is recognized in expense over the service period using the straight-line method. The key input assumptions used to estimate fair value of these awards include the exercise price of the award, the expected option term of 0.5 years, the expected volatility of the Company’s stock over the option’s expected term of 76%, the risk-free interest rate over the option’s expected term of 2.18%, and the Company’s expected dividend yield at zero.

10.	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(73,703)	$(51,445)	$(29,076)
Denominator:
Weighted-average common shares outstanding	23,818,691	21,764,636	5,285,542
Less: weighted-average common shares subject to repurchase	-	(95,947)	(177,421)
Weighted-average common shares used to compute basic and diluted net loss per share	23,818,691	21,668,689	5,108,121
Net loss per share attributable to common stockholders:
Basic and diluted	$(3.09)	$(2.37)	$(5.69)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	December 31,
	2019	2018	2017
Stock options outstanding	3,760,411	3,905,470	2,506,926
Stock options and restricted stock units available for issuance	1,118,543	—	—
Restricted stock units outstanding	509,150	—	—
Outstanding common stock subject to repurchase	—	59,513	139,636
Shares issuable related to ESPP	480,634	59,735	—
Convertible preferred stock issuable upon conversion to common stock	—	—	9,629,405
Total	5,868,738	4,024,718	12,275,967

11.	Income Taxes

The Company did not record a provision or benefit for income taxes during the years ended December 31, 2019, 2018 and 2017.

The tax effect of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Deferred Tax Assets
Net Operating Loss	$35,974	$22,248	$10,404
Depreciation and Amortization	100	241	226
Stock-Based Compensation	1,149	627	274
Research & Development Credits	6,568	3,972	2,063
Deferred Revenue	—	—	1,791
Other Accruals	453	507	235
Total Deferred Tax Assets	$44,244	$27,595	$14,993
Valuation Allowance	(44,244)	(27,595)	(14,993)
Net Deferred Tax Assets	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2019, 2018 and 2017 was an increase of approximately $16.6 million, $12.6 million, and $3.4 million, respectively.

As of December 31, 2019, the Company had net operating loss carryforwards for federal income tax purposes of $165.8 million, with $44.3 million expiring beginning in the year 2031 and $121.5 million available indefinitely. As of December 31, 2018, the Company had net operating loss carryforwards for federal income tax purposes of $100.6 million, with $44.3 million expiring beginning in the year 2031. The Company also has federal research and development tax credits of $7.1 million and $4.1 million, respectively which expire beginning in the year 2031.

As of December 31, 2019 and 2018, the Company had net operating loss carryforwards for state income tax purposes of $17.6 million and $16.8 million, respectively which expire beginning in the year 2031 and state research and development tax credits of $2.1 million and $1.4 million, respectively which do not expire.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. As of December 31, 2019 and 2018, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company filed US and California tax returns with varying statues of limitations. The federal and California tax years from 2011 to 2018 remain open to examination due to the carryover of unused net operating losses and tax credits. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months.

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	For the year ended December 31,
	2019	2018	2017
Tax Benefits:
Unrecognized Benefit beginning of period	$1,455	$803	$229
Gross Increases - prior period tax positions	—	—	59
Gross Increases - current period tax positions	899	652	515
Total Unrecognized Benefit - end of period	$2,354	$1,455	$803

12.	Selected Unaudited Quarterly Financial Data

The following tables show a summary of the Company’s unaudited quarterly financial data for each of the four quarters of 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Collaboration and license revenue	$—	$—	$—	$—
Operating expenses	21,931	17,426	17,216	19,669
Other income (expense), net	433	571	739	796
Net loss	(21,498)	(16,855)	(16,477)	(18,873)
Basic and diluted net loss per common share (1)	$(0.89)	$(0.70)	$(0.69)	$(0.81)

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Collaboration and license revenue	$—	$—	$10,143	$497
Operating expenses	18,440	13,702	19,316	13,717
Other income (expense), net	846	855	826	563
Net loss	(17,594)	(12,847)	(8,347)	(12,657)
Basic and diluted net loss per common share (1)	$(0.76)	$(0.56)	$(0.36)	$(0.72)

(1)

Basic and diluted net loss per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net loss per common share.

13. Subsequent Event

Merger Agreement with Foamix

As discussed in Note 1, “Description of Business,” on November 10, 2019, the Company signed a definitive merger agreement with Foamix.  The transaction contemplated by the Merger Agreement will result in a change in control of the Company. On February 6, 2020, the Merger was approved by both the Company stockholders and Foamix’s shareholders. The material terms of the Merger Agreement are further described in Part I, Item 1, “Business,” in this annual report.

The Company expects to incur severance expense upon the consummation of the proposed merger with Foamix because the Company anticipates that all of its full-time employees will be involuntarily terminated. In accordance with the offer letters between the Company and each of the Company’s named executive officers entered into and the severance arrangements for the Company’s non-officer employees, the Company expects to make cash severance payments to the Company’s existing employees totaling approximately $8.7 million upon termination.

The Company has incurred, and expects to incur additional, significant transaction-related expenses in connection with negotiating and executing the Merger Agreement with Foamix and completing the transactions contemplated by the Merger Agreement. Transaction-related expenses, which include legal, accounting and financial advisor fees, and other service provider costs, are currently estimated to total approximately $7.2 million. The Company incurred $3.0 million of these costs during the fourth quarter of 2019 and recorded that amount as transaction-related expenses on the Company’s statements of operations and comprehensive loss. As of December 31, 2019, $0.7 million of these costs were accrued on the Company’s balance sheet. The Company expects to incur the remainder of the anticipated transaction-related expenses in the first half of 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Management assessed our internal control over financial reporting as of December 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2019 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Item 9B.  Other Information.

None

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding our executive officers, directors and key employees as of February 15, 2020:

Name	Age	Position(s)
Executive Officers and Employee Directors
Steven Basta	54	President, Chief Executive Officer and Director
Kristine Ball	48	Senior Vice President, Corporate Strategy and Chief Financial Officer
Paul Kwon, M.D.	49	Chief Scientific Officer
Ronald Krasnow	57	General Counsel
Non-Employee Directors
Paul Berns (1)(3)	53	Director
Ted Ebel (1)(2)	50	Director
David McGirr (1)(2)	65	Director
Elisabeth Sandoval (2)	58	Director
Scott Whitcup, M.D. (3)	60	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Ronald A. Krasnow has served as our General Counsel and Chief Compliance Officer since June 2019. Prior to that, Mr. Krasnow served as General Counsel, Chief Strategy Officer and Secretary at Kinestral Technologies, Inc., a company focused on bringing cutting edge technology to the home and commercial construction markets, from December 2017 to December 2019. Prior to Kinestral, Mr. Krasnow spent approximately ten years as General Counsel at Relypsa, Inc. from 2007 to 2017, overseeing legal activities as the biotech company grew from a start-up, through its IPO, commercialization of its drug and its acquisition by Galenica.  Prior to joining Relypsa, Mr. Krasnow spent ten years at Symyx Technologies, Inc. from 1997 to 2007 in various positions, including Senior Vice President, Intellectual Property.  Earlier in his career, Mr. Krasnow was an attorney at Fish & Neave (now Ropes & Gray LLP) representing clients in complex patent litigation and interferences.  Mr. Krasnow received his J.D. from The George Washington University Law School and his B.S. in Materials and Metallurgical Engineering from The University of Michigan.

Non-Employee Directors

Paul Berns has served as a member of our board of directors since November 2017. Mr. Berns has been a consultant to the pharmaceutical industry since July 2016, as well as from August 2012 to March 2014 and from July 2005 to March 2006. From March 2014 to June 2016, Mr. Berns served as President and Chief Executive Officer and Chairman of the Board at Anacor Pharmaceuticals, Inc. a biopharmaceutical company, which was acquired by Pfizer Inc. in 2016. Previously, Mr. Berns served as President and Chief Executive Officer of Allos Therapeutics, Inc., a biopharmaceutical company, from March 2006 to September 2012, when it was acquired by Spectrum Pharmaceuticals, Inc. Mr. Berns was President and Chief Executive Officer of Bone Care International, Inc., a specialty pharmaceutical company, from June 2002 to July 2005, when it was acquired by Genzyme Corporation. Prior to that, Mr. Berns was Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories from 2001 to 2002, and from 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals/Knoll, when it was acquired by Abbott Laboratories in 2001. Earlier in his career, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company from 1990 to 2000. Mr. Berns is currently a board member of the privately held company, Gideon Health (since August 2019), the privately held company, BlackThorn Therapeutics (since November 2018), the privately held company, MC2 Therapeutics (since May 2017), and the publicly held company, Jazz Pharmaceuticals, PLC (since April 2010) and the publicly held company, Unity Biotechnology, Inc. (since March 2018). Mr. Berns previously served on the boards of Anacor Pharmaceuticals, Inc. (from June 2012 to June 2016), XenoPort, Inc. (from November 2005 to May 2016), Allos Therapeutics, Inc. (from March 2006 to September 2012) and Bone Care International, Inc. (from June 2002 to July 2005). Mr. Berns received his B.S. in Economics from the University of Wisconsin. We believe that Mr. Berns is qualified to serve on our board of directors because of his extensive experience in the biopharmaceutical industry and his service as a director of a number of public pharmaceutical companies.

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

David McGirr has served as a member of our board of directors since November 2017. From March 2013 until June 2014, Mr. McGirr was Senior Advisor to the Chief Executive Officer of Cubist Pharmaceuticals, Inc., a biopharmaceutical company, where he also served as Senior Vice President and Chief Financial Officer from November 2002 to March 2013. Prior to that, Mr. McGirr was the President and Chief Operating Officer of hippo inc., a venture-financed internet technology company, where Mr. McGirr also served as a member of its board of directors from 1999 to 2003. Previously, Mr. McGirr was the President of GAB Robins North America, Inc., a risk management company, serving also as Chief Executive Officer from 1997 to 1999. Prior to that, Mr. McGirr was a private equity investor from 1995 to 1996. Earlier in his career, Mr. McGirr served in various positions within the S.G. Warburg Group from 1978 to 1995, ultimately as Chief Financial Officer, Chief Administrative Officer and Managing Director of S.G. Warburg & Co., Inc., a position held from 1992 to 1995. Mr. McGirr is currently a board member of the following publicly listed companies: X4 Pharmaceuticals, Inc. (since September 2017), Insmed Incorporated (since October 2013), Rhythm Pharmaceuticals, Inc. (since November 2015) and previously served on the boards of LifeCell Corporation (from November 2007 to June 2008), Relypsa, Inc. (from November 2012 to September 2016) and Roka Bioscience, Inc. (from October 2013 to January 2018). Mr. McGirr received his B.Sc. in Civil Engineering from the University of Glasgow and his M.B.A. from The Wharton School at the University of Pennsylvania. We believe that Mr. McGirr is qualified to serve on our board of directors because of his experience as an executive officer or director of a number of public and private pharmaceutical companies.

Elisabeth Sandoval has served as a member of our board of directors since March 2019.  Ms. Sandoval currently serves as a consultant to the pharmaceutical industry.  From 2016 to 2019, she served as the Chief Commercial Officer and Executive Vice President of Corporate Strategy for Alder Biopharmaceuticals, a clinical stage company focused on developing novel therapeutic antibodies for the treatment of migraine.  Ms. Sandoval is also responsible for developing and leading the company’s medical affairs, investor relations, corporate communications and business development functions. Before joining Alder, she was Chief Commercial Officer for KYTHERA Biopharmaceuticals, where she led the commercial strategy and execution including the hiring and development of all commercial functions and launch of a first-in-class product prior to KYTHERA’s acquisition by Allergan. Before KYTHERA, Ms. Sandoval was Vice President of Marketing for Bausch and Lomb Surgical, leading all marketing strategy and execution globally.  Prior to this position, Ms. Sandoval was Vice President of Global Marketing at Allergan with responsibility for developing the global commercial strategy for the Medical Aesthetics division and execution of key product launches. She spent 23 years at Allergan in sales and marketing leadership roles in the specialties of dermatology, neurology, and aesthetics. Ms. Sandoval serves on the board of directors for Alastin Skincare, a privately held company. Ms. Sandoval began her career in research and development at Johnson & Johnson’s Ethicon division. She holds an MBA from Pepperdine University and a B.S. in Biology from the University of California, Irvine.

Scott Whitcup, M.D. has served as a member of our board of directors since February 2016. Dr. Whitcup is founder and Chief Executive Officer of Akrivista and Whitecap Biosciences, two companies focused on the development and commercialization of novel therapies in ophthalmology and dermatology. Previously, Dr. Whitcup held various research and development roles from 2000 to 2015 at Allergan, including serving as Executive Vice President, Research and Development and Chief Scientific Officer, where he led the discovery and global development of both pharmaceutical products and medical devices in therapeutic areas including ophthalmology, CNS, urology, dermatology, medical aesthetics and surgical obesity. Before Allergan, Dr. Whitcup was the Clinical Director at the National Eye Institute at the NIH, and Chaired the NIH Medical Executive Committee. Dr. Whitcup holds a B.A. in Neurobiology and Behavior from Cornell University and an M.D. from Cornell University Medical College. Dr. Whitcup has completed a residency in Internal Medicine at UCLA, a residency in Ophthalmology at Harvard Medical School‑Massachusetts Eye & Ear Infirmary and a fellowship in Uveitis and Ocular Immunology at the National Eye Institute, National Institutes of Health. He is a Diplomate of both the American Board of Internal Medicine and the American Board of Ophthalmology, a licensed

M.D. in California and is on the Clinical Faculty of the Department of Ophthalmology, at the Jules Stein Eye Institute, David Geffen School of Medicine at the University of California at Los Angeles. Dr. Whitcup has published more than 250 scientific articles and co‑authored a leading textbook on uveitis and ocular immunology. Dr. Whitcup is a venture partner at Vivo Capital. Dr. Whitcup currently serves on the board of Scilex Holding Company and Anivive Lifesciences, and previously served on the board of Nightstar Therapeutics, Avanir Pharmaceuticals, and Questcor Pharmaceuticals, publicly traded companies, and Semnur Pharmaceuticals. We believe that Dr. Whitcup is qualified to serve on our board of directors due to his clinical development expertise, medical and scientific expertise and his leadership experience with life sciences companies.

Meetings of the Board of Directors

The board of directors met eight times during the fiscal year ended December 31, 2019. The audit committee met four times, the compensation committee met four times and the nominating and corporate governance committee met zero times. Each member of the board of directors, attended at least 75% of the aggregate number of meetings of our board of directors. We encourage all of our directors and nominees for director to attend our annual meeting of stockholders; however, attendance is not mandatory.

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

Name	Audit	Compensation	Nominating and Corporate Governance
Steven Basta	—	—	—
Paul Berns	X	—	X
Ted Ebel	X	X(1)	—
David McGirr	X(1)	X	—
Elisabeth Sandoval	—	X	—
Scott Whitcup, M.D.	—	—	X(1)
Total meetings in 2019	4	4	0

(1)	Committee Chairperson

Below is a description of each committee of the board of directors.

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

•	appoints our independent registered public accounting firm;
•	evaluates the independent registered public accounting firm’s qualifications, independence and performance;
•	determines the engagement of the independent registered public accounting firm;
•	reviews and approves the scope of the annual audit and the audit fee;
•	discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;
•	approves the retention of the independent registered public accounting firm to perform any proposed permissible non‑audit services;
•	monitors the rotation of partners of the independent registered public accounting firm on our engagement team in accordance with requirements established by the SEC;
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

The current members of our compensation committee are Ms. Sandoval and Messrs. Ebel and McGirr, with Mr. Ebel serving as the chairperson of the committee. Our board of directors has determined that each of Ms. Sandoval and Messrs. Ebel and McGirr is independent under the applicable rules and regulations of the Nasdaq Stock Market LLC and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and the Nasdaq Stock Market LLC.

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

The current members of our nominating and corporate governance committee are Dr. Whitcup and Mr. Berns, with Dr. Whitcup serving as the chairperson of the committee. Our board of directors has determined that each of Dr. Whitcup and Mr. Berns is an independent director under the applicable rules and regulations of the Nasdaq Stock Market LLC relating to nominating and corporate governance committee independence. The nominating and corporate governance committee operates under a written charter that satisfies the applicable standards of the SEC and the Nasdaq Stock Market LLC.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2019, our compensation committee consisted of Ms. Sandoval and Messrs. Ebel and McGirr. None of the members of our compensation committee during 2019 nor any of the current members of our compensation committee has at any time been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our board of directors or compensation committee.

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

Material Changes to Nominee Recommendation Procedures

Following our initial public offering in January 2018, there have been no material changes to the procedures by which stockholders may recommend nominees to our board in 2020.

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

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, furnished to us or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2019, all filing requirements applicable to our executive officers and directors under the Exchange Act were met in a timely manner.

Item 11. Executive Compensation.

The following is a discussion of compensation arrangements of our named executive officers, or NEOs. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Our Chief Executive Officer and our two other most highly compensated officers for the year ended December 31, 2019 were:

•	Steven Basta, President and Chief Executive Officer;
•	Kristine Ball, Senior Vice President, Corporate Strategy and Chief Financial Officer; and
•	Paul Kwon, M.D., Chief Scientific Officer

We refer to these executive officers as our named executive officers, or NEOs.

Summary Compensation Table

The following table shows information regarding the compensation of our named executive officers for services performed in the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Steven Basta	2019	598,000	305,877	974,304	—	—	1,878,181
President and Chief Executive Officer	2018	580,000	319,000	—	1,706,865	—	2,605,865
Kristine Ball	2019	416,000	154,752	327,624	—	—	898,376
Senior Vice President, Corporate Strategy and Chief Financial Officer	2018	400,000	160,000	—	705,478	—	1,265,478
Paul Kwon, M.D.	2019	412,000	153,264	327,624	—	—	892,888
Chief Scientific Officer

(1)

The amounts reported in the bonus column represent discretionary payments made based on 2019 and 2018 performance. In connection with the pending Merger in order to mitigate potential negative tax consequences to both our company and the NEO under Section 280G and 4999 of the Internal Revenue Code, 2019 bonus was paid in December 2019.

(2)

The amounts reported in the stock awards and option awards columns represent the grant date fair value of the restricted stock units and stock options granted to our named executive officers during 2019 and 2018 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value are set forth in Note 9 to the financial statements included in this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth all outstanding equity awards held by each of the named executive officers as of December 31, 2019.

			Option Awards
Name	Vesting Commencement Date (1)		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Steven Basta	11/30/2015		357,641	—	1.83	2/2/2026
	8/24/2017	(2)	49,530	35,379	4.83	8/24/2027
	5/3/2018	(2)	23,556	35,334	8.49	5/3/2028
	12/10/2018	(2)	35,475	106,425	5.51	12/10/2028

Kristine Ball	9/14/2017		97,381	75,742	4.83	9/14/2027
	5/3/2018	(2)	25,333	38,667	8.49	5/3/2028
	12/10/2018	(2)	24,000	72,000	5.51	12/10/2028

Paul Kwon, M.D.	2/2/2016		167,175	3,557	1.83	2/2/2026
	8/24/2017	(2)	10,371	7,409	4.83	8/24/2027
	5/3/2018	(2)	25,333	38,667	8.49	5/3/2028
	12/10/2018	(2)	16,000	48,000	5.51	12/10/2028

(1)

Except as otherwise noted, options vest and become exercisable as to 1/4th of the shares underlying the option on the first anniversary of the vesting commencement date and as to 1/48th of the shares underlying the option on each monthly anniversary of the vesting commencement date thereafter, subject to the holder continuing to provide services to us through such vesting date.

(2)

These options vest and become exercisable as to 1/48th of the shares underlying the award on each monthly anniversary of the vesting commencement date thereafter, subject to the holder continuing to provide services to us through such vesting date.

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

2019 Salaries

For fiscal year 2019, Mr. Basta’s annual base salary was $598,000, Ms. Ball’s annual base salary was $416,000, and Dr. Kwon’s annual base salary was $412,000.

Terms and Conditions of 2019 Annual Bonuses

Each NEO’s target bonus opportunity is expressed as a percentage of base salary that can be achieved by meeting corporate objectives at a target level. Each of our NEO’s target bonus opportunity is set in their employment agreements, as amended with us. The 2019 annual bonus for Mr. Basta, Ms. Ball and Dr. Kwon were targeted at 55%, 40% and 40% of their respective base salaries.

For 2019, all of our NEOs were eligible to earn their annual bonuses pursuant to the achievement of certain performance goals. The performance goals for annual bonuses are reviewed and approved annually by the compensation committee of our board of directors and Mr. Basta’s annual bonus was reviewed and approved by the board of directors. Following a review of the corporate goals attained in 2019, the overall bonus funding was approved at 91% of the target for 2019, and each of our NEO’s annual bonus was paid at 91% of his or her target bonus amount in December 2019. Thus, for fiscal year 2019, Mr. Basta’s bonus was $305,887, Ms. Ball’s bonus was $154,752 and Dr. Kwon’s bonus was $153,265.

2019 Equity Award Grants

On July 29, 2019, we granted Mr. Basta 238,800 restricted stock units and each of Ms. Ball and Mr. Kwon 80,300 restricted stock units.  The restricted stock unit awards were scheduled to vest in equal installments on the first two anniversaries of the date of grant, subject to the named executive officer’s continued service through the applicable vesting date.  On December 11, 2019, the vesting of the restricted stock units was fully accelerated in connection with the pending Merger in order to mitigate potential negative tax consequences to both our company and the named executive officers.

In accordance with Mr. Basta’s option agreement and employment agreement, as amended, on the date of a “Change in Control” transaction (as defined in the 2011 Stock Incentive and 2018 Omnibus Incentive Plans, or the “2011 and 2018 Plans”), which includes the pending Merger, vesting will accelerate with respect to 100% of the options that Mr. Basta holds immediately prior to the Change in Control transaction.

In accordance with our standard form option agreement and form option grant notice, in connection with a Change in Control, which includes the pending Merger, each option granted to Ms. Ball and Dr. Kwon that is scheduled to vest and, if applicable, become exercisable, on or after the twelve (12) month anniversary of such event (ignoring, for this purpose, any accelerated vesting provisions) shall instead vest and, if applicable, become exercisable on the date of such 12 month anniversary. However, if Ms. Ball or Dr. Kwon is terminated by us without “cause” or resigns for “good reason” (each as defined in the 2011 and 2018 Plans) within the twelve (12) month period following a Change in Control, then, subject to the execution and non-revocation of a general release of claims in favor of our company, all options will vest and become exercisable upon such termination.

Change in Control and Severance Provisions

Steven Basta. Under Mr. Basta’s employment agreement, as amended, in the event Mr. Basta’s employment with us is terminated without “cause” (as defined below) or he resigns from his employment for “good reason” (as defined below), and Mr. Basta executes and does not revoke a general release of claims in favor of us, then Mr. Basta will receive the following: (i) an amount equal to twelve (12) months of base salary, payable in one lump sum; (ii) COBRA premiums paid by us for the twelve (12) month period following his termination and (iii) accelerated vesting with respect to the number of shares underlying any equity incentives or options that are subject to vesting and that would have otherwise vested during the twelve (12) month period following his termination.

In addition, if Mr. Basta is terminated by us without cause or he resigns from his employment for good reason during the three (3) months before and twelve (12) month period following a Change in Control (as defined in the 2018 Omnibus Incentive Plan), Mr. Basta will receive (i)a lump-sum cash payment in cash equal to the sum of (a) eighteen (18) months’ base salary plus (b) one and a half times (1.5x) target annual bonus plus (c) target annual bonus, pro-rated monthly for any partial year and (ii) COBRA premiums paid by us for the eighteen (18) month period following his termination.

The severance payments and benefits described above will commence within 60 days following Mr. Basta’s termination date, provided that Mr. Basta has signed and not revoked a release of claims in favor of our company.

For purposes of Mr. Basta’s employment agreement:

Cause means if it has caused or is reasonably expected to result in material injury to the company: (i) the executive’s gross negligence or willful failure substantially to perform his or her duties and responsibilities to the company or deliberate violation of a company policy, which failure is not corrected within 30 days after the board of directors has given the executive written notice specifying the failure in reasonable detail, and he or she had an opportunity to address the board of directors with, at the executive’s option, counsel present; (ii) the executive’s intentional commission of any act of fraud, embezzlement or dishonesty against the company or any other willful misconduct; (iii) the executive’s improper, unauthorized use or disclosure of any proprietary information or trade secrets of the company or any other party to whom the executive owes an obligation of nondisclosure as a result of his or her relationship with the company; or (iv) the executive’s willful breach of any material obligations under any written agreement or covenant with the company, which failure is not corrected within 30 days after the board of directors has given the executive written notice specifying the failure in reasonable detail, and the executive has had an opportunity to address the board of directors with, at the executive’s option, counsel present.

Good reason means the occurrence at any time of any of the following without the executive’s prior written consent: (i) removal from the current executive officer position held by such executive with respect to the company resulting in a material diminution of the executive’s authority, duties or responsibilities (other than a mere change in title following any merger or consolidation of the company with another entity); (ii) the assignment of duties or responsibilities materially inconsistent with those customarily associated with the position of such executive officer or a material diminution of the executive’s position, authority, duties or responsibilities (other than a mere change in title following any merger or consolidation of the company with another entity); (iii) a material reduction in the executive’s base salary; (iv) any willful failure or willful breach by the company of any of the material obligations of the executive’s employment agreement; or (v) a requirement that the executive relocate his principal place of business by more than 50 miles; provided that the executive will not be deemed to have good reason unless (a) the executive first provides the company with written notice of the condition giving rise to good reason within 90 days of its initial occurrence, and (b) the company fails to cure such condition within 30 days after receiving such written notice.

Kristine Ball and Paul Kwon. Under Ms. Ball’s and Dr. Kwon’s employment agreements, as amended, in the event Ms. Ball’s or Dr. Kwon’s employment with us is terminated without “cause” (as defined below) or resigns from employment for “good reason” (as defined below), and Ms. Ball or Dr. Kwon executes and does not revoke a general release of claims in favor of us, then Ms. Ball or Dr. Kwon will receive (i) an amount equal to nine (9) months of base salary payable in one lump sum; and (ii) COBRA premiums paid by our company for nine (9) months.

In addition, upon a termination without cause or a resignation for good reason during the three (3) months before and twelve (12) month period following a Change in Control, Ms. Ball or Dr. Kwon will receive (i) a lump-sum cash payment equal to: (a) twelve (12) months’ base salary plus (b) one times (1x) annual target bonus plus (c) target annual bonus, pro-rated monthly for any partial year and (ii) COBRA premiums paid by our company during the twelve (12) month period following the executive’s termination of employment.

The severance payments and benefits described above will commence within 60 days following the executive’s termination date, provided that the executive has signed and not revoked a release of claims in favor of our company.

For purposes of Ms. Ball’s and Dr. Kwon’s employment agreement:

Cause means (i) the executive’s gross negligence or willful failure substantially to perform his or her duties and responsibilities to the company or deliberate violation of a company policy; (ii) the executive’s intentional commission of any act of fraud, embezzlement or dishonesty against the company or any other willful misconduct that has caused or is reasonably expected to result in material injury to the company; (iii) the executive’s unauthorized use or disclosure of any proprietary information or trade secrets of the company or any other party to whom the executive owes an obligation of nondisclosure as a result of his or her relationship with the company; or (iv) the executive’s willful breach of any obligations under any written agreement or covenant with the company.

Good reason means the occurrence at any time of any of the following without the executive’s prior written consent: (i) a material diminution of the executive’s authority, duties or responsibilities (other than a mere change in title following any merger or consolidation of the company with another entity); (ii) the assignment of duties or responsibilities materially inconsistent with those customarily associated with the position of such executive officer or a material diminution of the executive’s position, authority, duties or responsibilities (other than a mere change in title following any merger or consolidation of the company with another entity); (iii) a material reduction in the executive’s base salary; (iv) any willful failure or willful breach by the company of any of the material obligations of the executive’s employment agreement; or (v) a requirement that the executive relocate executive’s principal place of business by more than 50 miles; provided that the executive will not be deemed to have good reason unless (a) the executive first provides the company with written notice  of the condition giving rise to good reason within 90 days of its initial occurrence, and (b) the company fails to cure such condition within 30 days after receiving such written notice.

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

In March 2019, we granted Ms. Sandoval 33,355 option awards in connection with her appointment as a director. The award has an exercise price of $8.24 and vests over three years from the vesting commencement date of March 19, 2019.

In June 2019, we granted Mr. Burns, Mr. Ebel, Mr. McGirr, and Dr. Whitcup annual option awards with respect to 22,500 shares, respectively, in connection with their continued service as directors. The awards have an exercise price of $6.02 per share and fully vest over one year from the vesting commencement date of June 25, 2019. Additionally, in June 2019, we granted Ms. Sandoval 11,645 shares in connection with her continued service as a director. The award has an exercise price of $6.02 per share and vests over three years from the vesting commencement date of March 19, 2019.

The vesting of each stock option held by our non-employee directors will accelerate in full upon a Change in Control, including the pending Merger.

We also reimburse all of our non-employee directors for all reasonable and customary business expenses in accordance with company policy.

Director Compensation Table

The following table sets forth information for the fiscal year ended December 31, 2019 regarding the compensation awarded to, earned by or paid to our non‑employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Albert Cha, M.D., Ph.D. (1)	9,967	—	9,967
Paul Berns	52,000	83,925	135,925
Ted Ebel	60,000	83,925	143,925
David McGirr	62,000	83,925	145,925
Aaron Royston, M.D. (2)	22,000	83,925	105,925
Elisabeth Sandoval (3)	36,161	223,346	259,507
Scott Whitcup, M.D.	48,000	83,925	131,925

(1) Dr. Cha resigned from our board of directors in March 2019.

(2) Dr. Royston resigned from our board of directors in August 2019.

(3) Ms. Sandoval was appointed to our board of directors in March 2019.

As of December 31, 2019, our non-employee directors held the following equity awards:

Name	Shares Underlying Outstanding Options
Paul Berns	65,780
Ted Ebel	65,778
David McGirr	65,780
Elisabeth Sandoval	45,000
Scott Whitcup, M.D.	159,099

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information relating to the beneficial ownership of our common stock as of February 14, 2020, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our current directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after February 15, 2020 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 24,438,631 shares of our common stock outstanding as of February 14, 2020. Shares of our common stock that a person has the right to acquire within 60 days after February 14, 2020 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Menlo Therapeutics Inc., 200 Cardinal Way, 2nd Floor, Redwood City, California 94063.

Name of Beneficial Owner	Number of Shares Owned and Nature of Beneficial Ownership	Percent of Class
5% and Greater Stockholders:
Funds Affiliated with Vivo Capital(1)	4,011,236	16.4%
Remeditex Ventures, LLC(2)	2,761,663	11.3%
First Manhattan Co.(3)	2,168,013	8.9%
Great Point Partners, LLC(4)	1,652,013	6.8%
venBio Global Strategic Fund II, L.P.(5)	1,461,552	6.0%
Point72 Capital Advisors(6)	1,404,265	5.7%
Funds Affiliated with Janus Henderson Group(7)	1,281,133	5.2%
Merck Foundation.(8)	1,243,168	5.1%
Named Executive Officers and Directors:
Steven Basta(9)	1,057,532	4.2%
Kristine Ball(10)	227,008	*
Paul Kwon(11)	286,746	1.2%
David McGirr(12)	25,247	*
Paul Berns (13)	25,247	*
Elisabeth Sandoval	—	—
Ted Ebel(14)	38,190	*
Scott Whitcup, M.D.(15)	131,416	*
All current directors and executive officers as a group (8 persons)(16)	1,807,205	7.4%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.
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

(3)

The information reported is based on a Schedule 13G filed with the SEC on February 4, 2020, which reports that, as of Calendar Year 2018, 2,168,013 shares were held by First Manhattan Co. The address of First Manhattan Co is 399 Park Avenue, New York, NY 10022.

(4)   The information reported is based on a Schedule 13G filed with the SEC on February 14, 2020. BiomedicalValue Fund, L.P. (“BVF”) is the record owner of 551,773 shares of Common Stock (the “BVF Shares”). Great Point Partners, LLC (“Great Point”) is the investment manager of BVF, and by virtue of such status may be deemed to be the beneficial owner of the BVF Shares. Each of Dr. Jeffrey R. Jay, M.D. (“Dr. Jay”), as senior managing member of Great Point, and Mr. David Kroin (“Mr. Kroin”), as special managing member of Great Point, has voting and investment power with respect to the BVF Shares, and therefore may be deemed to be the beneficial owner of the BVF Shares.  Biomedical Offshore Value Fund, Ltd. (“BOVF”) is the record owner of 713,669 shares of common stock (the “BOVF Shares”). Great Point is the investment manager of BOVF, and by virtue of such status may be deemed to be the beneficial owner of the BOVF Shares. Each of Dr. Jay, as senior managing member of Great Point, and Mr. Kroin, as special managing member of Great Point, has voting and investment power with respect to the BOVF Shares, and therefore may be deemed to be the beneficial owner of the BOVF Shares.  GEF-SMA,LP (“GEF-SMA”) is the record owner of 386,571 shares of common stock (the “GEF-SMA Shares”). Great Point is the investment manager of GEF-SMA, and by virtue of such status may be deemed to be the beneficial owner of the GEF-SMA Shares. Each of Dr. Jay, as senior managing member of Great Point, and Mr. Kroin, as special managing member of Great Point, has voting and investment power with respect to the GEF-SMA Shares, and therefore may be deemed to be the beneficial owner of the GEF-SMA Shares.  Notwithstanding the above, Great Point, Dr. Jay and Mr.

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

(6)	The information reported is based on a Schedule 13G filed with the SEC on January 21, 2020. The address of Point72 Capital Advisors is 55 Hudson Yards, New York, NY 10001.
(7)

The information reported is based on a Schedule 13G filed with the SEC on February 13, 2020. Janus Henderson has an indirect 97% ownership stake in Intech Investment Management LLC ("Intech") and a 100% ownership stake in Janus Capital Management LLC ("JCM"), Perkins Investment Management LLC ("Perkins"),Geneva Capital Management LLC ("Geneva"), Henderson Global Investors Limited ("HGIL") and Janus Henderson Investors Australia Institutional Funds Management Limited ("JHIAIFML"), (each an "Asset Manager" and collectively as the "Asset Managers"). Due to the above ownership structure, holdings for the Asset Managers are aggregated for purposes of this filing. Each Asset Manager is an investment adviser registered or authorized in its relevant jurisdiction and each furnishing investment advice to various fund, individual and/or institutional clients (collectively referred to herein as "Managed Portfolios"). As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, JCM may be deemed to be the beneficial owner of 1,281,133 shares or 5.3% of the shares outstanding of Menlo Common Stock. However, JCM does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. The address of the Janus Henderson Group is 201 Bishopsgate EC2M 3AE, United Kingdom.

(8)	The information reported is based on a Schedule 13G filed with the SEC on February 14, 2019. The address of Merck Foundation is One Merck Drive, Whitehouse Station, New Jersey 08889

(9)   Consists of (i) 192,359 shares of common stock, (ii) 252,085 shares of common stock held by The Shelter Trust   under the Basta Revocable Trust (the “Shelter Trust”), (iii) 65,320 shares of common stock held by the Basta Revocable Trust dated August 4, 2017 (the “Basta Trust”), and (iv) 547,768 shares of common stock issuable upon the exercise of stock options within 60 days of February 14, 2020. As the trustee of each of the Shelter Trust and the Basta Trust, Mr. Basta has voting and investment power over the shares of common stock held by each of the Shelter Trust and the Basta Trust.

(10) Consists of (i) 52,534 shares of common stock and (ii) 174,474 shares of common stock issuable upon the exercise of stock options within 60 days of February 14, 2020.

(11) Consists of (i) 52,534 shares of common stock and (ii) 234,212 shares of common stock issuable upon the exercise of stock options within 60 days of February 14, 2020.

(12) Consists of 25,247 shares of common stock issuable upon the exercise of stock options within 60 days of February 14, 2020.

(13) Consists of 25,247 shares of common stock issuable upon the exercise of stock options within 60 days of February 14, 2020.

(14) Consists of (i) 12,355 shares of common stock, and (ii) 25,835 shares of common stock issuable upon the exercise of stock options within 60 days of February 14, 2020.

(15) Consists of (i) 25,000 shares of common stock and (ii) 106,416 shares of common stock issuable upon the exercise of stock options within 60 days of February 14, 2020.

(16) Beneficial ownership consists of (i) 668,006 shares of common stock and (ii) 1,139,199 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 14, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2019. As of December 31, 2019, we had two equity compensation plans, our 2018 Omnibus Plan and 2018 Employee Stock Purchase Plan, which have been approved by our board of directors and our stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and vesting of RSUs	Weighted-average exercise price of outstanding options, warrants and rights and weighted-average grant date price of RSUs	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)(2)(3)	4,321,939	$5.10	1,599,177
Equity compensation plans not approved by security holders	—	—	—
Total	4,321,939	$5.10	1,599,177

(1)	Includes the 2011 Stock Incentive Plan, 2018 Omnibus Plan and 2018 Employee Stock Purchase Plan.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Related Party Transactions

The following is a description of transactions during our last fiscal year to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

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

Investors’ Rights Agreements

We entered into a second amended and restated investors’ rights agreement with the purchasers of our outstanding preferred stock (which converted to common stock in our IPO), including entities with which certain of our directors are affiliated. As of December 31, 2019, the holders of approximately 5.5 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. The investor rights agreement also provided for a right of first offer in favor of certain holders of preferred stock with regard to certain issuances of our securities. The right of first offer terminated upon completion of our January 2018 IPO.

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

Item 14. Principal Accounting Fees and Services.

Substantially all MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure. The following table summarizes the fees of Mayer Hoffman McCann P.C., our independent registered public accounting firm, billed us for each of the years ended December 31, 2019 and 2018.

	Fiscal Year Ended December 31,
	2019	2018
Audit-related Fees	$335,080	$241,799
Total Fees	$335,080	$241,799

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

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger, dated November 10, 2019, by and among Menlo Therapeutics Inc., Giants Merger Subsidiary Ltd. and Foamix Pharmaceuticals Ltd.	8-K	11/12/2019	2.1

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 4, 2019, by and among Menlo Therapeutics Inc., Giants Merger Subsidiary Ltd. and Foamix Pharmaceuticals Ltd.	8-K	12/4/2019	2.2

2.3	Form of Voting Agreement, dated as of November 10, 2019 by and between Menlo Therapeutics Inc., and the shareholder of Foamix Pharmaceuticals Ltd. party thereto.	8-K	11/12/2019	10.1

2.4	Form of Voting Agreement, dated as of November 10, 2019 by and between Foamix Pharmaceuticals Ltd., and the stockholder of Menlo Therapeutics Inc. party thereto.	8-K	11/12/2019	10.2

2.5	Form of Contingent Stock Rights Agreement	8-K	11/12/2019	10.3

3.1	Amended and Restated Certificate of Incorporation.	8-K	1/29/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	1/29/2018	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	1/12/2018	4.2

4.3	Second amended and Restated Investors’ Rights Agreement, dated June 28, 2017, by and among the Registrant and the investors listed therein.	S-1	12/28/2017	4.3

4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934				X

10.1†	Exclusive License Agreement, dated as of December 20, 2012, by and between the Registrant and Merck Sharp & Dohme Corp.	S-1/A	1/18/2018	10.1

10.2	Sublease, dated September 19, 2017, by and between the Company and Relypsa, Inc.	S-1	12/28/2017	10.3

10.3	Sales Agreement, dated February 1, 2019, by and between the Company and Cantor Fitzgerald & Co.	S-3	2/1/2019	1.2

10.4(a)#	2011 Stock Incentive Plan, as amended.	S-1	12/28/2017	10.4(a)

10.4(b)#	Amendment to 2011 Stock Incentive Plan.	S-1	12/28/2017	10.4(b)

10.4(c)#	Form of Stock Option Agreement under 2011 Stock Incentive Plan.	S-1	12/28/2017	10.4(c)

10.4(d)#	Form of Immediately Exercisable Stock Option Agreement under 2011 Stock Incentive Plan.	S-1	12/28/2017	10.4(d)

10.5(a)#	2018 Omnibus Incentive Plan.	S-1/A	1/12/2018	10.5(a)

10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan.	S-1/A	1/12/2018	10.5(b)

10.6#	2018 Employee Stock Purchase Plan.	S-1/A	1/12/2018	10.6

10.7#	Offer Letter, dated as of August 17, 2015 by and between the Company and Steven Basta.	S-1	12/28/2018	10.7

10.8#	Amendment No. 1 to Offer Letter, by and between the Company and Steven Basta, effective as of May 3, 2018.	8-K	5/3/2018	10.1

10.9#	Offer Letter, dated as of January 14, 2016 by and between the Registrant and Paul Kwon.	S-1	12/28/2018	10.8

10.10#	Amendment No. 1 to Offer Letter, by and between the Registrant and Paul Kwon, effective as of May 3, 2018.	8-K	5/3/2018	10.3

10.11#	Offer Letter, dated as of August 15, 2017 by and between the Company and Kristine Ball.	S-1	12/28/2018	10.9

10.12#	Amendment No. 1 to Offer Letter, by and between the Company and Kristine Ball, effective as of May 3, 2018.	8-K	5/3/2018	10.2

10.13#	Form of Indemnification Agreement for directors and executive officers to be entered into following the offering.	S-1	12/28/2017	10.12

10.14	Professional Services Agreement, dated June 1, 2019, by and between the Company and Mary Spellman, M.D.	10-Q	8/1/2019	10.4

23.1	Consent of independent registered public accounting firm.				X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment request under Rule 406 promulgated under the Securities Act.
#	Indicates management contract or compensatory plan.
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

Menlo Therapeutics Inc.

By:	/s/ Steven Basta
Steven Basta President and Chief Executive Officer

Date:	March 3, 2020

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

Signature	Title	Date

/s/ Steven Basta	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2020
Steven Basta

/s/ Kristine Ball	Senior Vice President, Corporate Strategy and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2020
Kristine Ball

/s/ Paul Berns	Director	March 3, 2020
Paul Berns

/s/ Ted Ebel	Director	March 3, 2020
Ted Ebel

/s/ David McGirr	Director	March 3, 2020
David McGirr

/s/ Elisabeth Sandoval	Director	March 3, 2020
Elisabeth Sandoval

/s/ Scott Whitcup, M.D.	Director	March 3, 2020
Scott Whitcup, M.D.