Form 10-Q
period 2020-03-31
Menlo Therapeutics Inc.
filed 2020-05-11
CIK 1566044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___ TO ___.

Commission file number 001-38356

MENLO THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3757789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 U.S. Highway 22, Suite 204

Bridgewater, New Jersey 08807

(Address of principal executive offices including zip code)

(800) 755-7936

(Registrant’s telephone number, including area code)

200 Cardinal Way, 2nd Floor

Redwood City, California 94063

(Former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	MNLO	The Nasdaq Stock Market LLC

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

Yes  ☐    No  ☒

As of April 29, 2020, there were 136,257,130 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including AMZEEQ®, Molecule Stabilizing Technology (MST)™ and MST™. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

The following factors, among others, including those described in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, could cause our future results to differ materially from those expressed in the forward-looking information:

•	our ability to successfully integrate our operations with those of Foamix;

•	our ability to successfully commercialize AMZEEQ® and, if approved, FMX103 and our other product candidates;

•	the regulatory approval process for FMX103 and any of our other product candidates, including any delay or failure in obtaining requisite approvals;

•	the potential market size of treatments for any diseases and market adoption of our products, if approved or cleared for commercial use, by physicians and patients;

•	the timing, cost or other aspects of the commercialization of AMZEEQ and product candidates;

•	our ability to achieve favorable pricing for AMZEEQ and product candidates;

•	third-party payor reimbursement for AMZEEQ and product candidates;

•	disruptions related to a pandemic, epidemic or outbreak of a contagious disease, such as COVID-19, on the ability of our suppliers to provide materials for our product and product candidates initiating and retaining patients in our clinical trials, distribution of our product and business sales execution, operating results and financial condition;

•	developments and projections relating to our competitors and our industry, including competing drugs and therapies, particularly if we are unable to receive exclusivity;

•	risks related to our indebtedness, including our ability to comply with the covenants in our loan documents;

•	the timing of commencement of future non-clinical studies and clinical trials;

•	our ability to successfully complete, and receive favorable results in, clinical trials for our product candidates;

•	our intentions and our ability to establish collaborations or obtain additional funding;

•	the timing or likelihood of regulatory filings and approvals or clearances for our product candidates;

•	our ability to comply with various regulations applicable to our business;

•	our expectations regarding the commercial supply of AMZEEQ and product candidates;

•	our ability to create intellectual property and the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;

•	the timing, costs or results of litigation, including litigation to protect our intellectual property;

•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital on acceptable terms or at all;

•	our ability to attract and retain key scientific or management personnel;

•	our defense of current and any future litigation that may be initiated against us;

•	our expectations regarding licensing, business transactions and strategic operations; and

•	our future financial performance and liquidity.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

MENLO THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except per share data)

(Unaudited)

	March 31	December 31
	2020	2019
A s s e t s
CURRENT ASSETS:

Cash and cash equivalents	$57,601	$43,759
Restricted cash	855	825
Short-term bank deposits	-	12,102
Investment in marketable securities (Note 6)	23,790	16,246
Restricted investment in marketable securities (Note 6)	421	434
Trade receivable	8,333	135
Prepaid and other assets	4,236	1,557
Inventory (Note 7)	3,205	1,356
TOTAL CURRENT ASSETS	98,441	76,414

NON-CURRENT ASSETS:

Property and equipment, net	2,834	2,885
Operating lease right-of-use assets (Note 10)	1,721	1,694
In-process research & development (Note 3)	50,300	-
Goodwill (Note 3)	4,045	-
Prepaid and other assets	3,192	166
TOTAL NON-CURRENT ASSETS	62,092	4,745

TOTAL ASSETS	$160,533	$81,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MENLO THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except per share data)

(Unaudited)

	March 31	December 31
	2020	2019
Liabilities and shareholders’ equity
CURRENT LIABILITIES:

Trade payables	$14,114	$19,352
Accrued expenses	12,452	3,381
Employee related obligations	7,803	5,231
Operating lease liabilities (Note 10)	1,009	1,092
Derivative liabilities	1,190	-
Contingent Stock Right (Note 3)	19,636	-
Other	382	270
TOTAL CURRENT LIABILITIES	56,586	29,326

LONG-TERM LIABILITIES:

Liability for employee severance benefits	411	424
Operating lease liabilities (Note 10)	727	653
Long-term debt (Note 8)	32,818	32,725
Other liabilities	456	456
TOTAL LONG-TERM LIABILITIES	34,412	34,258
TOTAL LIABILITIES	90,998	63,584
COMMITMENTS (Note 11)
STOCKHOLDERS' EQUITY:
Common stock: $0.0001 par value; 300,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively; 61,501,130 and 36,480,314 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	6	3
Additional paid-in capital	420,430	328,154
Accumulated deficit	(350,861)	(310,587)
Accumulated other comprehensive income (loss)	(40)	5
TOTAL SHAREHOLDERS' EQUITY	69,535	17,575
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$160,533	$81,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MENLO THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

(Unaudited)

	Three months ended
	March 31
	2020	2019
REVENUES (Note 4)
Product sales	$1,750	$-
Royalty revenues	-	308
TOTAL REVENUES	1,750	308
EXPENSES
Cost of goods sold	271	-
Research and development	15,953	10,848
Selling, general and administrative	25,415	5,344
TOTAL EXPENSES	41,639	16,192
OPERATING LOSS	39,889	15,884
FINANCE INCOME	(728)	(536)
FINANCE EXPENSES	1,072	32
LOSS BEFORE INCOME TAX	40,233	15,380
INCOME TAX	-	(176)
NET LOSS FOR THE PERIOD	$40,233	$15,204

LOSS PER SHARE BASIC AND DILUTED	$0.95	$0.47

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE IN THOUSANDS	42,510	32,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MENLO THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands)

(Unaudited)

	Three months ended
	March 31
	2020	2019
NET LOSS	$40,233	$15,204
OTHER COMPREHENSIVE LOSS (INCOME):
Net unrealized losses (gains) from marketable securities	44	(36)
Gains on marketable securities reclassified into net loss	1	-
Net unrealized gains on derivative financial instruments	-	(15)
TOTAL OTHER COMPREHENSIVE LOSS (INCOME)	45	(51)
TOTAL COMPREHENSIVE LOSS	$40,278	$15,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MENLO THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(U.S. dollars in thousands, except share data)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Total
	Number of Shares	Amounts	Amounts
BALANCE AT JANUARY 1, 2019	32,197,615	$3	$307,631	$(215,409)	$(43)	$92,182
CHANGES DURING THE PERIOD:
Comprehensive income (loss)	-	-	-	(15,204)	51	(15,153)
Exercise of options and vesting of restricted stock units	40,392	-	16	-	-	16
Stock-based compensation	-	-	950	-	-	950
BALANCE AT MARCH 31, 2019	32,238,007	$3	$308,597	$(230,613)	$8	$77,995

BALANCE AT JANUARY 1, 2020	36,480,314	$3	$328,154	$(310,587)	$5	$17,575
CHANGES DURING THE PERIOD:
Comprehensive loss	-	-	-	(40,233)	(45)	(40,278)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	501,232	-	303	-	-	303
Stock-based compensation	-	-	1,759	-	-	1,759
Deemed dividend to warrants holders due to warrant modification	-	-	41	(41)	-	-
Classification of stock awards to derivative liability	-	-	(1,632)	-	-	(1,632)
Issuance of stock related to merger	24,519,584	3	91,805	-	-	91,808
BALANCE AT MARCH 31, 2020	61,501,130	$6	$420,430	$(350,861)	$(40)	$69,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MENLO THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three months ended
	March 31
	2020		2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$40,233	$15,204
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		93	76
Changes in marketable securities and bank deposits, net		(153)	(264)
Changes in accrued liability for employee severance benefits, net of retirement fund profit		(13)	30
Stock-based compensation		1,759	950
Non-cash finance expenses (income), net		(347)	23
Changes in operating assets and liabilities, net of effects of businesses acquired:
Increase in trade receivables, prepaid and other assets		(9,297)	(300)
Increase in other non-current assets		(3,027)	(4)
Increase (decrease) in accounts payable and accruals		856	(1,949)
Increase in inventory		(1,849)	-
Net cash used in operating activities		(52,211)	(16,642)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets		(42)	(138)
Investment in bank deposits		-	(8,000)
Cash acquired through merger		38,641	-
Proceeds from sale and maturity of marketable securities and bank deposits		27,381	15,877
Net cash provided by investing activities		65,980	7,739
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to issuance of stock for stock-based compensation arrangements, net		140	16
Net cash provided by financing activities		140	16
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		13,909	(8,887)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(37)	13
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD		44,584	28,118
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD		$58,456	$19,244
Cash and cash equivalents		$57,601	$18,994
Restricted cash		855	250
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS		$58,456	$19,244
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS -
Cashless exercise of restricted stock units	$	*	$3
Issuance of shares under employee stock purchase plan		$163	$-
Additions to operating lease right of use assets and liabilities		$287	$736

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest received		$177	$307
Interest paid		$973	-

Fair value of assets acquired		$117,270	-
Less liabilities assumed		5,827	-
Net acquired (See “Note 3- Business combination”)		111,443	-
Less cash acquired		38,641	-
Merger net of cash acquired		$72,802	-

*	Represents an amount less than one thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Menlo Therapeutics Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements (U.S. dollars in thousands, except share and per share amounts)

NOTE 1 - NATURE OF OPERATIONS

Menlo Therapeutics Inc. (the “Company,” “Menlo” or the “combined company”) is a biopharmaceutical company focused on the development and commercialization of innovative therapies in dermatology. The Company is a Delaware corporation, has its principal executive offices in Bridgewater, New Jersey and operates as one business segment.

Reverse Merger

On November 10, 2019, the Company, Foamix Pharmaceuticals Ltd. (“Foamix”) and Giants Merger Subsidiary Ltd., a wholly-owned subsidiary of Menlo (“Merger Sub”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 4, 2019, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Foamix, with Foamix surviving as a wholly-owned subsidiary of Menlo (the “Merger”) on March 9, 2020 (the “Effective Date”).

For accounting purposes, the Merger is treated as a “reverse acquisition” under generally accepted accounting principles in the United States (“U.S. GAAP”) and Foamix is considered the accounting acquirer. Accordingly, upon consummation of the Merger, the historical financial statements of Foamix became the Company’s historical financial statements, and the historical financial statements of Foamix are included in the comparative prior periods. See “Note 3 – Business Combination” for more information on the Merger.

Products, Product Candidates and Licenses

Prior to Merger, in January 2020, Foamix launched AMZEEQ® (minocycline) topical foam, 4% (“AMZEEQ”), a once-daily topical antibiotic for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older. AMZEEQ is the first topical minocycline approved by the Food and Drug Administration (“FDA”) for any condition.

AMZEEQ utilizes the Company’s proprietary Molecule Stabilizing Technology (MST)™ that is also being used to develop other of the Company’s product candidates, including FMX103 (minocycline) topical foam, 1.5%, for the treatment of papulopustular rosacea in adults, and FCD105, a topical foam comprising minocycline and adapalene for the treatment of acne vulgaris. FMX103 is currently being reviewed by the U.S. FDA with a Prescription Drug User Fee Action (“PDUFA”) action date of June 2, 2020. FCD105 is currently in Phase 2 clinical trials.

Additionally, the Company was developing serlopitant, a small molecule inhibitor of the neurokinin 1 receptor, or NK1-R, given as a once-daily, oral tablet, for the treatment of pruritus, or itch, associated with various conditions including prurigo nodularis, or PN. On April 6, 2020, the Company announced top line results from two Phase III clinical trials evaluating the safety and efficacy of once-daily oral serlopitant for the treatment of pruritus (itch) associated with PN, studies MTI-105 and MTI-106. Neither study met their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based on a 4-point improvement responder analysis. The Company does not currently intend to pursue serlopitant further other than to assess and explore opportunities, if any, to license out and or monetize other aspects of the serlopitant asset. As a result, the Company expects to record a full impairment charge related to the IPR&D and Goodwill assets in its unaudited consolidated condensed statement of operations and comprehensive loss for the three-months and six-months ending June 30, 2020. See “Note 12 – Subsequent Events” for more information.

The Company has also licensed certain technology under development and licensing agreements to various pharmaceutical companies for development of certain products combining the Company’s foam technology with the licensee’s proprietary drugs.

Liquidity and Capital Resources

The Company launched AMZEEQ in the United States in January 2020 and commenced generating product revenues in the first quarter of 2020. The Company’s activities prior to the commercial launch of AMZEEQ had primarily consisted of developing product candidates, raising capital and performing research and development activities. Since inception, the Company has incurred losses and negative cash flows from operations. For the three months ended March 31, 2020, the Company incurred a net loss of $40.2 million and used $52.2 million of cash in operations. As of March 31, 2020, the Company had cash, cash equivalents and investments of $82.7 million and an accumulated deficit of $350.9 million.

If the Company does not successfully commercialize AMZEEQ, FMX103 or any of its future product candidates, it may be unable to achieve profitability. Accordingly, the Company may be required to obtain further funding through public or private debt or equity offerings, or other arrangements. Adequate additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on acceptable terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization and manufacturing efforts. Any of these actions or failure to obtain adequate financing could harm the Company’s business, results of operations and prospects.

Prior to the Merger, the Company was focused on the development and commercialization of serlopitant. Following the receipt of the results of the Phase 3 clinical trials evaluating serlopitant for the treatment of PN and the impact of the COVID-19 pandemic, the Company has revised its operating plan to focus on the commercialization of AMZEEQ and its other topical minocycline product candidates and intends to seek partnering opportunities, if any, for the development of serlopitant in psoriasis and other indications. In addition, the revised operating plan reflects prudent resource prioritization and allocation management, including the rationalization of research and development spend to focus on existing product candidates.

The Company believes that its existing cash, cash equivalents and investments as of March 31, 2020, projected cash flows from revenues and the funds that the Company is entitled to receive under a license agreement entered into with Cutia Therapeutics (HK) Limited (“Cutia”) on April 21, 2020 (See “Note 12 – Subsequent Events”), will provide sufficient resources to fund its current ongoing needs through for at least the next 12 months from the issuance of these financial statements as of and for the three months ended March 31, 2020, though there may be need for additional financing activity as a result of the on-going COVID-19 pandemic and as the Company continues to grow.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position, results of operations, cash flow and statement of stockholders equity for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

These unaudited interim condensed consolidated financial statements should be read in conjunction with Foamix’s audited consolidated financial statements for the year ended December 31, 2019, included in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 7, 2020, but does not include all disclosures required by U.S. GAAP for annual financial statements.

The results for the three-months ended March 31, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020.

b.	Principles of Consolidation

The consolidated financial statements include the accounts of Menlo and its subsidiaries. Intercompany balances and transactions including profits from intercompany sales not yet realized outside the Company, have been eliminated upon consolidation.

c.	Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include accounting for business combinations, impairments of goodwill and intangible assets and revenue recognition. Actual results could differ from the Company’s estimates.

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves impairments of goodwill and intangible assets and revenue recognition. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended March 31, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

d.	Business Acquisition

The Company’s unaudited interim condensed consolidated financial statements include the operations of an acquired business after the completion of the acquisition. The Company accounts for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of In-Process Research and Development and Goodwill be recorded on the balance sheet. Transaction costs are expensed as incurred.

Amounts recorded in connection with an acquisition can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions.

The Company is required to measure certain assets and liabilities at fair value, either upon initial recognition or for subsequent accounting or reporting.  For example, the Company uses fair value in the initial recognition of net assets acquired in a business combination and when measuring impairment losses.  The Company estimates fair value using an exit price approach, which requires, among other things, that Company determine the price that would be received to sell an asset or paid to transfer a liability in an orderly market. The determination of an exit price is considered from the perspective of market participants, considering the highest and best use of non-financial assets and, for liabilities, assuming that the risk of non-performance will be the same before and after the transfer.

When estimating fair value, depending on the nature and complexity of the asset or liability, the Company may use one or all of the following techniques:

•	Income approach, which is based on the present value of a future stream of net cash flows.

•	Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities.

•	Cost approach, which is based on the cost to acquire or construct comparable assets, less an allowance for functional and/or economic obsolescence.

Our fair value methodologies depend on the following types of inputs:

•	Quoted prices for identical assets or liabilities in active markets (Level 1 inputs).

•	Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are directly or indirectly observable, or inputs that are derived principally from, or corroborated by, observable market data by correlation or other means (Level 2 inputs).

•	Unobservable inputs that reflect estimates and assumptions (Level 3 inputs).

A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions.

Asset Impairment

The Company reviews all of its long-lived assets for impairment indicators throughout the year. Impairment testing is performed for indefinite-lived intangible assets annually and for all other long-lived assets whenever impairment indicators are present. When necessary, the Company records charges for impairments of long-lived assets for the amount by which the fair value is less than the carrying value of these assets.

e.	Revenue Recognition

The Company accounts for its revenue transactions under FASB ASC Topic 606, Revenue from Contracts with Customers. In accordance with ASC Topic 606, the Company recognizes revenues when its customers obtain control of its product for an amount that reflects the consideration it expects to receive from its customers in exchange for that product. To determine revenue recognition for contracts that are determined to be in scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when such performance obligation is satisfied.

The Company’s customers include a limited number of national and select regional wholesalers (the “distributors”). These distributors subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. Net product revenue is typically recognized when distributors obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of product to the distributors. The Company evaluates the creditworthiness of each of its distributors to determine whether it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur. The Company does not assess whether a contract has a significant financing component if the expectation is such that the period between the transfer of the promised goods to the customer and the receipt of payment will be less than one year. Standard credit terms do not exceed 90 days. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. Shipping and handling costs related to the Company’s product sales are included in selling, general and administrative expenses.

The Company’s net product revenues through March 31, 2020 were generated through sales of AMZEEQ, which was approved by the FDA in October 2019 and was commercially launched in the United States in January 2020. Product revenue is recorded net of distribution fees, trade discounts, allowances, rebates, copay program coupons, chargebacks, estimated returns and other incentives. These reserves are classified as either reductions of accounts receivable or as current liabilities. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer mix. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. See “Note 4 – Revenue Recognition” for more information.

f.	Allowance for credit losses

An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and provisions for doubtful accounts. Provisions for doubtful accounts were not material for the three months ending March 31, 2020.

g.	Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the unaudited condensed consolidated balance sheet at their respective fair values. All gains and losses associated with derivatives are reported as a finance expence (income) in the accompanying condensed consolidated statements of operations.

h.	Fair value measurement

Fair value is based on the price that would be received from the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described as follows:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data or active market data of similar or identical assets or liabilities.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

i.	Loss per share

The calculation of the weighted-average number of common stock outstanding during the period in which the reverse merger occurs was based on:

a.	The number of common stock outstanding from the beginning of that period to the merge date was computed on the basis of the weighted-average number of common stock of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement

b.	The number of common outstanding common stock outstanding from the merge date to the end of that period was the actual number of common stock of the legal acquirer (the accounting acquiree) outstanding during that period.

The basic and diluted loss per share for each comparative period before the acquisition date presented in the consolidated financial statements following the reverse merger was calculated by dividing (a) by (b):

a.	The loss of the legal acquiree attributable to common stockholders in each of those periods.

b.	The legal acquiree's historical weighted-average number of common stock outstanding multiplied by the exchange ratio established in the merge agreement

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of Ordinary shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common stock and of common stock equivalents outstanding when dilutive. Common stock equivalents include outstanding stock options and warrants which are included under the treasury share method when dilutive.

The following average stock options, restricted stock units (“RSUs”), warrants and incremental shares to be issued under the employee stock purchase plan (“ESPP”) were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Three months ended March 31
	2020	2019
Outstanding stock options, RSUs and shares under the ESPP	5,011,179	3,327,590
Warrants	651,640	-

In addition to the above, the CSR was excluded from the calculation of the diluted net loss per share because its effect would have been anti-dilutive for the periods presented. On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The conversion of the CSR also affected the Exchange Ratio of the pre-Merger Foamix equity awards and warrants outstanding as of March 9, 2020. See “Note 12 – Subsequent Events” for more information.

j.	Newly issued and recently adopted accounting pronouncements

Recent Accounting Guidance Issued:

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (ASU 2020-04), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04 on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), which requires companies to measure credit losses of financial instruments, including customer accounts receivable, utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional Accounting Standard Updates to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. As a smaller reporting company, the Company will adopt ASU 2016-13 effective January 1, 2023 or at such time where it is no longer a smaller reporting company.

NOTE 3 – BUSINESS COMBINATION

On November 10, 2019, Menlo entered into the Merger Agreement with Foamix, and Merger Sub, a direct and wholly-owned Israeli subsidiary of Menlo. On March 9, 2020, the Merger was completed and Foamix is now a wholly-owned subsidiary of Menlo.

On the Effective Date, each ordinary share of Foamix was exchanged for 0.5924 shares of common stock of Menlo (the “Exchange Ratio”). In addition, on the Effective Date, Foamix shareholders received one contingent stock right (a “CSR”) for each Foamix ordinary share held by them. The CSRs were issued pursuant to the Contingent Stock Rights Agreement (the “CSR Agreement”), dated as of March 9, 2020, by and between Menlo and American Stock Transfer & Trust Company, LLC, and represented the non-transferable contractual right to receive shares of common stock of Menlo depending on the results of Menlo’s phase III clinical trials evaluating the safety and efficacy of once daily oral serlopitant for the treatment of prurigo nodularis (the “Phase III PN Trials”).

For accounting purposes, the Merger is treated as a “reverse acquisition” under U.S. GAAP and Foamix is considered the accounting acquirer. Accordingly, upon consummation of the Merger, the historical financial statements of Foamix became the Company’s historical financial statements, and the historical financial statements of Foamix are included in the comparative prior periods.

Under reverse acquisition accounting, the U.S. dollar amount for common stock in the financial statements is based on the value and number of shares issued by Menlo (reflecting the legal structure of Menlo as the legal acquirer) on the merger date plus subsequent shares issued by the Company. The amounts in additional paid-in capital represent that of Foamix and include the fair value of shares deemed for accounting purposes to have been issued by Foamix on the merger date and the fair value of the Menlo equity awards included in the purchase price calculation. The Foamix additional paid-in capital was also adjusted for the difference between the number of common stock and the historical number of shares of Foamix’s ordinary shares.

During the three months ended March 31, 2020, the Company incurred transaction costs of approximately $11.7 million, which are recorded in the consolidated statements of operations and comprehensive income. This amount includes $8.1 million of estimated severance benefits for employees expected to be terminated after the Effective Date. The total transaction costs and other non-recurring costs related to the Merger are estimated to be $21.8 million.

Purchase Price

The following is the Merger Consideration (as defined in the Merger Agreement) to be transferred to effect the Merger:

Total
Deemed (for accounting purposes only) issuance of Foamix shares to Menlo stockholders	$123,757
Deemed (for accounting purposes only) conversion of Menlo equity awards	7,322
Total consideration*	$131,079

* This amount reflects total consideration prior to reduction in respect of the CSRs that were issued to Foamix shareholders and that reduced the Menlo stockholders’ relative ownership in the combined company. If the effect of the CSRs is included, the total consideration deemed paid by Foamix, as the accounting acquirer, to Menlo stockholders and equity award holders in the Merger would be reduced to approximately $111.4 million, as shown in the purchase price allocation table below.

Based on Foamix’s closing share price of $2.99 as of March 9, 2020, the Merger Consideration under reverse acquisition accounting was approximately $131.1 million, consisting of $123.8 million for the deemed (for accounting purposes only) issuance of 41.4 million Foamix shares assuming that no upwards adjustment was made to the Exchange Ratio relating to the CSR, and $7.3 million for the fair value of Menlo equity awards deemed (for accounting purposes only) to be converted into Foamix equity awards. The converted stock options represent the fair value of such options attributable to service prior to the Merger date using the Foamix closing share price of $2.99 as of March 9, 2020 as an input to the Black Scholes valuation model to determine the fair value of the options.

Purchase Price Allocation

The Company completed its analysis of the allocation of the purchase price to the fair values of assets acquired and liabilities assumed as follows:

March 9, 2020
Cash and cash equivalents	$38,641
Investment in marketable securities	22,703
Prepaid expenses and other current assets	1,581
In-process research and development	50,300
Goodwill	4,045
Total assets	117,270
Current liabilities	(5,827)
Total liabilities	(5,827)
Estimated purchase price*	$111,443

* Reflects reduction in the purchase price deemed paid to Menlo stockholders in the Merger on the assumption that the CSRs, in an aggregate value of $19.6 million, convert into additional shares of the combined company for the Foamix shareholders, thereby resulting in a lower percentage of the combined company’s outstanding shares being owned by Menlo stockholders following the Merger, see “Note 12 – Subsequent Events” for more information.

Goodwill

Goodwill is recorded with the acquisition of a business and is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at least annually. None of the Goodwill recognized is expected to be deductible for income tax purposes. The purchase price of the transaction and the excess purchase price over the fair value of the identifiable net assets acquired, are calculated as follows:

March 9, 2020
Purchase price	$111,443
Less: fair value of net assets acquired, including other identifiable intangibles	(107,398)
Goodwill	$4,045

See “Note 12 – Subsequent Events” for more information.

In-Process Research and Development (“IPR&D")

The IPR&D recognized relates to Menlo’s once-daily oral serlopitant for the treatment of pruritus (itch) associated with PN that has not reached technological feasibility as follows:

Intangible asset	Estimated Fair Value
Acquired indefinite life intangible assets*	$50,300
Fair value of identified intangible assets	$50,300

* Represents acquired IPR&D assets which are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the research and development period, these assets will not be amortized into earnings; instead these assets will be subject to periodic impairment testing. See “Note 12 – Subsequent Events” for more information.

The fair value of IPR&D has been estimated utilizing a multi-period excess earnings method under the income approach, which reflects the present value of the projected cash flows that are expected to be generated, less charges representing the contribution of other assets to those cash flows that use projected cash flows with and without the intangible asset in place.

CSR

The CSR was issued pursuant to the CSR Agreement, dated as of March 9, 2020, by and between Menlo and American Stock Transfer & Trust Company, LLC, and represented the non-transferable contractual right to receive shares of common stock of Menlo depending on the results of Menlo’s Phase III PN Trials. The Company recognized a liability of $19.6 million in the unaudited condensed consolidated balance sheet as of March 31, 2020. The liability is measured at fair value and categorized as level 3 as of the acquisition date in accordance with ASC 805-31-25-5 and subsequently at each reporting date thereafter. The fair value of the CSR was estimated as the incremental value that Foamix would be able to achieve on a probability weighted basis assuming three different potential probabilities of the following scenarios (a) Serlopitant Significance was achieved in both Phase III PN Trials (b) Serlopitant Significance was achieved in only one Phase III PN Trial and (c) Serlopitant Significance was not achieved or has not been determined on or before May 31, 2020.

The contingent consideration associated with the CSR was recognized and measured at fair value as of the acquisition date in accordance with ASC 805-30-25-5. An acquirer's obligation to pay contingent consideration should be classified as a liability or equity in accordance with ASC 480, Distinguishing Liabilities from Equity, ASC 815 Derivatives and Hedging, and other applicable U.S. GAAP. The contingent consideration associated with the CSR was initially measured at fair value and will subsequently be measured at fair value at each reporting date. The CSR was classified as a liability, as it is settled by issuing variable number of the Company's common stock.

In the period between the Effective Date and March 31, 2020, there has been to change to fair value of the CSR.

On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. See “Note 12 – Subsequent Events” for more information.

Pro Forma

The actual Menlo net loss included in the Company’s consolidated statements of operations and comprehensive income for the three months ending March 31, 2020 (for the period from the March 9, 2020, the Effective Date, through March 31, 2020, which are not indicative of the results to be expected for a full year) and the supplemental unaudited pro forma revenue and net loss of the combined entity had the acquisition been completed on January 1, 2019 are as follows:

Actual Menlo results of operations included in the condensed consolidated statement of operation for the three months ending March 31, 2020:

Revenues	$-
Loss attributable to Menlo	$12,043

	Three months ended
	March 31
	2020	2019
	(Unaudited)
SUPPLEMENTAL PRO FORMA COMBINED RESULTS OF OPERATIONS:
Revenues	$1,750	$308
Net loss	$37,641	$34,077
Loss per share - basic and diluted	$0.62	$0.57

Adjustments to the supplemental pro forma combined results of operations, included in the above, are as follows:
Transaction costs	$(14,931)	$-
Acceleration of stock based compensation	(7,199)	-
Total Adjustments	$(22,130)	$-

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of the earliest period presented, or of future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the Merger.

NOTE 4 – REVENUE RECOGNITION

Product Sales

Product revenues for the three months ended March 31, 2020 were generated from sales of AMZEEQ which was commercially launched in the United States in January 2020. The Company’s customers include a limited number of national and select regional distributors. These distributors subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. Net product revenue is typically recognized when distributors obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of product to the distributors. For the three months ended March 31, 2020, three distributors accounted for 49%, 37% and 14% of product revenue, respectively.

Product Sales Provisions

Product revenue is recorded net of distribution fees, trade discounts, allowances, rebates, chargebacks, estimated returns and other incentives, described below.   The Company calculates its net product revenue based on the wholesale acquisition cost that the Company charges its distributors less provisions for (i) trade discounts and allowances, such as distributor fees and discounts for prompt payment, (ii) estimated rebates to Third-party Payers, patient co-pay assistance programs, chargebacks and other discount programs and (iii) reserves for expected product returns.

Provisions for distribution fees, trade discounts and chargebacks are reflected as a reduction to Trade receivables, net on the condensed consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within Accrued expenses on the condensed consolidated balance sheet. Provisions for revenue reserves described below reduced product revenues by $8.2 million for the three months ended March 31, 2020.

Distribution Fees and Trade Discounts and Allowances: The Company pays fees for distribution services and for certain data that distributors provide to the Company and generally provides discounts on sales to its distributors for prompt payment. These fees and discounts are contractual in nature and the Company expects its distributors to earn these fees and discounts, and accordingly deducts the full amount of these fees and discounts from its gross product revenues at the time such revenues are recognized.

Rebates, Chargebacks and Other Discounts: Product sales made under managed-care and governmental pricing programs in the U.S. are subject to rebates. Managed Care rebates relate to contractual agreements to sell products to managed care organizations and pharmacy benefit managers at contractual rebate percentages in exchange for volume and/or market share. Chargebacks relate to contractual agreements to sell products to government agencies and other indirect customers at contractual prices that are lower than the list prices the Company charges wholesalers. When these government agencies or other indirect customers purchase products through wholesalers at these reduced prices, the wholesaler charges the Company for the difference between the prices they paid the Company and the prices at which they sold the products to the indirect customers. The Company estimates the rebates and chargebacks it expects to be obligated to provide and deducts these estimated amounts from its gross product revenue at the time the revenue is recognized. The Company estimates the rebates and chargebacks that it expects to be obligated to provide based upon (i) the Company's current contracts and negotiations, (ii) estimates regarding the payer mix based on third-party data and utilization, (iii) inventory held by distributors and (iv) estimates of inventory held at the retail channel. Other discounts include the Company’s co-pay assistance coupon programs for commercially-insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to pay associated with product that has been recognized as revenue.

Product Returns: Consistent with industry practice, customers are generally allowed to return products within a specified period of time before and after its expiration date. The Company estimates the amount of product that will be returned and deducts these estimated amounts from its gross revenue at the time the revenue is recognized. The information utilized to estimate the returns provision includes: (i) historical industry information regarding rates for comparable pharmaceutical products and product portfolios, (ii) external data with respect to inventory levels in the wholesale distribution channel, (iii) external data with respect to prescription demand for products and (iv) remaining shelf lives of products at the date of sale. The Company estimates that approximately 2% to 3% of product will be returned.

Contract Assets and Contract Liabilities

The Company did not have any contract assets (unbilled receivables) as of March 31, 2020, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract liabilities as of March 31, 2020, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.

Sales Commissions

Sales commissions are generally attributed to periods shorter than one year and therefore are expensed when incurred. Sales commissions are included in selling, general and administrative expenses.

Financing Component

The Company has elected not to adjust consideration for the effects of a significant financing component when the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less. Standard credit terms do not exceed 90 days.

Royalty Revenues

The Company is entitled to royalty payments with respect to sales of a product developed by a customer in collaboration with the Company. No revenues were recorded during the three months ending March 31, 2020 and revenues in the amount of $308 were recorded during the three months ending March 31, 2019.

NOTE 5 - FAIR VALUE MEASUREMENT

The Company’s assets and liabilities that are measured at fair value as of March 31, 2020 and December 31, 2019, are classified in the tables below in one of the three categories described in note 2H above:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Marketable securities(1)	$1,024	$23,187	$-	$24,211
CSR(2)	$-	$-	$(19,636)	$(19,636)
Derivative liability(3)	$-	$-	$(1,190)	$(1,190)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Marketable securities(1)	$1,020	$15,660	$-	$16,680

(1) The Company’s debt securities are traded in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Accordingly, these assets are categorized as Level 2.

(2) See “Note 3 - Business combination” for more information regarding the measurement of the CSR

(3) The Company’s derivative liability consists of equity awards reclassified from additional paid-in capital to derivatives due to the modification of awards as described in Note 9 - Share capital. On the Effective Date the Company reclassified $1,632 from and recognized financial income of $442 during the period. The Company used the Black Scholes valuation model to determine the fair value of the options. The derivative was classified as level 3 since the volatility input was determined based on the historical Menlo volatility combined with volatility of comparable companies.

Foreign exchange risk management

Occasionally, the Company purchases and writes non-functional currency options in order to hedge the currency exposure on the Company’s cash flow. The currency hedged items are denominated in New Israeli Shekels (“NIS”). The purchasing and writing of options is part of a comprehensive currency hedging strategy with respect to salary and rent expenses denominated in NIS. These transactions are at zero cost for periods of up to one year. The counterparties to the derivatives are major banks in Israel. As of March 31, 2020, there were no hedged amounts.

As of March 31, 2020, the Company has a lien in the amount of $281 on the Company’s marketable securities and a lien in the amount $250 on the Company’s checking account, in respect of bank guarantees granted in order to secure the hedging transactions.

NOTE 6 - MARKETABLE SECURITIES

Marketable securities as of March 31, 2020, and December 31, 2019 consist mainly of debt and mutual funds securities. The debt securities are classified as available-for-sale and are recorded at fair value. Changes in fair value, net of taxes (if applicable), are reflected in other comprehensive loss. Realized gains and losses on sales of the securities, as well as premium or discount amortization, are included in the consolidated statement of operations as finance income or expenses.

Equity securities with readily determinable fair value are measured at fair value. The changes in the fair value of equity investments are recognized through net income.

The following table sets forth the Company’s marketable securities:

	March 31	December 31
	2020	2019
Israeli mutual funds	$1,024	$1,020
Certificates of deposit	-	151
U.S Government	3,025	6,031
U.S Treasury bills	1,001	9,478
Corporate notes	14,067	-
Commercial paper	5,094	-
Total	$24,211	$16,680

As of March 31, 2020 and December 31, 2019 the fair value, cost and gross unrealized holding gains and losses of the debt marketable securities owned by the Company were as follows:

	March 31, 2020
	Fair value	Cost or amortized cost	Gross unrealized holding losses	Gross unrealized holding gains
U.S Government	$3,025	$3,022	$-	$3
U.S Treasury bills	1,001	1,000	-	1
Corporate notes	14,067	14,107	40	-
Commercial paper	5,094	5,098	4	-
Total	$23,187	$23,227	$44	$4

	December 31, 2019
	Fair value	Cost or amortized cost	Gross unrealized holding loss	Gross unrealized holding gains
Certificates of deposit	$151	$151	$-	$-
U.S Government and agency bonds	6,031	6,030	-	1
U.S Treasury bills	9,478	9,475	-	3
Total	$15,660	$15,656	$-	$4

As of March 31, 2020, the unrealized losses attributed to the Company’s marketable securities were primarily due to credit spreads and interest rate movements. The Company has considered factors regarding other than temporary impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2020 and December 31, 2019.

As of March 31, 2020, and December 31, 2019 all of the Company’s debt securities were due within one year.

During the three months ended March 31, 2020 and March 31, 2019 the Company received aggregate proceeds of $15,250 and $7,877, respectively, upon sale and maturity of marketable securities.

As of March 31, 2020, and December 31, 2019, the Company’s restricted marketable securities were $421 and $434, respectively, due to a lien in respect of bank guarantees granted to secure hedging transaction and the Company’s rent agreements. See “Note 5- Fair Value Measurement” and “Note 10-Operating Lease” for more information.

NOTE 7 – INVENTORY

Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis by product. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. The Company commenced capitalizing inventory for AMZEEQ upon FDA approval of AMZEEQ on October 18, 2019. The Company periodically reviews its inventory levels and, if necessary, writes down inventory that is expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that fails to meet commercial sale specifications, with a corresponding charge to cost of goods sold. There were no inventory write-downs during the three months ended March 31, 2020.

The following table sets forth the Company’s inventory:

	March 31	December 31
	2020	2019
Raw materials	$2,018	$500
Work-in-process	430	-
Finished goods	757	856
Total	$3,205	$1,356

NOTE 8 - LONG-TERM DEBT

On July 29, 2019 (the “Closing Date”) the Company secured up to $50 million in debt under a credit agreement “the Credit Agreement”) from two of its current shareholders, who are considered related parties (the “lenders”) and entered into a Securities Purchase Agreement with one of the lenders for gross proceeds of approximately $14 million, before deducting offering expenses (see “Note 9- Share Capital” for more information). On March 9, 2020, the Company entered into an Amended and Restated Credit Agreement and Guaranty (the “Amended and Restated Credit Agreement”), whereby the Company has guaranteed the indebtedness obligation of Foamix Pharmaceuticals Inc. and granted a first priority security interest in substantially all of our assets for the benefit of the lenders. The Amended and Restated Credit Agreement provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million, of which $35.0 million was drawn as December 31, 2019 and March 31, 2020.

Under Amended and Restated Credit Agreement, the debt comprises of three trenches: (a) $15 million funded at closing (the “Tranche 1 Loan”), (b) $20 million funded on December 17, 2019 (the “Tranche 2 Loan”) and (c) up to $15 million available after the closing date and prior to September 30, 2020 (the “Tranche 3 Loan”). The Tranche 2 Loan was borrowed following the FDA’s approval of the Company’s NDA for AMZEEQ (formerly known as FMX101) and listing of AMZEEQ in the FDA’s “Orange Book,” in addition to maintained its arrangements with a third party for the commercial supply and manufacture of AMZEEQ. The Company shall be permitted to borrow the Tranche 3 Loan only following the achievement of certain revenue targets. Subject to any acceleration as provided in the Credit Agreement, including upon an event of default (as defined in the Amended and Restated Credit Agreement), the credit facility will mature on July 29, 2024 and bear interest equal to the sum of (A) 8.25% (subject to increase in accordance with the terms of the Credit Agreement) plus (B) the greater of (x) the one-month LIBOR as of the second business day immediately preceding the first day of the calendar month or the date of borrowing (if such loan is not outstanding as of the first day of the calendar month), as applicable, and (y) 2.75%. A fee in an amount equal to 1.0% of the aggregate principal amount of all loans made on any given borrowing date shall be payable to the lenders.

The Amended and Restated Credit Agreement contains certain financial covenants, including that the Company (1) at all times after the date of FDA approval of AMZEEQ maintain a minimum aggregate compensating cash balance of $2.5 million; and (2) as of the last day of each fiscal quarter commencing on the fiscal quarter ending September 30, 2020, receive revenue for the trailing 12-month period in amounts set forth in the Amended and Restated Credit Agreement, which range from $10.5 million for the fiscal quarter ending September 30, 2020 to $109.5 million for the fiscal quarter ending June 30, 2024.

As of March 31, 2020, the Company is in compliance with all covenants, including maintaining a minimum aggregate compensating cash balance as mentioned above. In the event where the Company fails to observe or perform any of the financial covenants the lenders may, by notice to the Company, declare the Term Loans then outstanding to be due and payable in whole, together with accrued interest and a Prepayment Premium (as defined in the Amended and Restated Credit Agreement ). Additionally, the Company is monitoring ongoing developments in connection with the COVID-19 pandemic, which may have an adverse impact on the Company’s commercial prospects, projected cash position and ability to remain in compliance with these covenants.

Under the Amended and Restated Credit Agreement, there are no required payments of principal amounts until July 2023. Afterwards, the Company will pay 1.5% of the aggregate principal amount each month. The outstanding amount will be paid in full on July 2024.

In addition, on the Closing Date, Foamix issued to the lenders warrants to purchase up to an aggregate of 1,100,000 of its ordinary shares, at an exercise price of $2.09 per share (the “Warrant”), which represents the five-day volume weighted average price of the ordinary shares as of the trading day immediately prior to the Closing Date. Following the Merger, the Warrants were exchanged, based on the Exchange Ratio, to 651,640 of the Company’s common stock, and adjusted the exercise price to $3.53 (See “Note 12 – Subsequent Events” for more information relating to subsequent adjustment of warrant following the Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106)). Payment of the exercise price will be made, at the option of the lender, either in cash or as a reduction of common stock issuable upon exercise of the Warrant, with an aggregate fair value equal to the aggregate exercise price ("cashless exercise"), or any combination of the foregoing. The Warrants were exercisable immediately following the closing of the Credit Agreement and are due to expire on July 29, 2026. Any Warrants left outstanding will be cashless exercised on the Warrants' expiration date, if in the money. The Warrants issued were classified as equity in accordance with ASC 815-40. Proceeds received under the Tranche 1 Loan were allocated to the Warrants and the Tranche 1 Loan on a relative fair value basis.

The Company incurred offering expenses of $1,090 in connection with transactions contemplated by the Credit Agreement and the Securities Purchase Agreement, which were allocated to the Warrants, shares and debt consistently with the allocation of proceeds. The Company incurred additional expenses in the amount of $293 from the borrowing of Tranche 2 Loan, allocated only to the debt.

Debt issuance costs are recorded on the consolidated balance sheet as a reduction of liabilities.

Amounts allocated to the debt, net of issuance cost, are subsequently recognized at amortized cost using the effective interest method.

The fair value of the debt as of March 31, 2020 was $32.8 million and is categorized as Level 3. The valuation was performed by applying the income approach, under which the contractual present value method was used. The estimation of risk adjusted discount curve was based on public information reported in the financial statements of publicly traded venture lending companies.

During the three months ended March 31, 2020 the company recorded interest expense of $973 and $94 relating to the interest and discount cost, respectively.

NOTE 9 – SHARE CAPITAL

Common stock

As of March 31, 2020, the Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 300,000,000 shares of $0.0001 par value common stock.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding. The Company has never declared any dividends on common stock.

Issuance of stock

On July 29, 2019, pursuant to the Credit Agreement and Securities Purchase Agreement, Foamix issued and sold, in a registered offering, an aggregate of 6,542,057 ordinary shares at a purchase price of $2.14 per share, later exchanged to 3,875,514 Menlo common stock at the closing of the Merger. The aggregate gross proceeds of approximately $14 million, before deducting issuance costs allocated as described in Note 8-Long Term Debt, in the amount of $286.

Pursuant to the completion of the merger, on March 9, 2020, the Company issued 36,550,335 shares to Foamix shareholders (See also “Note 12 – Subsequent Events” for more information relating to subsequent issuance of shares to Foamix shareholders).

Warrants

In addition to the Credit Agreement signed on July 29, 2019, on the Closing Date, Foamix issued to the lender Warrants to purchase up to an aggregate of 1,100,000 of its ordinary shares, later exchanged to 651,640 of Menlo’s common stock. Upon the closing of the Merger, each Warrant received one CSR as described in Note 3- Business Combinations (See also “Note 12 – Subsequent Events” for more information relating to subsequent issuance of shares to Foamix shareholders). The warrants were exercisable immediately following the closing of the Credit Agreement and are due to expire on July 29, 2026. Any Warrants left outstanding will be cashless exercised on the Warrants’ expiration date, if in the money.

The exchange of Warrants from Foamix warrants to Menlo warrants and the additional CSR, was accounted for as a modification, by analogy, from the modification’s guidance under ASC 260-10-S99-2. The Company assessed the significance of the modification of the Warrants by comparing the fair value of the Warrants immediately before and after the amendments. In its assessment, it also considered additional qualitative factors. The Company concluded that the change of terms was not significant. Therefore, the incremental fair value, in the amount of $41, of the modified Warrants over the original ones (as of modification date) was recognized in retained earnings as deemed dividend to the Warrants holders.

Share-based compensation

Equity incentive plan:

Upon closing of the Merger, the company adopted Foamix’s equity incentive plan (the “Plan”). As of March 31, 2020, 1,286,346 shares remain issuable under the Plan. (See also “Note 12 – Subsequent Events” for more information relating to subsequent issuance of equity awards)

Employee Share Purchase Plan:

Upon closing of the Merger, the company adopted Foamix’s ESPP pursuant to which qualified employees (as defined in the ESPP) may elect to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of the common stock at the beginning or end of each semi-annual share purchase period (“Purchase Period”). Employees are permitted to purchase the number of shares purchasable with up to 15% of the earnings paid (as such term is defined in the ESPP) to each of the participating employees during the Purchase Period, subject to certain limitations under Section 423 of the U.S. Internal Revenue Code.

As of March 31, 2020, 3,083,157 shares remain available for grant under the ESPP.

During the three months ended March 31, 2020, 61,031 Foamix ordinary shares, later exchanged to 36,155 Menlo common stock, were issued to the employees.

Options and RSUs granted to employees and directors:

In the three months ended March 31, 2020 and 2019, the Company granted options and RSU as follows:

	Three months ended March 31, 2020
	Award amount*	Exercise price range*	Vesting period	Expiration
Employees and Directors:
Options	1,465,190	$2.67-$6.80	1 year -4 years	10 years
RSUs	435,559	-	1 year -4 years	-

	Three month ended March 31, 2019
	Award amount*	Exercise price range*	Vesting period	Expiration
Employees:
Options	531,818	$6.01-$6.43	4 years	10 years
RSUs	162,689	-	4 years	-

* All amounts and exercise prices for pre-Merge grants are presented following the exchange to Menlo options and RSUs at the Exchange Ratio described in Note 3-Business Combination.

The fair value of options and RSUs granted to employees and directors during the three months ended March 31, 2020, and the three months ended March 31, 2019 was $4,268 and $2,736, respectively.

The fair value of RSUs granted is based on the share price on grant date.

The fair value of options granted was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Three months ended March 31
	2020	2019
Dividend yield	0%	0%
Expected volatility	60.44%-69.83%	61.2%-61.4%
Risk-free interest rate	1.17%-1.26%	2.55%-2.62%
Expected term	6 years	6 years

Pursuant to the Merger, all outstanding options and RSUs granted by Foamix were exchanged to stock options and RSUs of Menlo’s common stock according to the Exchange Ratio. In addition, for each option and RSU the holder received a CSR as described in Note 3- Business Combination. This transaction was considered by the company to be a modification under ASC 718. The modification did not affect the remaining requisite service period. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded incremental compensation expense of $60 related to the modification in the consolidated statement of operations.

Awards granted to options and RSU holders who are no longer employed or providing services to the Company are accounted for in accordance with ASC 815-40. Under this guidance, the awards are classified as a derivative liability because the award no longer exchanges a fixed amount of cash for a fixed number of shares. Accordingly, the Company reclassified $1.6 million from additional paid-in capital to derivative liability on the unaudited condensed consolidated balance sheet. Prior to the reclassification of these awards as a liability instrument, the Company recorded an incremental compensation expense of $587 due to the above mentioned modification in accordance with ASC 718.

Prior to the Merger, Menlo recognized all expenses relating to awards outstanding as of the Effective Date. These awards were subject to acceleration upon the change of control per the previous Menlo stock option plan.

The following table illustrates the effect of share-based compensation on the statements of operations:

	Three months ended March 31
	2020	2019
Research and development expenses	$516	$354
Selling, general and administrative	1,243	596
Total	$1,759	$950

NOTE 10 – OPERATING LEASE

Operating lease agreements

The Company has operating leases for corporate offices, research and development facilities, and vehicles. The properties primarily relate to the Company’s principal executive office in Bridgewater, New Jersey, corporate offices in Redwood City, California and research and development facility in Israel.

On March 13, 2019, the Company signed an amendment to the original lease agreement for its principal executive office in Bridgewater, New Jersey (“The Amendment”). The Amendment includes an extension of the lease period of the 10,000 square feet previously leased under the original agreement (the “Original Space”) and an addition of 4,639 square feet (the “Additional Space”). The Company entered the Additional Space following a period of preparation by the lessor completed during September 2019 (the “Commencement Date”). The Amendment is due to expire on August 31, 2022.

Pursuant to The Amendment of the lease on the Current Space, the Company recognized an additional right of use asset and liability in the amount of $713. The Additional Space was considered a new lease agreement and was recognized as a right of use asset and liability, in the amount of $302, on the Commencement Date.

The Company’s corporate offices in Redwood City, California are under lease through December 31, 2020 with a base rent of approximately $60 per month. Given the short-term nature of the remaining lease period, the combined company did not recognize a right-of-use asset and liability and expects to recognize the lease payments in its statements of operations and comprehensive loss on a straight-line basis over the remaining lease term.

The lease agreement for the research and development facility in Israel is linked to the Israeli consumer price index (“CPI”) and due to expire in December 2020.

Additionally, the Company has entered into operating lease agreements in connection with the leasing of vehicles. The lease periods are generally for three-year terms. To secure the terms of certain of the vehicle lease agreements, the Company has made prepayments to the leasing company, representing approximately three months of lease payments. These amounts have been recorded as part of the operating lease right-of-use assets.

Maturities of lease liabilities are as follows:

2020	$934
2021	566
2022	340
2023	18
Total lease payments	1,858
Less imputed interest	122
Total lease liability	$1,736

As of March 31, 2020, the Company has a lien in the amount of $744 on the Company’s cash and marketable securities in respect of bank guarantees granted in order to secure the lease agreements.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of March 31, 2020, no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.

IPO Lawsuits

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

The parties have mediated the consolidated lawsuit and reached a settlement, providing for payment to the class of plaintiffs in the amount of $9.5 million in return for a release of all claims against the defendants, including the Company and its current and former officers and directors. The settlement is subject to final documentation and Court approval. The Company’s insurance carriers will pay the vast majority of the settlement amount. Menlo accrued for the remaining settlement amount that is not covered by insurance carriers as of December 31, 2019, which did not have a material impact on its financial statements.

Merger Lawsuits

Seven lawsuits (collectively, the “Merger Lawsuits”) were filed in various U.S. federal district courts against Foamix and certain other defendants in connection with the Merger. The lawsuits generally alleged that the registration statement on Form S-4 and the prospectus/joint proxy statement included therein included false or misleading information regarding the Merger in violations of Section 14(a) and Section 20(a) of the Exchange Act and/or Rule 14a 9 promulgated under the Exchange Act. In addition, one of the lawsuits alleged that the members of Foamix’s board of directors breached their fiduciary duties in connection with the Merger. The plaintiffs sought, among other things, to enjoin consummation of the Merger, or alternatively rescission or rescissory damages; to compel the individual defendants to disseminate a joint proxy statement/prospectus that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading; a declaration that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act; a declaration that the Merger Agreement was entered into in breach of fiduciary duty and is therefore invalid and unenforceable; an order directing the individual defendants to commence a sale process for Foamix and obtain a transaction; and an award of costs, including attorneys’ and experts’ fees and expenses, as well as an accounting of damages allegedly suffered by the plaintiffs. The plaintiffs have agreed the Lawsuits were rendered moot by subsequent disclosure, and on April 22, 2020, each of the plaintiffs and defendants named in the Merger Lawsuits entered into a mootness resolution agreement pursuant to which the plaintiffs agreed to dismiss their lawsuits with prejudice as to the named plaintiff and Foamix agreed to pay a de minimis mootness fee to plaintiffs’ counsel. In addition, as of May 4, 2020, each of the Merger Lawsuits has been dismissed.

NOTE 12 – SUBSEQUENT EVENTS

On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis.

This event was treated as a nonrecognized subsequent event as the Phase III PN Trials were a double-blind study and therefore the Company had no indication as to the results until announced in April 2020.

Accordingly, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The CSR conversion resulted in the issuance and delivery of 74,544,413 shares of Menlo common stock underlying the CSRs. Following the delivery pre-Merger Foamix shareholders and pre-Merger Menlo stockholders own approximately 82% and 18% of post-Merger Menlo, respectively, each calculated on a fully diluted basis. The conversion of the CSR also affected the Exchange Ratio of the pre-Merger Foamix equity awards and warrants outstanding as of March 9, 2020 and increased the awards available for grant under the Company’s equity Plan. The CSR liability recorded on the Company’s consolidated balance sheet was converted to equity and classified in Additional paid in capital.

Additionally, the Company does not intend to pursue the development of serlopitant further at this stage other than to assess and explore opportunities, if any, to license out and or monetize other aspects of the serlopitant asset. As such, the Company expects to record a full impairment charge related to the IPR&D and Goodwill assets in its unaudited consolidated condensed statement of operations and comprehensive loss for the three-months and six-months ending June 30, 2020.

On April 23, 2020, the Company announced that it entered into a license agreement with Cutia for AMZEEQ as well as certain of the Company’s other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ and, if approved in the U.S., FMX103 and FCD105 in the Greater China territory. Foamix will supply the finished licensed products to Cutia for clinical and commercial use. Foamix will receive an upfront cash payment of $10 million and will be eligible to receive an additional $1 million payment upon the receipt of marketing approval in China of the first licensed product. Foamix will also receive royalties on net sales of any licensed products. The Company is currently assessing the accounting treatment of this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019 and our Current Report on Form 8-K/A filed with the SEC on May 7, 2020. In this Quarterly Report on Form 10-Q, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to Menlo Therapeutics Inc. after giving effect to the Merger.

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative therapies in dermatology. On March 9, 2020, we combined with Foamix Pharmaceuticals Ltd. (“Foamix”). In January 2020, Foamix (now our wholly-owned subsidiary) launched AMZEEQ® (minocycline) topical foam, 4% (“AMZEEQ”), a once-daily topical antibiotic for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older. AMZEEQ is the first topical minocycline approved by the Food and Drug Administration (“FDA”) for any condition and serves as a springboard for commercializing additional innovative products in dermatology.

AMZEEQ utilizes our proprietary Molecule Stabilizing Technology (MST)™ that is also being used to develop our product candidate FMX103 (minocycline) topical foam, 1.5%, for the potential treatment of papulopustular rosacea in adults, and our product candidate FCD105, a topical foam comprising minocycline and adapalene for the potential treatment of acne vulgaris. FMX103 for papulopustular rosacea is currently being reviewed by the U.S. FDA with a Prescription Drug User Fee Action (“PDUFA”) action date of June 2, 2020. FCD105 is currently in Phase 2 clinical trials with top line results anticipated in the second quarter of 2020. Pending a successful development program, we intend to file an NDA for FCD105 under the abbreviated FDA 505(b)(2) regulatory pathway, which is the same regulatory pathway we have pursued for AMZEEQ and are pursuing for FMX103.

In addition to MST™, and our emulsion platform which is a different technology, we have a number of proprietary delivery platforms in development that enable topical delivery of other APIs, each having unique pharmacological features and characteristics designed to keep the API stable when delivered and directed to the target site. We believe our MST vehicle and other topical delivery platforms may offer significant advantages over alternative delivery options, including emulsions, and are suitable for multiple application sites across a range of conditions. We are also actively pursuing opportunities to out-license our product and product candidates to third parties for development and commercialization outside the United States.

Key Developments

Below is a summary of selected key developments affecting our business that have occurred since December 31, 2019:

•	On November 10, 2019, the Company, Foamix and Giants Merger Subsidiary Ltd., a wholly-owned subsidiary of Menlo (“Merger Sub”),entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 4, 2019, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Foamix, with Foamix surviving as a wholly-owned subsidiary of Menlo (the “Merger”) on March 9, 2020. Foamix was deemed the “accounting acquirer” in the Merger and the Merger was accounted for as a reverse acquisition, with Foamix allocating the purchase price consideration to the tangible and intangible assets acquired and liabilities assumed from Menlo, and the excess purchase price recorded as goodwill. In accordance with reverse acquisition accounting, Foamix’s consolidated financial statements are deemed those of the predecessor entity.

•	On March 9, 2020, we entered into an Amended and Restated Credit Agreement and Guaranty, whereby we have guaranteed the indebtedness obligation of Foamix Pharmaceuticals Inc. and granted a first priority security interest in substantially all of our assets for the benefit of the lenders. The Amended and Restated Credit Agreement provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million, of which $35.0 million was drawn as of December 31, 2019 and March 31, 2020.

•	On March 24, 2020, we announced that Andrew Saik has joined the Company as our Chief Financial Officer and Treasurer.

•	On April 2, 2020, we announced that we have entered into a settlement and license agreement to resolve the remaining pending patent litigation involving Finacea® foam.

•	LEO Pharma A/S, or LEO, has remedied the supply chain issues related to Finacea foam that Foamix previously disclosed in April 2019 and has resumed commercial sales of Finacea foam.

•	On April 6, 2020, we announced top line results from two Phase III clinical trials evaluating the safety and efficacy of once daily oral serlopitant for the treatment of pruritus (itch) associated with prurigo nodularis (PN), studies MTI-105 and MTI-106. Neither study met their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based on a 4-point improvement responder analysis. We currently do not intend to further pursue the development of serlopitant, other than to assess and explore opportunities, if any, to license out and or monetize other aspects of the serlopitant asset. As such, the Company expects to record a full impairment charge related to the IPR&D and Goodwill assets in its unaudited consolidated condensed statement of operations and comprehensive loss for the three-months and six-months ending June 30, 2020.

•	On April 23, 2020, we announced that we entered into a license agreement with Cutia Therapeutics (HK) Limited (“Cutia”) for AMZEEQ® (minocycline) topical foam, 4% as well as certain of our other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ® and, if approved in the U.S., FMX103 and FCD105 in the Greater China territory. Foamix will supply the finished licensed products to Cutia for clinical and commercial use. Foamix will receive an upfront cash payment of $10 million and will be eligible to receive an additional $1 million payment upon the receipt of marketing approval in China of the first licensed product. Foamix will also receive royalties on net sales of any licensed products.

•	During the first quarter of 2020, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, that began in China spread throughout the globe. There are many uncertainties regarding the novel coronavirus COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect our financial results, business operations or supply chain in the first quarter ended March 31, 2020, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties, including duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Any prolonged material disruption of the Company’s employees, suppliers, manufacturing, or customers could negatively impact its consolidated financial position, consolidated results of operations and consolidated cash flows. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary. See “Part II Other Information—Item 1A. Risk Factors—Risks Related to Our Business and Industry—We face risks related to health epidemics and other widespread outbreaks of contagious disease, including the novel coronavirus, COVID-19, which have disrupted, and may continue to significantly disrupt, our operations and impact our financial results.”

•	Following the receipt of the results of the Phase 3 clinical trials evaluating serlopitant for the treatment of PN and the impact of the COVID-19 pandemic, the Company has revised its operating plan to focus on the commercialization of AMZEEQ and its other topical minocycline product candidates and intends to seek partnering opportunities, if any, for the development of serlopitant in psoriasis and other indications. In addition, the revised operating plan reflects prudent resource prioritization and allocation management, including the rationalization of research and development spend to focus on existing product candidates.

Financial Overview

Our cash and cash equivalents and investments totaled $82.7 million as of March 31, 2020. We believe that our cash and cash equivalents and investments, projected cash flows from revenues and the funds that we are entitled to receive under our license agreement with Cutia, will provide sufficient resources for our current ongoing needs through at least the next twelve months, though there may be need for additional financing activity as a result of the on-going COVID-19 pandemic and as we continue to grow. See “—Liquidity and Capital Resources” below.

We have incurred net losses since our inception. Until the first quarter of 2020, when we commenced commercial operations, our business activities were primarily limited to developing product candidates, raising capital and performing research and development activities. As of March 31, 2020, we had an accumulated deficit of $350.9 million. We recorded net losses of $40.2 million and $15.2 million for the three months ended March 31, 2020 and 2019, respectively.

Our capital resources and business efforts are largely focused on activities relating to the commercialization of AMZEEQ and advancing our product candidates and pipeline. We expect to continue to incur operating losses until our products generate adequate commercial revenue to reach profitability. If we do not successfully commercialize AMZEEQ, FMX103 or any current or future product candidates, if approved, we may be unable to generate adequate product revenues to achieve such profitability. We may be required to obtain further funding through debt or equity offerings or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or commercialization or manufacturing efforts. Additionally, we are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may have an adverse impact on our commercial prospects and projected cash position.

Components of Operating Results

Revenues

To date, we have generated limited revenues from sales of AMZEEQ, FMX103 or any of our other product candidates.

During 2019, we were engaged in pre-launch sales and marketing planning activities and other pre-commercialization efforts in order to support the commercialization of AMZEEQ in the United States. We received FDA approval for AMZEEQ on October 18, 2019 and launched AMZEEQ in the United States in January 2020 and have generated product revenue of $1.8 million for the three months ended March 31, 2020. We will not commercially launch FMX103 or our other product candidates in the United States or generate any revenues from sales of any of our product candidates unless and until we obtain marketing approval. Our ability to generate revenues from sales will depend on the successful commercialization of our drug product AMZEEQ, and, if approved, FMX103 and any other product candidates.

Historically, we have generated revenues under development and license agreements including royalty payments in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer, which later assigned it to LEO. In the three months ended March 31, 2020, we did not receive or become entitled to any royalty payments due to the ongoing suspension of the manufacturing of Finacea by LEO, following inadequate supply of quality-compliant batches of the API used in such product. In April 2020, LEO Pharma A/S, or LEO, announced that it had remedied the supply chain issues related to Finacea foam and has resumed commercial sale in the United States.

We may become entitled to additional contingent payments in the future, subject to achievement of the applicable clinical results by our other licensees. However, in light of the current phase of development and associated milestone schedules under these agreements, we do not expect to receive significant payments in the near term, if at all. We are also entitled to additional royalties from net sales or net profits generated by other products to be developed under these agreements, if they are successfully commercialized. In those development and license agreements in which royalties are based on net sales, their rate ranges from 3% to 8.5%, and in the agreement in which royalties are based on net profits, their rate is 6%.

Additionally, as described in “Key Developments,” on April 23, 2020, we announced that we entered into a licensing agreement with Cutia for AMZEEQ as well as certain of our other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ and, if approved in the U.S., FMX103 and FCD105 in the Greater China territory. Foamix will supply the finished licensed products to Cutia for clinical and commercial use. Foamix will receive an upfront cash payment of $10 million and will be eligible to receive an additional $1 million payment upon the receipt of marketing approval in China of the first licensed product. Foamix will also receive royalties on net sales of any licensed products.

Cost of Goods Sold

Cost of goods sold was $0.3 million for the three months ended March 31, 2020. There was no cost of goods sold in the three months ended March 31, 2019 because the revenues in that period consisted solely of royalties, which do not bear related cost of goods sold.

Our gross margin percentage of 85% was favorably impacted during the three months March 31, 2020 by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the three months ended March 31, 2020 was valued at cost, our gross margin for the period then ended would have been 79%.

Operating Expenses

Research and Development Expenses

Our research and development expenses to date relate primarily to the development of AMZEEQ, FMX103 and FCD105. Our total research and development expenses for the three months ended March 31, 2020 and 2019 were approximately $16.0 and $10.8 million, respectively. We charge all research and development expenses to operations as they are incurred.

Research and development expenses consist primarily of:

•	employee-related expenses, including salaries, benefits and related expenses, including share-based compensation expenses;

•	expenses incurred under agreements with third parties, including subcontractors, suppliers and consultants that conduct regulatory activities, clinical trials and preclinical studies;

•	expenses incurred to acquire, develop and manufacture clinical trial materials;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs;

•	costs associated with the creation, development and protection of intellectual property;

•	other costs associated with preclinical and clinical activities and regulatory operations; and

•	materials and manufacturing costs related to commercial production prior to FDA approval.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 were approximately $25.4 million and $5.3 million, respectively. This increase was primarily associated with the expansion of our employee base, including sales force, to support the growth of our operations, severance expenses for Menlo employees, Merger expenses and sales and marketing expenses incurred in connection with the commercialization of AMZEEQ.

Our selling, general and administrative expenses consist principally of:

•	employee-related expenses, including salaries, benefits and related expenses, including share-based compensation expenses;

•	costs associated with selling, marketing and shipping and handling costs;

•	legal and professional fees for auditors and other consulting expenses and

•	facility, information technology and depreciation expenses.

Financial Income and Expenses

Financial income primarily consist of gains from interest earned from our bank deposits, financial income on our marketable securities and a revaluation of our derivative liability. Financial expenses primarily consist of interest expense on our long-term debt.

Income Taxes and Net Operating Loss Carryforwards

We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when AMZEEQ, FMX103 or any other product, if approved in the future, generates adequate revenues for us to reach profitability. As of December 31, 2019, we had federal and state net operating loss carryforwards of $165.8 million and $17.6 million, respectively. $44.3 million and $16.8 million of these carryforwards will begin to expire in 2031 for federal and state purposes, respectively. As of December 31, 2019, we had federal and state research and development tax credit carryforwards of $7.1 million and $2.1 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. As of December 31, 2019, Foamix had foreign NOL carryforwards of $224.4 million, which are available solely to offset taxable income of our foreign subsidiary, subject to any applicable limitations under foreign law and $27.3 million in federal and state NOLs with no limited period of use.

NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. State NOLs and tax credit carryforwards may be subject to similar limitations under state laws. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Sections 382 or 383. We may have experienced ownership changes in the past, including in connection to our initial public offering (“IPO”), and as a result of the Merger and/or subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use the NOL and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2020 and 2019

Revenues

Revenues totaled $1.8 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, revenues were generated from product sales of AMZEEQ, which was launched in January 2020. For the three months ended March 31, 2019, revenues consisted solely of royalty revenues.

The decrease in royalty revenues for the three months ended March 31, 2020 as compared to royalty revenues for the three months ended March 31, 2019 is due to the failure of LEO’s contract manufacturer to produce the API for Finacea in compliance with the required specifications and quality standards. The lack of supply of Finacea resulted in no royalty revenues from the sale of Finacea for the three months ended March 31, 2020. In April 2020, LEO Pharma A/S, or LEO, announced that it had remedied the supply chain issues related to Finacea foam and has resumed commercial sales in the United States. This supply chain issue for Finacea was not related to the manufacturing, production or supply of any of our other products or product candidates, including AMZEEQ and FMX103.

While the COVID-19 pandemic did not materially affect our revenues in the first quarter ended March 31, 2020, the pandemic could have a negative impact on the Company's revenue in future periods.

Cost of Goods Sold

Cost of goods sold was $0.3 million for the three months ended March 31, 2020. There was no cost of goods sold in the three months ended March 31, 2019 because the revenues in that period consisted solely of royalties, which do not bear related cost of goods sold.

Our gross margin percentage of 85% was favorably impacted during the three months March 31, 2020 by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the three months ended March 31, 2020 was valued at cost, our gross margin for the period then ended would have been 79%.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2020 were $16.0 million, representing an increase of $5.2 million, or 48%, compared to $10.8 million for the three months ended March 31, 2019. Employee-related expenses increased by $4.7 million, including $3.8 million related to severance expenses associated with Menlo employees, and $0.9 million in increased payroll and related expenses. In addition, clinical and manufacturing costs related to serlopitant increased by $2.2 million which was acquired in the Merger, offset by a decrease of $2.2 million related to clinical and manufacturing expenses for AMZEEQ and FMX103.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2020 were $25.4 million, representing an increase of $20.1 million, or 379%, compared to $5.3 million for the three months ended March 31, 2019. Employee-related expenses increased by $10.5 million consisting of $6.0 million primarily due to the expansion of our employee base, including sales force, to support the growth of our operations and $4.3 million related to severance expenses to Menlo employees. We incurred $3.6 million expenses relating to the Merger included in selling, general and administrative expenses. Sales and marketing expenses increased by $1.8 million related to the commercialization of AMZEEQ.

Operating Loss

Our operating loss for the three months ended March 31, 2020 was $39.9 million, compared to an operating loss of $15.9 million for the three months ended March 31, 2019, representing an increase of $24.0 million, or 151%.

Finance Income and Expenses

In the three months ended March 31, 2020 and 2019, our financial income was primarily attributable to gains from marketable securities, interest earned on our bank deposits and revaluation of our derivative liability. Our financial expenses included interest expense on our long-term debt.

Finance expenses and income are as follows:

	Three months ended March 31,
	2020	2019
	(in thousands of U.S. dollars)
Interest on bank deposits	$(32)	$(179)
Finance gains on derivative liabilities	(442)	-
Other income	(25)	-
Foreign exchange gains	(71)	-
Gain from marketable securities, net	(158)	(357)
Total income	(728)	(536)
Other expenses	5	4
Foreign exchange loss	-	28
Finance expenses on loans interest and discount	1,067	-
Total expenses	$1,072	$32

Income Taxes

During the three months ended March 31, 2020 we had no tax expenses, as compared to tax benefits of $0.2 million during the three months ended March 31, 2019.

Net Loss

Our net loss for the three months ended March 31, 2020 was $40.2 million, as compared to $15.2 million for the three months ended March 31, 2019, representing an increase of $25.0 million, or 164%. The increase was primarily due to an increase in expenses incurred in connection with our commercial launch of AMZEEQ, Merger expenses and severance expenses for Menlo employees.

Liquidity and Capital Resources

Since inception, we have funded operations primarily through private and public placements of our equity, debt, warrants and through fees, cost reimbursements and royalties received from our licensees. We commenced generating product revenues related to sales of AMZEEQ in the first quarter of 2020. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our product and product candidates, if approved, are commercially successful, if at all. We will not generate any revenue from any current or future product candidates unless and until we obtain regulatory approval and commercialize such products.

As of March 31, 2020, we had cash, cash equivalents and investments of $82.7 million. Our cash, cash equivalents and investments are held in money market accounts and marketable securities.

Foamix Pharmaceuticals Inc., a Delaware corporation (the “Borrower”), Foamix and Menlo, each as a guarantor, the lenders party thereto, and Perceptive Credit Holdings II, LP, as administrative agent for the lenders, entered into an Amended and Restated Credit Agreement and Guaranty, dated as of March 9, 2020 (the “Credit Agreement”). We have guaranteed the indebtedness obligation of the Borrower under the Credit Agreement and in connection with the Credit Agreement also granted a first priority security interest in substantially all of our assets for the benefit of the lenders. The Credit Agreement provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million, and as of March 31, 2020, approximately $35.0 million was drawn under the Credit Agreement. The Borrower will be permitted to borrow an additional $15 million before September 30, 2020 provided that the Borrower achieves certain revenue targets set forth in the Credit Agreement.

We have incurred significant transaction-related expenses in connection with negotiating and completing the Merger. Transaction-related expenses, which include legal, accounting and financial advisor fees and other service provider costs, are currently estimated to total approximately $21.8 million. We incurred $11.7 million of these costs during the three months ended March 31, 2020 on our statements of operations and comprehensive loss and we do not expect to incur any additional significant costs relating to the Merger in future periods.

Prior to the Merger, the Company was focused on the development and commercialization of serlopitant for pruritic conditions. Following the receipt of the results of the Phase 3 clinical trials evaluating serlopitant for the treatment of PN and the impact of the COVID-19 pandemic, the Company has revised its operating plan to focus on the commercialization of AMZEEQ and its other topical minocycline product candidates and intends to seek partnering opportunities, if any, for the development of serlopitant in psoriasis and other indications. In addition, the revised operating plan reflects prudent resource prioritization and allocation management, including the rationalization of research and development spend to focus on existing product candidates.

We believe that our cash and cash equivalents and investments, projected cash flows from revenues and the funds that we are entitled to receive under our license agreement with Cutia, will provide sufficient resources for our current ongoing needs through at least the next twelve months, though there may be need for additional financing activity as a result of the on-going COVID-19 pandemic and as we continue to grow. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Summary Statement of Cash Flows

The following table summarizes our statement of cash flows for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(in thousands of U.S. dollars)
Net cash (used in) / provided by:
Operating activities	$(52,211)	$(16,642)
Investing activities	65,980	20,008
Financing activities	$140	$16

Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Adjustments to net income for non-cash items mainly include depreciation and amortization and share-based compensation.

Net cash used in operating activities was $52.2 million in the three months ended March 31, 2020, compared to $16.6 million in the three months ended March 31, 2019. The increase was attributable primarily to the growth in operations and the Merger.

Cash Provided by Investing Activities

Net cash provided by investing activities was $66.0 million in the three months ended March 31, 2020, compared to $20.0 million in the three months ended March 31, 2019. The increase was attributable primarily to the cash acquired through the Merger.

Cash Provided by Financing Activities

There was $0.1 million provided by financing activities in the three months ended March 31, 2020, compared to $16,000 in the three months ended March 31, 2019. The increase was attributable to proceeds from the exercise of options and issuance of shares under the employee share purchase plan.

Cash and Funding Sources

Our sources of liquidity in the three months ended March 31, 2020 consisted primarily from cash and investments acquired in the Merger.

Our sources of liquidity in the three months ended March 31, 2019 consisted mainly of payments from licensees.

We have no ongoing material financial commitments (such as lines of credit) that may affect our liquidity over the next five years other than our commitments under the Credit Agreement.

Funding Requirements

Our present and future funding requirements will depend on many factors, including, inter alia:

•	selling, marketing and patent-related activities undertaken in connection with the commercialization of AMZEEQ, FMX103 and any other product candidates, as well as costs involved in the development of an effective sales and marketing organization;

•	the progress, timing and completion of preclinical testing and clinical trials for pipeline product candidates;

•	the time and costs involved in obtaining regulatory approval for FMX103 and our other pipeline product candidates and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to any of these product candidates;

•	the efforts necessary to institute post-approval regulatory compliance requirements for AMZEEQ;

•	the number of potential new products we identify and decide to develop;

•	the costs involved in filing and prosecuting patent applications and obtaining, maintaining and enforcing patents or defending against claims or infringements raised by third parties, and license royalties or other amounts we may be required to pay to obtain rights to third party intellectual property rights; and

•	the amount of revenues, if any, we may derive either directly or in the form of royalty payments from future sales of our drug product AMZEEQ, our product candidate FMX103 and any other pipeline product that is commercialized.

Our operating plan may change as a result of many factors currently unknown to us, and any such change may affect our funding requirements. We may therefore need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or additional license arrangements. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business.

For more information as to the risks associated with our future funding needs, see “Part II, Item 1A—Risk Factors—Risks Related to Our Financial Position and Capital Needs—We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate product development, other operations or commercialization efforts” included herein.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our critical accounting policies are described on our Current Report on Form 8-K/A filed with the SEC on May 7, 2020.

While our significant accounting policies are described in the Notes to our financial statements, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results. These policies relate to the more significant areas involving management’s judgments and estimates and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

COVID-19

The extent to which COVID-19 impacts our business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of March 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts and credit losses, inventory and related reserves, impairments of goodwill and intangible assets and revenue recognition. While there was not a material impact from the global COVID-19 pandemic to our consolidated financial statements as of and for the quarter ended March 31, 2020, our future assessment of the effect of COVID-19 on our business, including the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to our consolidated financial statements in future reporting periods.

Clinical Trial Accruals

Clinical trial costs are charged to research and development expense as incurred. We accrue for expenses resulting from obligations under contracts with clinical research organizations, or CROs. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided. Our objective is to reflect the appropriate trial expense in the consolidated financial statements by matching the appropriate expenses with the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments will be recorded as other assets, which will be recognized as expenses as services are rendered. The CRO contracts generally include pass-through fees including, but not limited to, regulatory expenses, investigator fees, travel costs and other miscellaneous costs. We estimate our clinical accruals based on reports from and discussion with clinical personnel and the CRO as to the progress or state of completion of the trials. We estimate accrued expenses as of each balance sheet date in the consolidated financial statements based on the facts and circumstances known at that time. Our clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from the CROs.

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

Business Acquisition

Our financial statements include the operations of an acquired business after the completion of the acquisition. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of In-Process Research and Development and Goodwill be recorded on the balance sheet. Transaction costs are expensed as incurred.

Amounts recorded in connection with an acquisition can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions.

We are required to measure certain assets and liabilities at fair value, either upon initial recognition or for subsequent accounting or reporting.  For example, we use fair value in the initial recognition of net assets acquired in a business combination and when measuring impairment losses.  We estimate fair value using an exit price approach, which requires, among other things, that we determine the price that would be received to sell an asset or paid to transfer a liability in an orderly market. The determination of an exit price is considered from the perspective of market participants, considering the highest and best use of non-financial assets and, for liabilities, assuming that the risk of non-performance will be the same before and after the transfer.

When estimating fair value, depending on the nature and complexity of the asset or liability, we may use one or all of the following techniques:

•	Income approach, which is based on the present value of a future stream of net cash flows.

•	Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities.

•	Cost approach, which is based on the cost to acquire or construct comparable assets, less an allowance for functional and/or economic obsolescence.

Our fair value methodologies depend on the following types of inputs:

•	Quoted prices for identical assets or liabilities in active markets (Level 1 inputs).

•	Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are directly or indirectly observable, or inputs that are derived principally from, or corroborated by, observable market data by correlation or other means (Level 2 inputs).

•	Unobservable inputs that reflect estimates and assumptions (Level 3 inputs).

A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions.

Asset Impairment

We review all of our long-lived assets for impairment indicators throughout the year. We perform impairment testing for indefinite-lived intangible assets annually and for all other long-lived assets whenever impairment indicators are present. When necessary, we record charges for impairments of long-lived assets for the amount by which the fair value is less than the carrying value of these assets.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2020 and December 31, 2019.

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

Recently Issued and Adopted Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2, “Significant Accounting Policies” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and Item 10 of Regulation S-K. As such, we are not required to provide the information set forth in this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2020 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties have mediated the consolidated lawsuit and reached a settlement, providing for payment to the class of plaintiffs in the amount of $9.5 million in return for a release of all claims against the defendants, including the Company and its current and former officers and directors. The settlement is subject to final documentation and Court approval. The Company’s insurance carriers will pay the vast majority of the settlement amount. Menlo accrued for the remaining settlement amount that is not covered by insurance carriers as of December 31, 2019, which did not have a material impact on its financial statements.

1A. Risk Factors.

Our business is subject to various risks and uncertainties, including those described below, that we believe apply to our business and the industry in which we operate. You should carefully consider these risks, as well as the other information in our Annual Report on Form 10-K, the Current Report on Form 8-K/A filed with the SEC on May 7, 2020 and this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Risks Related to the Merger

We may fail to successfully integrate with Foamix which may have a material adverse effect on our results of operations.

Menlo and Foamix have operated independently, and their businesses may not be integrated successfully. It is possible that the ongoing integration process could result in the loss of key employees, the disruption of ongoing business of the combined company or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of Menlo and Foamix in order to realize the anticipated benefits of the Merger so the combined business performs as expected include, among others:

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

In addition, at times, the attention of certain members of each company’s management and each company’s resources may be focused on the integration of the two businesses and diverted from day-to-day business operations, which may disrupt the business of the combined company.

Menlo and Foamix have incurred, and the combined company will incur, substantial direct and indirect costs as a result of the Merger.

Menlo and Foamix have incurred, and the combined company will incur, substantial expenses in connection with and as a result of completing the Merger, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, regulatory filings and filing and printing fees. In addition, over a period of time following the closing, we expect to incur substantial expenses in connection with integrating and coordinating the businesses, operations, policies and procedures of Menlo and Foamix and employee-benefit and related expenses. While Menlo and Foamix have assumed that a certain level of transaction expenses will be incurred, factors beyond Menlo’s and Foamix’s control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses will exceed the costs historically borne by Menlo and Foamix. These costs could adversely affect the financial condition and results of operations of the combined company and the elimination of certain duplicative costs, and the realization of other efficiencies related to the integration of the two businesses, may not offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.

Risks Related to Our Business and Industry

We are largely dependent on the success of AMZEEQ for the treatment of acne and our lead product candidate FMX103 for the treatment of rosacea.

To date, we have invested significant efforts and financial resources in the research and development of (i) AMZEEQ for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older, which received approval from the FDA on October 18, 2019 and became available for prescribing on January 13, 2020 and (ii) FMX103 for the treatment of papulopustular rosacea in adults, for which the FDA has set a PDUFA action date of June 2, 2020. Our success will depend largely on our ability to (i) continue to successfully commercialize AMZEEQ, (ii) obtain regulatory approval for and successfully commercialize FMX103, (iii) advance the development of our pipeline candidates and (iv) comply with the regulatory requirements that apply to these activities. If we fail to successfully commercialize AMZEEQ, obtain requisite regulatory approval within the expected time frame, or at all, for FMX103 or we do not successfully develop and commercialize our pipeline candidates, our financial position and results of operations would be adversely affected.

Even though AMZEEQ has received FDA approval, and even if FMX103 or our other product candidates receive regulatory approval, they may fail to achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.

Even though we have obtained FDA approval for AMZEEQ, and even if we obtain FDA approval for FMX103 or any of our other product candidates, the commercial success of such products will depend significantly on their broad adoption and use by dermatologists, pediatricians and other physicians for approved indications, including AMZEEQ for the treatment of moderate-to-severe acne in patients 9 years of age and older and FMX103 for the treatment of moderate-to-severe rosacea in adults, as well as any other therapeutic indications that we may seek to pursue.

Moreover, if the treatment of acne with AMZEEQ or rosacea with FMX103 is deemed to be an elective procedure, the cost of which is borne by the patient, it will not be reimbursable through government or private health insurance.

The degree and rate of physician and patient adoption of AMZEEQ, and, if approved, FMX103 and any of our other product candidates, will depend on a number of factors, including:

•	the clinical indications for which the product is approved;

•	the safety and efficacy of our product as compared to existing therapies for those indications;

•	the prevalence and severity of adverse side effects;

•	patient satisfaction with the results and administration of our product and overall treatment experience, including relative convenience, ease of use and avoidance of, or reduction in, adverse side effects;

•	patient demand for the treatment of moderate-to-severe acne and rosacea or other indications;

•	the effectiveness of our sales and marketing efforts, especially the success of any targeted marketing efforts directed toward dermatologists, pediatricians, other physicians, clinics and any direct-to-consumer marketing efforts we may initiate.

•	overcoming biases of physicians and patients towards topical treatments for moderate-to-severe acne, rosacea or other indications and their willingness to adopt new therapies for these indications;

•	the cost of treatment in relation to alternative treatments, the extent to which these costs are covered and adequately reimbursed by third party payors, and patients’ willingness to pay for our products; and

•	proper training and administration of our products by dermatologists, pediatricians and medical staff.

We have not obtained regulatory approvals to market FMX103 or our other pipeline product candidates, and we may be delayed in obtaining or fail to obtain such regulatory approvals and to commercialize these product candidates.

The process of developing, obtaining regulatory approval for and commercializing FMX103 and our other product candidates is long, complex, costly and uncertain, and delays or failure can occur at any stage. Furthermore, the research, testing, manufacturing, labeling, marketing, sale and distribution of drugs are subject to extensive and rigorous regulation by the FDA. We are not permitted to market any of our product candidates in the United States until we receive approval of the applicable NDA from the FDA. To gain approval of an NDA or other equivalent regulatory approval, we must provide the FDA with clinical data that demonstrates the continued safety and efficacy of the product for the intended indication.

While we have received FDA approval to market AMZEEQ, we have not received formal regulatory clearance to market FMX103 from the FDA. Our other product candidates are at earlier stages of development and therefore subject to similar or even greater uncertainty and risk than FMX103.

Although we received positive Phase III clinical trial results for FMX103, the results of those clinical trials may be unsatisfactory to the FDA even if we believe those clinical trials were successful. The FDA may require that we conduct additional clinical, nonclinical, manufacturing, validation or drug product quality studies and submit that data before considering or reconsidering any NDA we may submit. Depending on the extent of these additional studies, approval of any applications that we submit may be significantly delayed or may require us to expend more resources than we have available. It is also possible that additional studies we conduct may not be considered sufficient by the FDA to provide regulatory approval.

If any of these outcomes occur, we would not receive approval for FMX103 or our other product candidates and may need to discontinue the development of such product candidates.

Our ability to finance our operations and generate revenues depends on the commercial success of AMZEEQ and on the clinical and commercial success of FMX103 and our other product candidates, and failure to achieve such success will negatively impact our business.

Although we received FDA approval of AMZEEQ, we expect to continue to incur losses for the near future, which will delay our profitability. Moreover, it is possible that even if we succeed in developing and commercializing one or more of our other product candidates, we may never become profitable. Our near-term prospects, including our ability to finance our operations and generate revenues, depend on the successful commercialization of AMZEEQ and on the successful regulatory approval and commercialization of FMX103. The success of AMZEEQ, FMX103 and our other product candidates depends on a number of factors, many of which are beyond our control, including:

•	the effectiveness of our marketing, sales and distribution strategy and operations;

•	our ability to effectively run our marketing, sales and distribution strategy during the global COVID-19 pandemic, including our ability to conduct our existing operations in areas that are “closed” for business pursuant to governmental orders;

•	our ability to maintain, independently or via third parties, a commercially viable manufacturing process that is compliant with cGMP;

•	our success in educating health care providers and patients about the benefits, administration and use of AMZEEQ and, if approved, FMX103 and our other product candidates, including to the extent such efforts are hampered by our inability to conduct traditional face-to-face interactions with healthcare providers during the COVID-19 pandemic;

•	the FDA’s acceptance of our parameters for regulatory approval relating to FMX103 and our other product candidates, including our proposed indications, primary endpoint assessments, primary endpoint measurements and regulatory pathways;

•	the FDA’s acceptance of the number, design, size, conduct and implementation of our clinical trials for our clinical-stage product candidates, our trial protocols and the interpretation of data from preclinical studies or clinical trials;

•	the FDA’s acceptance of the sufficiency of the data we collected from our preclinical studies and clinical trials to support the submission of an NDA without requiring additional preclinical or clinical trials;

•	the FDA’s willingness to schedule an advisory committee meeting in a timely manner to evaluate and decide on the approval of an NDA;

•	the recommendation of the FDA advisory committee to approve our application without limiting the approved labeling, specifications, distribution or use of the products, or imposing other restrictions;

•	the FDA’s satisfaction with the NDA submission for FMX103 or our other product candidates;

•	the prevalence and severity of adverse events associated with AMZEEQ, FMX103 and our other product candidates;

•	the timely and satisfactory performance by third party contractors of their obligations in relation to our clinical trials and our manufacturing and supply of AMZEEQ and our product candidates;

•	our ability to raise additional capital on acceptable terms in order to achieve our goals;

•	the availability, perceived advantages, relative cost, safety and efficacy of alternative and competing treatments;

•	our ability to take advantage of the 505(b)(2) regulatory pathway and obtain regulatory marketing exclusivity for our products under the Hatch-Waxman Act;

•	our ability to create, pursue, obtain, protect and enforce our intellectual property rights with respect to AMZEEQ, FMX103 or our other product candidates;

•	the prevalence and severity of signs and symptoms associated with AMZEEQ, FMX103 and our other product candidates;

•	our ability to bring an action timely for patent infringement arising out of the filing of ANDAs by generic companies seeking approval to market generic versions of our products before the expiry of our patents;

•	our ability to bring an action timely for patent infringement arising out of the filing of 505(b)(2) applications by companies seeking approval to market products before expiry of our patents; and

•	our ability to avoid third party claims of patent infringement or intellectual property violations.

If we fail to achieve these objectives or to overcome the challenges presented above, many of which are beyond our control, in a timely manner, we could experience significant delays or an inability to successfully commercialize AMZEEQ or our product candidates. Accordingly, we may not be able to generate sufficient revenues through the sale of AMZEEQ, FMX103 or our other product candidates to enable us to continue our business.

We face risks related to health epidemics and other widespread outbreaks of contagious disease, including the novel coronavirus, COVID-19, which have disrupted, and may continue to significantly disrupt, our operations and impact our financial results.

In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. As of April 2020, that outbreak has led to numerous confirmed cases worldwide, including in the Unites States and other countries where we or our business partners conduct operations. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, including our own operations. The future progression of the outbreak and its effects on our business and operations are uncertain. Many patients have chosen not to visit or contact their healthcare providers which has limited new patient access and conversion. In response to the outbreak, we have taken certain steps to safeguard our employees, healthcare professionals and our other partners. For example, our sales force and marketing team have been removed from the field and have adopted remote and virtual sales activities, including tele-detailing, web-based speaker programs and virtual product education sessions, in order to meet patients’ needs. No assurance can be made that these sales tactics will be as effective as those used prior to the outbreak of COVID-19. If the activities of our sales force continue to be disrupted or such tele-detailing and virtual-based tactics are not accepted by healthcare professionals, we may generate less revenue than expected which would have a material adverse effect on our financial results as well as hinder our ability to satisfy certain covenants contained in our Credit Agreement.

We are currently unaware of any material disruptions to the supply of AMZEEQ and any material impact on our primary suppliers. We believe we have a sufficient amount of product in the trade and safety stock of our raw materials to support the current demand for AMZEEQ. While we are currently unaware of any material disruptions to our supply, our primary suppliers or our anticipated timelines for clinical results and other key milestones, we cannot guarantee that we will not experience such disruptions in the future as a result of the COVID-19 pandemic. If the outbreak of COVID-19 persists, we and our third-party contract manufacturers, contract research organizations and clinical sites may experience disruptions in supply of our product and product candidates and/or procuring items that are essential for our commercialization and research and development activities, including, for example, raw materials used in the manufacturing of our products and product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. Any negative impact that the outbreak has on the ability of our suppliers to provide materials for our product and product candidates or on retaining patients in our clinical trials could disrupt our commercialization efforts and clinical trial activities, which could adversely affect our ability to earn revenue, obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

We anticipate that we will continue to expend substantial resources for the foreseeable future for the commercialization of AMZEEQ and for pre-commercialization efforts related to FMX103. We also wish to continue the development of our existing product candidates, including the completion of the Phase 2 clinical trials for FCD105. However, we may not have sufficient funds to carry out and complete all of these plans and may need to raise additional funds for such purposes.

These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to reliably estimate the actual amounts necessary to successfully complete the development and commercialization of any of our product candidates.

We believe that our cash and cash equivalents and investments, projected cash flows from revenues and the funds that we are entitled to receive under our license agreement with Cutia, will provide sufficient resources for our current ongoing needs through at least the next twelve months, though there may be need for additional financing activity as a result of the on-going COVID-19 pandemic and as we continue to grow. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. In addition, we have in the past revised our operating plan in consideration of prudent resource prioritization and allocation management and our operating plan may change in the future as a result of many factors currently unknown to us. We may therefore need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or additional license arrangements. Such financings may result in dilution to shareholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•	the cost of commercialization activities for AMZEEQ, FMX103 or any of our other product candidates approved for sale, including marketing, sales and distribution costs;

•	the degree and rate of market acceptance of AMZEEQ and any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	the results of the clinical trials of our product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•	the cost of manufacturing our product candidates and any products we successfully commercialize, and maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing of such arrangements;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs associated with evaluation of AMZEEQ or our product candidates;

•	the costs associated with evaluation of third party intellectual property;

•	the costs associated with obtaining and maintaining licenses;

•	the costs associated with creating, obtaining, protecting, defending and enforcing intellectual property, such as costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, litigation costs, including for patent infringement arising out of ANDA submissions by generic companies to manufacture and sell generic products or arising out of 505(2)(b) submissions, and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, approved products.

Additional capital may not be available when we need it, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we may be required to revise our operating plan in order to:

•	delay, limit, reduce or terminate our establishment of manufacturing, sales and marketing or distribution capabilities or other activities that may be necessary to commercialize AMZEEQ, FMX103 or any of our other product candidates.

•	delay, limit, reduce or terminate our research and development activities; or

•	delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for our product candidates.

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing shareholders will be diluted and the terms of any new equity securities may have a preference over our ordinary shares. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to commercialize our product candidates or operate as a business.

We have limited commercial sales experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.

Prior to the launch of AMZEEQ on January 13, 2020, we had not generated any revenues from the sale of our drug products. Successful commercialization of AMZEEQ or any future products is subject to many risks. Although many of our employees have commercialized products during their employment at other organizations, we have not, as an organization, commercialized a product, and we may not be able to do so successfully with AMZEEQ or any of our product candidates.

There are many factors that could cause the commercialization of AMZEEQ or any future products to be unsuccessful, including a number of factors that are outside our control. The commercial success of AMZEEQ depends on, among other things, the extent to which patients and physicians accept and adopt AMZEEQ. For example, if the expected patient population is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to use AMZEEQ, the commercial potential of AMZEEQ will be limited. In addition, we also do not know how physicians, patients and payors will respond to the pricing of AMZEEQ. Thus, significant uncertainty remains regarding the commercial potential of AMZEEQ. Moreover, our ability to effectively generate revenues from AMZEEQ will depend on our ability to, among other things:

•	achieve and maintain compliance with regulatory and other requirements;

•	create market demand for and achieve market acceptance of AMZEEQ through our marketing and sales activities and other arrangements established for the promotion of AMZEEQ;

•	compete with other acne treatments (either in the present or in the future);

•	train, deploy and support a qualified sales force;

•	maintain and obtain agreements with third-party manufacturers that can produce commercial supplies of AMZEEQ at a scale sufficient to meet our anticipated demand and on terms acceptable to us and that can develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP regulations, including our exclusive agreement with ASM for the supply of the finished product of AMZEEQ and our third party agreements with the suppliers of AMZEEQ’s API;

•	implement and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	ensure that our entire supply chain efficiently and consistently delivers AMZEEQ to our customers;

•	receive coverage and adequate reimbursement for AMZEEQ from commercial health plans and governmental health programs;

•	successfully educate physicians and patients about the benefits, risks, administration and use of AMZEEQ;

•	obtain acceptance of AMZEEQ as safe and effective by patients and the medical community;

•	receive positive publicity related to AMZEEQ relative to the publicity related to our competitors’ products; and

•	maintain and defend our patent protection, seek additional protection and obtain regulatory exclusivity for AMZEEQ and our other product candidates.

Any disruption in our ability to generate revenues from the sale of AMZEEQ will have a material and adverse impact on our results of operations and liquidity.

We are currently building our sales, marketing and distribution capabilities, and if we are unable to expand such capabilities, our business, results of operations and financial condition may be materially adversely affected.

In order to successfully market AMZEEQ, we must continue to build and develop our sales, marketing, distribution, managerial, compliance and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize AMZEEQ and may not become profitable.

AMZEEQ is a newly-marketed drug and, therefore, none of the members of our sales force has ever promoted AMZEEQ prior to its commercial launch. In addition, we must train our sales force to ensure that a consistent and appropriate message about AMZEEQ is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of AMZEEQ and its proper administration, our efforts to successfully commercialize AMZEEQ could be harmed, which would negatively impact our ability to generate product revenue.

Additionally, even after initial development of our sales force and the commercial launch of AMZEEQ, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to effectively develop and maintain our commercial team, including our U.S. sales force, our ability to effectively commercialize AMZEEQ would be limited, and we would not be able to generate product revenues successfully. There are risks involved both with establishing our own sales and marketing capabilities and with entering into arrangements with third parties to perform these services. For example, any efforts to develop a sales and marketing organization would be subject to numerous risks, including, but not limited to, the following:

•	recruiting and training a sales force is expensive and time consuming and could delay our product launch;

•	we may be unable to recruit, retain or motivate adequate numbers of effective and qualified sales and marketing personnel;

•	we may be unable to provide adequate training to sales and marketing personnel;

•	our sales personnel may be unable to obtain access to physicians or convince adequate numbers of physicians to prescribe AMZEEQ;

•	there may be unforeseen costs and expenses associated with creating an independent sales and marketing organization; and

•	we may incur significant unexpected expenses if the commercial launch of AMZEEQ is delayed or does not occur for any reason.

If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our proposed products.

It will be difficult for us to profitably sell AMZEEQ, FMX103 or our other product candidates if reimbursement for these products is limited by government authorities and third-party payor policies.

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of AMZEEQ, and, if approved, FMX103 and our other product candidates will depend on the reimbursement policies of government authorities and third party payors. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for, and establish reimbursement levels.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for AMZEEQ or FMX103, or, if reimbursement is available, the level of reimbursement.

Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. In addition, third-party payors are likely to impose strict requirements for reimbursement in order to limit off-label use of a higher priced drug. Reimbursement by a third-party payor may depend upon a number of factors including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for our product candidates, if approved. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only to limited levels, we may not be able to commercialize our product candidates, profitably or at all, even if approved.

We may not receive market exclusivity for our product candidates under the Hatch-Waxman Act since our lead product candidates are based on an “old antibiotic” and therefore potential competitors may develop generic versions of our product(s) after launch that, if approved, could compete directly with our product(s) sooner than we expect.

Statutory exclusivity provides the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug product and precludes approval of certain 505(b)(2) applications and ANDAs, including for a generic version of the drug product, for prescribed periods of time. During the exclusivity period, the FDA may not approve a Section 505(b)(2) application or ANDA to the extent it is subject to exclusivity, or in the case of exclusivity for a new chemical entity may not receive a Section 505(b)(2) application or ANDA. Changes to a drug resulting from new clinical studies (other than bioavailability studies) that were “essential to approval,” and conducted or sponsored by the applicant, such as a new dosage form, strength, route of administration, dosing regimen or indication, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA or 505(b)(2) application for the change.

Drugs based on an “old antibiotic,” such as minocycline, are subject to an additional limitation and will not receive three-year exclusivity for a “condition of use” that was approved before October 8, 2008. Prior to 2008, drugs based on an “old antibiotic” were not eligible for Hatch-Waxman Act exclusivity. In 2008, the Q1 Program Supplemental Funding Act of 2008 made drugs containing old antibiotics eligible for three-year exclusivity under certain conditions, but excluded from eligibility for that exclusivity any “condition of use” approved for such drugs before October 8, 2008. The statute does not define “condition of use” but the U.S. District Court has provided guidance in Viropharma, Inc. v. Hamburg, 898 F. Supp.2d (District of Columbia, 2012). In Viropharma, the court held that a supplemental new drug approval for the drug Vancocin was not eligible for three-year exclusivity because the supplemental new drug application at issue did not constitute a “significant new use” for the drug. The court held that the “inclusion of more specific dosing information that was within the range specified in the prior label,” “new instructions on monitoring patients’ renal function,” and “new instructions for the continuation of treatment in older patients” did not effect a “significant new use” but rather served only to “refine labeling regarding already approved conditions of use.” The FDA also emphasized that had the company sought approval for a new indication or a new dosing regimen, it would have had to comply with other statutory requirements (including by providing new pediatric data), and that since the company did not have to provide the clinical data, it did not merit the three-year exclusivity for old antibiotics.

We believe that the clinical data submitted for our product candidates will satisfy the exclusivity requirements for old antibiotics. Our Phase III clinical trials for AMZEEQ provided new clinical (including new pediatric) data that supported a topical route of administration, a new dosing regimen and a significantly lower concentration of minocycline than the prior oral form. FMX103 is indicated for the treatment of moderate-to-severe papulopustular rosacea, which is a new indication for minocycline. While we believe that any clinical data submitted to support FMX103 and each of our other pipeline products containing an old antibiotic will provide the required new significant benefits and uses to qualify for the three-year non-patent exclusivity, if the FDA and the U.S. courts do not agree with us, the product candidate would not be protected by three-year exclusivity under the Hatch Waxman Act. While we would continue to be able to enforce our patents listed in the FDA’s Orange Book against infringement by third-parties, including a 30-month or any further stay or injunction from a court during the pendency of litigation, the FDA could approve an ANDA for a generic version of our product and a company could launch the product at risk and we may not be able to obtain an injunction to prevent the launch, which would allow a generic into the market sooner than we expect. In addition, even if the FDA awards three-year exclusivity to each of these products, its scope will depend on how the FDA defines the exclusivity-protected change. If the FDA defines this change more narrowly than we anticipate, the three-year exclusivity could provide less protection against generic competition than expected. Moreover, even if we obtain three years marketing exclusivity an ANDA may be submitted at any time before the expiration of market exclusivity.

AMZEEQ and, if approved, FMX103 will face significant competition and our failure to compete effectively may prevent us from achieving significant market penetration and expansion.

The approved indication of AMZEEQ is to treat inflammatory lesions of non-nodular moderate-to-severe acne in patients 9 years of age and older, and the expected indication of FMX103 is to treat moderate-to-severe papulopustular rosacea in adults. The facial aesthetic market in general, and the market for acne treatments in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. AMZEEQ faces significant competition from other acne products, including oral drugs such as Seysara, Solodyn, Doryx, Dynacin, Acticlate and Minocin, and topical anti-acne drugs such as Aklief, Acanya, Ziana, Epiduo, Benzaclin, Aczone and Differin. FMX103, if approved, may face significant competition from other rosacea products, including oral drugs such as Oracea®, and topical anti-rosacea drugs such as Metrogel, Soolantra and Finacea, all of which have been approved for marketing and are currently available to consumers. AMZEEQ and, if approved, FMX103 may also compete with non-prescription anti-acne and rosacea products and unapproved and off-label treatments.

There are also several potential competing products currently under development. One of such potential competing products is a topical gel suspension containing minocycline non-hydrochloride for the treatment of inflammatory skin disease, including acne and rosacea, developed by Hovione, a manufacturer of active pharmaceutical ingredients and drug product intermediates, which product candidate has recently completed Phase II clinical trials for the treatment of moderate-to-severe papulopustular rosacea and has obtained FDA input for the design of a planned Phase III clinical trial. Another such potential competing product is a topical hydrophilic gel containing minocycline hydrochloride for the treatment of acne, known as BPX-01, developed by BioPharmX Corporation, for which BioPharmX has completed Phase IIa and Phase IIb clinical trials and has obtained FDA input for the design of a planned Phase III clinical trial. BioPharmX has also announced positive results for its Phase IIb study for a topical minocycline gel named BPX-04 for the treatment of rosacea. In addition, Sol-Gel is developing topical drugs containing microencapsulated benzoyl peroxide for the treatment of rosacea and acne vulgaris and intends to submit an NDA for each candidate in 2020. If ultimately approved and launched in the U.S., these products would become direct competitors to AMZEEQ and FMX103.

To compete successfully in the acne and rosacea treatment markets, we will have to continue to demonstrate that AMZEEQ is safe and effective for the treatment of moderate-to-severe acne and to demonstrate that FMX103 is safe and effective for the treatment of moderate-to-severe rosacea, and that they do not infringe the intellectual property rights of any third parties. Competing in the acne and rosacea markets could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

Due to less stringent regulatory requirements, there are many more acne products and procedures available for use in international markets than are approved for use in the United States. There are also fewer limitations on the claims that our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, if we partner with other companies in these markets and launch our products, we may face more competition in these markets than in the United States.

In addition, we may not be able to price AMZEEQ or, if approved, FMX103, competitively with current standard of care products or their price may drop considerably due to factors outside our control. If this happens or the price of materials and manufacture increases dramatically, our ability to continue to operate our business would be materially harmed and we may be unable to commercialize AMZEEQ or FMX103 successfully. Potential competitors may challenge, narrow, invalidate or seek to design around the claims of our granted patents or our patent applications, and such patents and patent applications may fail to provide adequate protection for our product candidates. Furthermore, such potential competitors may enter the market before us, and their products may be designed to circumvent our granted patents and pending patent applications.

Because our Phase III clinical trials for AMZEEQ and FMX103 were not conducted head-to-head with the current standard of care drugs, we may not compare our results to those of existing drugs for promotional purposes, which may affect our sales and marketing efforts.

None of our Phase III clinical trials for AMZEEQ and FMX103 were conducted in head-to-head comparison with the drugs considered the current standard of care for the relevant indications, namely oral Solodyn for moderate-to-severe acne, and topical antimicrobials (such as Metrogel, generic metronidazole and Finacea) for rosacea. This means that none of the patient groups participating in these trials were or are being treated with the standard of care drugs alongside the groups treated with our product candidates.

The FDA generally requires adequate, well-controlled head-to-head clinical trials to support comparative claims regarding marketed products. As a result, we may not make promotional claims that compare AMZEEQ, FMX103 or any of our other product candidates that are commercialized in the future to the current standards of care or other competitor products which may negatively impact sales of our products.

We may encounter delays in completing clinical trials for our product candidates and may even be prevented from commencing such trials due to factors that are largely beyond our control.

We have in the past and may in the future experience delays in completing our ongoing clinical trials and in commencing future clinical trials. We experienced significant delays in our Phase III clinical program for AMZEEQ, first due to quality control issues with certain active ingredients supplied to us by a third party and due to insufficient results in one of the co-primary endpoints, namely IGA treatment success, in one of the two initial Phase III trials, after which we conducted an additional Phase III clinical trial. Such difficulties may arise again in future trials for other indications and for our product candidates.

We rely on clinical research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. Clinical trials can be delayed or aborted for a variety of other reasons, including delay or failure to:

•	obtain regulatory approval to commence a trial;

•	reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which may be subject to extensive negotiation and vary significantly among different CROs and trial sites;

•	obtain IRB approval at each site;

•	enlist suitable patients to participate in a trial;

•	have patients complete a trial or return for post-treatment follow-up;

•	ensure clinical sites observe trial protocol or continue to participate in a trial;

•	address any patient safety concerns that arise during the course of a trial;

•	address any conflicts with new or existing laws or regulations;

•	add a sufficient number of clinical trial sites; or

•	manufacture sufficient quantities of the product candidate for use in clinical trials.

Patient enrollment is also a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to available alternatives, including any new drugs or treatments that may be approved for the indications we are investigating.

We may also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the trial’s data safety monitoring board, or by the FDA. Such authorities may suspend or terminate one or more of our clinical trials due to a number of factors, including our failure to conduct the clinical trial in accordance with relevant regulatory requirements or clinical protocols, inspection of the clinical trial operations or trial site by the FDA resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

If we experience delays in carrying out or completing any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business and financial condition. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

AMZEEQ and FMX103 and other product candidates may produce undesirable side effects that we may not have detected in our clinical trials. This could prevent us from gaining market acceptance for AMZEEQ or marketing approval for our product candidates, or from maintaining such acceptance and approval, and could substantially increase commercialization costs and even force us to cease operations.

To date, AMZEEQ and FMX103 have not been associated with drug-related systemic side effects and only a few cases of mild and temporary skin reactions have been reported, most of which disappeared on their own within 12 weeks from the beginning of the treatment. AMZEEQ and FMX103 have both been observed to have a generally favorable safety profile, with the most commonly reported adverse events related to upper respiratory tract infections, and there were no treatment-related serious adverse events reported. Nonetheless, upon commercialization of AMZEEQ, and, if approved, FMX103 or other product candidates, the clinical exposure of the drugs will be significantly expanded to a wider and more diverse group of patients than those participating in the clinical trials, which may reveal undesirable side effects caused by these products that were not previously observed or reported in the current clinical trials.

The FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if our products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date on which we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action including criminal prosecution, the imposition of civil monetary penalties or seizure of our products.

Additionally, in the event we discover the existence of adverse medical events or side effects caused by AMZEEQ or one of our product candidates, a number of other potentially significant negative consequences could result, including:

•	sales of the product may be more modest than originally anticipated;

•	the FDA may suspend or withdraw its approval of the product;

•	the FDA may require the addition of labeling statements, such as warnings or contraindications or distribution and use restrictions;

•	the FDA may require us to issue specific communications to healthcare professionals, such as letters alerting them to new safety information about our product, changes in usage or other important information;

•	the FDA may issue negative publicity regarding the affected product, including safety communications;

•	we may be limited with respect to the safety-related claims that we can make in our marketing or promotional materials;

•	we may be required to change the way the product is administered, conduct additional preclinical studies or clinical trials or restrict or cease the distribution or use of the product;

•	perception of our products by physicians and patients may be adversely affected; and

•	we could be sued and held liable for harm caused to patients.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or product candidate and could substantially increase commercialization costs or even force us to cease operations.

Even if FMX103 or our other product candidates receive marketing approval, we may continue to face future developmental and regulatory difficulties. In addition, we are subject to government regulations and we may experience delays in obtaining required regulatory approvals to market our proposed product candidates.

Even if we receive approval of any regulatory filing for FMX103 or any of our other product candidates, the FDA may grant approval contingent on the performance of additional costly post-approval clinical trials or REMS to monitor the safety or efficacy of the product, which could negatively impact us by reducing revenues or increasing expenses, and cause the product not to be commercially viable. Absence of long-term safety data may further limit the approved uses of our products, if any.

The FDA may also approve FMX103 or any of our other product candidates for a more limited indication or a narrower patient population than we originally requested, or may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. Furthermore, any such approved product, including AMZEEQ, will remain subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and recordkeeping.

If we fail to comply with the regulatory requirements of the FDA, or if we discover previously unknown problems with any approved commercial products, manufacturers or manufacturing processes, we could be subject to administrative or judicially imposed sanctions or other setbacks, which could require us to take corrective actions, including to:

If we fail to comply with the regulatory requirements of the FDA, or if we discover previously unknown problems with any approved commercial products, manufacturers or manufacturing processes, we could be subject to administrative or judicially imposed sanctions or other setbacks, which could require us to take corrective actions, including to:

•	suspend or impose restrictions on operations, including costly new manufacturing requirements;

•	refuse to approve pending applications or supplements to applications;

•	suspend any ongoing clinical trials;

•	suspend or withdraw marketing approval;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	seize or detain products;

•	ban or restrict imports and exports;

•	issue warning letters or untitled letters;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•	refuse to approve pending applications or supplements to applications.

In addition, various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Costs arising out of any regulatory developments could be time-consuming and expensive and could divert management resources and attention and, consequently, could adversely affect our business operations and financial performance.

We may decide not to continue developing or commercializing any of our product candidates at any time during development or of any of our products after approval, which would reduce or eliminate our potential return on investment for those product candidates or products.

We have in the past and may again in the future decide to discontinue the development of any of our product candidates in our pipeline or not to continue to commercialize any approved product. We may discontinue development of other product candidates for a variety of reasons, such as the appearance of new technologies that make our product less commercially viable, resource allocation management, an increase in competition from generic or other competing products, changes in or failure to comply with applicable regulatory requirements, the discovery of unforeseen side effects during clinical development or after the approved product has been marketed or the occurrence of adverse events at a rate or severity level that is greater than experienced in prior clinical trials. If we discontinue a program in which we have invested significant resources, we will receive a limited return on our investment and we will have missed the opportunity to have allocated those resources to other product candidates in our pipeline that may have had potentially more productive uses.

If we are not successful in developing, acquiring regulatory approval for and commercializing additional product candidates beyond AMZEEQ or FMX103, our ability to expand our business and achieve our strategic objectives will be impaired.

Although we will devote a substantial portion of our resources on the commercialization of AMZEEQ and on the potential approval of FMX103 for the treatment of moderate-to-severe rosacea, another key element of our strategy is to discover, develop and commercialize products based on our proprietary foam or other topical platforms to serve additional dermatology indications and therapeutic markets. We are seeking to do so through our internal research programs, but our resources are limited, and our current programs are primarily geared towards commercializing AMZEEQ and seeking regulatory approval for FMX103. We may also explore strategic collaborations for the development or acquisition of new products and product candidates, but we may not be successful in entering into such relationships. While we have received FDA approval for AMZEEQ and our NDA for FMX103 for the treatment of rosacea has been accepted by the FDA, all of our other potential product candidates remain in earlier stages of development. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet may fail to yield product candidates for clinical development for many reasons, including:

•	the research methodology used may not be successful in identifying potential product candidates;

•	competitors may develop alternatives that render our product candidates obsolete or less attractive;

•	product candidates we develop may nevertheless be covered by third parties’ patents or other proprietary rights;

•	a product candidate may in a subsequent trial be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;

•	a product candidate may not be accepted as safe and effective by patients, the medical community or third party payors, if applicable;

•	creation of intellectual property rights, such as patents, which are necessary to protect our interests in a product candidate, can be challenging in relation to pharmaceutical formulations and their uses with known active pharmaceutical ingredients and generally used combinations of inactive ingredients approved by the FDA;

•	intellectual property rights, such as patents, which are necessary to protect our interests in a product candidate, may be difficult to obtain or unobtainable or if obtained may be difficult to enforce or unenforceable;

•	intellectual property rights, such as patents, may fail to provide adequate protection, may be challenged and one or more claims may be revoked or the patent may be held to be invalid; and

•	intellectual property rights of third parties may potentially block our entry into certain markets, or make such entry economically impracticable.

We expect to rely on third parties to conduct some or all aspects of our drug product manufacturing, production research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We do not expect to independently conduct all aspects of our drug product manufacturing, production research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to these items, including manufacturing in the commercial context.

We have arrangements in place with two suppliers for the supply of the API of AMZEEQ and FMX103, and an exclusive supply agreement with ASM, for the manufacturing and supply of our finished product of AMZEEQ. Pursuant to the agreement, ASM has agreed to manufacture and supply all of our commercial needs for the products on an exclusive basis for a period of four years, subject to certain exceptions.

Our reliance on these third parties for manufacturing, research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for products that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical studies are conducted in accordance with the study plan and protocols, and that our products are manufactured in accordance with cGMP as applied in the relevant jurisdictions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our drug products in accordance with cGMP, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND submissions and approval of our product candidates, or to support commercialization of AMZEEQ and, if approved, FMX103 and our other product candidates. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us upon notice. If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.

Reliance on third party subcontractors and suppliers entails a number of risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing or supply agreement by the third party, the possibility that the supply is inadequate or delayed, the risk that the third party may enter the field and seek to compete and may no longer be willing to continue supplying, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third party subcontractors and suppliers may not be able to comply with cGMP or quality system regulation or similar regulatory requirements outside the U.S. If any of these risks transpire, we may be unable to timely retain alternate subcontractors or suppliers on acceptable terms and with sufficient quality standards and production capacity, which may disrupt and delay the manufacture and commercial sale of AMZEEQ or our product candidates, if approved, and may disrupt and delay our clinical trials.

We may be forced to manufacture our product ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different manufacturer, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Any of these events could lead to clinical study delays or failure to obtain marketing approval, or impact our ability to successfully commercialize our product or any future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

Supply interruptions may disrupt our inventory levels and the availability of our product and product candidates and cause delays in obtaining regulatory approval for our product candidates or harm our business by reducing our revenues.

We depend on a limited number of manufacturing facilities to manufacture our finished products and product candidates. Numerous factors could cause interruptions in the supply or manufacture of our products and product candidates, including:

•	timing, scheduling and prioritization of production by our contract manufacturers or a breach of our agreements by our contract manufacturers;

•	labor interruptions;

•	changes in our sources for manufacturing;

•	the timing and delivery of shipments;

•	our failure to locate and obtain replacement suppliers and manufacturers as needed on a timely basis; and

•	conditions affecting the cost and availability of raw materials.

If one of our suppliers or manufacturers fails or refuses to supply us with necessary raw materials or finished products or product candidates on a timely basis or at all, it would take a significant amount of time and expense to qualify a new supplier or manufacturer. We may not be able to obtain active ingredients or finished products from new suppliers or manufacturers on acceptable terms and at reasonable prices, or at all.

Any interruption in the supply of finished products could hinder our ability to distribute finished products to meet commercial demand and adversely affect our financial results and financial condition.

With respect to our product candidates, production of product is necessary to perform clinical trials and successful registration batches are necessary to file for approval to commercially market and sell product candidates. Delays in obtaining clinical material or registration batches could adversely impact our clinical trials and delay regulatory approval for our product candidates.

Collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product and product candidates.

We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our product and product candidates in the future. For example, in April 2020, we entered into a license agreement with Cutia pursuant to which we granted Cutia exclusive rights to obtain regulatory approval of and commercialize AMZEEQ and FMX103 and FCD105, if and as approved by the FDA, in China, Taiwan, Hong Kong and Macau. We may enter into other arrangements on a selective basis, depending on the merits of retaining commercialization rights ourselves compared to entering into selective collaboration arrangements with pharmaceutical or biotechnology companies internationally and possibly also in the United States. Any such collaboration arrangements may not be successful.

In addition, the success of future collaboration arrangements that we may enter into will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

When entering collaboration arrangements, we are subject to a number of risks, including:

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial or abandon products, repeat or conduct new clinical trials, require a new formulation of products for clinical testing, may decide not to pursue development and commercialization of a product or product candidate or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to their acquisition of competitive products or their internal development of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

•	any safety issues or adverse side effects that result from trials conducted by a collaborator will adversely impact our ability to obtain regulatory approval for our product candidates;

•	any failure by a collaborator to demonstrate efficacy of a product candidate in its clinical trials could decrease the perceived likelihood of success for our clinical trials;

•	disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters may lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement;

•	collaboration arrangements are complex and time consuming to negotiate, document and implement, and we may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements;

•	collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party and any such termination or expiration would adversely affect us financially and could harm our business reputation;

•	collaboration agreements may be terminated and, if terminated, may result in delays or the need for a new collaborator or additional capital to pursue further development or commercialization of our product or product candidates in certain markets;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product or product candidates;

•	terms of any collaborations or other arrangements that we may establish may not be favorable to us;

•	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;

•	we will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators;

•	collaborators may not properly use, maintain or defend our confidential information and intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•	collaborators may own or co-own intellectual property covering products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property;

•	disputes may arise with respect to the ownership of any intellectual property developed pursuant to our collaborations;

•	collaborators’ sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings;

•	adverse regulatory determinations or other legal action may interfere with the ability of a collaborator to conduct clinical trials or other development activity;

•	one or more collaborators may be subject to regulatory or legal action resulting from the failure to meet healthcare industry compliance requirements in the conduct of clinical trials or the promotion and sale of products; and

•	collaboration arrangements could be adversely impacted by changes in collaborators’ key management personnel and other personnel that are administering collaboration agreements.

We expect to rely on third parties to conduct, supervise and monitor our clinical studies, and if these third parties perform in an unsatisfactory manner, it may harm our business.

We also rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to assist us in conducting our clinical trials for our other product candidates. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with the FDA’s and other regulatory authorities’ good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical studies to assure that the data and reported results are credible and accurate, and that the rights, integrity and confidentiality of clinical study participants are protected. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical studies may be deemed unreliable and the FDA and other regulatory authorities may require us to perform additional clinical studies before approving any marketing applications.

If the third parties or consultants that assist us in conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain, or may be delayed in obtaining, regulatory approval for the product candidates being tested in such trials, and will not be able to, or may be delayed in our efforts to, successfully commercialize these product candidates.

Results obtained in non-clinical studies and completed clinical trials may not predict success in later clinical trials.

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and any other clinical trials that we may conduct may not demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates in any indication. We and other companies in the biopharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials. For example, our completed Phase II clinical trials of serlopitant for the treatment of refractory chronic cough, for the treatment of pruritus associated with atopic dermatitis and for the treatment of CPUO did not meet their primary or key secondary endpoints and our completed Phase III clinical trials for the treatment of pruritis associated with PN did not meet their primary endpoints.

The primary efficacy analysis in our completed Phase II clinical trials of chronic pruritus and pruritus associated with PN was a statistically significant change in itch visual analogue scale, or VAS, from baseline compared to placebo measured at week six or eight. Based upon our interactions with the FDA, we used a different efficacy analysis for our Phase III clinical trials for pruritus associated with PN, a 4-point responder rate on the worst-itch numeric rating scale, or WI-NRS. We analyzed 4-point responders in our chronic pruritus and PN Phase II clinical trials after the completion of the studies. The analyses of the percentage of patients with at least a 40 mm response in VAS, or a 4-point response on WI-NRS, were not pre-specified in our initial completed Phase II clinical trials’ statistical analysis plans and are thus considered post-hoc analyses. For these and other reasons, we could not predict serlopitant’s ability to demonstrate a statistically significant reduction in pruritus using this measure in our Phase III clinical trial for pruritus associated with PN.

We have incurred significant losses since our inception, and anticipate that we will continue to incur losses for the foreseeable future. Our limited operating history makes it difficult to assess our future viability.

To date, we have focused principally on developing AMZEEQ, FMX103. FCD105 and serlopitant. Since the Merger closed on March 9, 2020, we have only limited operating history as a combined company upon which stockholders can evaluate our business and prospects and we have only generated revenue from product sales since the launch of AMZEEQ in January 2020. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. As of March 31, 2020, we had an accumulated deficit of $350.9 million. We recorded net losses of $40.2 million and $15.2 million for the three months ended March 31, 2020 and 2019, respectively. Menlo’s net loss for the years ended December 31, 2019, 2018 and 2017 was approximately $73.7 million, $51.4 million, and $29.1 million, respectively. As of December 31, 2019, Menlo had an accumulated deficit of $184.3 million. Foamix’s net loss for the years ended December 31, 2019, 2018 and 2017 was approximately $95.2 million, $74.2 million and $65.7 million, respectively. As of December 31, 2019, Foamix had an accumulated deficit of $310.6 million. We may continue to incur losses for some time, and these losses may increase as we advance our commercialization of AMZEEQ and as we continue our development, seek regulatory approval of, and, if approved, begin to commercialize FMX103. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

In connection with the Merger, we became a guarantor and an obligor under the Credit Agreement and have become subject to various financial and other restrictive covenants. Substantially all of our assets are also secured in connection with the Credit Agreement. These restrictions may limit our operational or financial flexibility and failure on the part of us or any other obligor under the Credit Agreement to comply with these covenants could subject us to defaults under the Credit Agreement.

Foamix Pharmaceuticals Inc., a Delaware corporation (the “Borrower”), Foamix and the Company, each as a guarantor, the lenders party thereto, and Perceptive Credit Holdings II, LP, as administrative agent for the lenders, entered into that certain Amended and Restated Credit Agreement and Guaranty, dated as of March 9, 2020 (the “Credit Agreement”). We have guaranteed the indebtedness obligation of the Borrower under the Credit Agreement and in connection with the Credit Agreement also granted a first priority security interest in substantially all of our assets for the benefit of the lenders.

The Credit Agreement provides for a senior secured delayed draw term loan facility in an aggregate principal amount of $50.0 million, and as of March 31, 2020, approximately $35.0 million of loans were outstanding under the Credit Agreement. The Borrower will be permitted to borrow an additional $15 million before September 30, 2020 provided that the Borrower achieves certain revenue targets set forth in the Credit Agreement. The Credit Agreement contains restrictive covenants that limit our (including Foamix and the Borrower’s) ability to incur new indebtedness, create or grant liens on assets, make or enter into transactions that result in certain fundamental corporate changes, such as mergers or acquisitions, sell assets, change business activities, make certain investments or payments, pay dividends, change fiscal periods, enter into or become bound by certain inbound and outbound licenses, or enter into transactions with affiliates. The Credit Agreement also contains certain financial covenants, requiring that (i) we (including Foamix and the Borrower) maintain a minimum liquidity (aggregate cash balance of $2.5 million) and (ii) we (including Foamix and the Borrower) achieve certain revenue targets as of a specific date. Additionally, the Company is monitoring ongoing developments in connection with the COVID-19 pandemic, which may have an adverse impact on the Company’s commercial prospects, projected cash position and ability to remain in compliance with these covenants.

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

In addition, our indebtedness under the Credit Agreement in connection with our guaranty obligations or in the event that we incur additional indebtedness from another source could have an adverse impact on our business or operations. For example, it could:

•	limit our flexibility in planning for the development of pipeline product candidates and the commercialization of products (including AMZEEQ) and the approval and marketing of products (including FMX103);
•	increase our vulnerability to both general and industry-specific adverse economic conditions; and
•	limit our ability to obtain additional funds for working capital, capital expenditures, acquisitions, general corporate and other purposes.

Any current or future indebtedness that we incur under the Credit Agreement will require us to make certain interest and principal payments. Our ability to make payments on any indebtedness (including indebtedness in connection with the guaranty obligations pursuant to the Credit Agreement) depends on our ability to generate cash in the future. It is expected that we will experience negative cash flow for the foreseeable future as it funds its operations and capital expenditures. As a result, we may not be in a position to repay this indebtedness when due or obtain extensions to the maturity date. In order to repay these obligations when due, we may be required to sell assets, to refinance all or a portion of such indebtedness or to obtain additional financing, including on terms that are less favorable to us. If that additional financing involves the sale of equity securities or convertible securities, it would result in the issuance of additional shares of capital stock, which would result in dilution to our stockholders.

Changes in interest rates could adversely affect our earnings and/or cash flows.

Loans under the Credit Agreement are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked loans that are due under the Credit Agreement. Changes in market interest rates may influence the financing costs and could reduce our earnings and cash flows.

If we fail to attract and keep senior management and key scientific and commercial personnel, we may be unable to successfully develop FMX103 or any of our other product candidates, conduct our clinical trials and commercialize AMZEEQ, or FMX103 or any of our other products we develop.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific and commercial personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, as well as key sales personnel and our senior technologists and scientists. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline or successful commercialization of AMZEEQ, FMX103, if approved, or any of the clinical development of our other product candidates.

Although we have not historically experienced unique difficulties in attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the pharmaceutical field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Although we believe the market for acne and rosacea therapies is less vulnerable to unfavorable economic conditions due to the significant discomfort and distress that these conditions inflict, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. We currently have very limited visibility regarding the prospects of AMZEEQ, FMX103 or our other product candidates becoming eligible for reimbursement by any government or third party payor and the possible scope of such reimbursement, and we must assume that demand for these product candidates may be tied to discretionary spending levels of our targeted patient population. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for AMZEEQ, or if approved, FMX103 or any of our other product candidates, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.

Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Exchange rate fluctuations between the U.S. dollar and the New Israeli Shekel may negatively affect our earnings.

The dollar is our functional and reporting currency. However, a portion of our operating expenses are incurred in NIS. As a result, we are exposed to the risks that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation or deflation in Israel or the rate of devaluation or appreciation of the NIS against the dollar. For example, the NIS appreciated against the dollar by 7.8% in 2019, which appreciation was compounded by inflation at the rate of 0.6% that year, while in 2018 the NIS depreciated by 8.1% against the dollar, which depreciation was partly offset by inflation in Israel of 0.8% that year. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

If we seek and obtain approval to commercialize our products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If our drug products are approved for commercialization outside the United States, we may choose to commercialize it ourselves or enter into agreement with third parties to do so. If we chose to directly commercialize internationally, we expect that we will be subject to additional risks, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	differing United States and foreign drug import and export rules;

•	different protection for intellectual property rights in foreign countries;

•	different and additional regulatory requirements regarding data privacy (e.g. the California Consumer Privacy Act and the EU General Data Protection Regulation);

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different reimbursement systems, and different competitive drugs;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	potential liability resulting from development work conducted by these distributors; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

We may become subject to lawsuits that could have a material adverse impact on our business, results of operations and financial condition.

From time to time and in the ordinary course of our business, we may become involved in various lawsuits, in addition to product liability lawsuits and lawsuits to protect and enforce our intellectual property. These lawsuits may include claims initiated by our third-party collaborators, suppliers, manufacturers, former employees, contractors or vendors and claims related to the sale of securities and related disclosure. For example, in November 2018 and January 2019, putative securities class action complaints were filed against Menlo, certain former executive officers and directors, and certain underwriters in our IPO. The complaints allege violations of Sections 11 and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the IPO. The parties have mediated the consolidated lawsuit and reached a settlement. The settlement is subject to final documentation and Court approval. These lawsuits may also include future lawsuits filed in connection with the Merger.

All such lawsuits are inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such lawsuits could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such lawsuits, it may affect how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, including director and officer insurance with liability coverage limits, such coverage may not cover any particular verdict, judgment or settlement that may be entered against us, or our officers and directors, and such coverage may not prove to be adequate or such coverage may not continue to remain available on acceptable terms or at all. If we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in lawsuits brought against us, it could have a material adverse effect on our business, results of operations and financial condition.

If product liability lawsuits are brought against us, we may incur substantial liabilities that may not be fully covered by our insurance policies and we may be required to limit commercialization of any of our other products we develop.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk as we commercialize AMZEEQ and any other product candidates that receive marketing approval. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for AMZEEQ, FMX103 or any of our other product candidates or products we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or delays or cancellation of clinical trials;

•	significant costs to defend the related litigation, which may be only partially recoverable even in the event of successful defense;

•	substantial monetary awards paid to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenues;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize any drugs that we may develop.

Although we maintain product liability insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

We currently develop our clinical drug product candidates in our research and development facility located in Rehovot, Israel and through partnerships with external contract manufacturing organizations. If these facilities or any future facility or our equipment were to be damaged or destroyed, or if we experience a significant disruption in our operations for any other reason, our ability to continue to operate our business could be materially harmed.

We currently research and develop our product candidates primarily in our laboratory located in Rehovot, Israel and through partnership with external contract manufacturing organizations. If these or any future facilities were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our research and development facility is disrupted for any other reason, such an event could delay our clinical trials. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.

Currently, we maintain insurance covering damage to our property and equipment and workers compensation coverage, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.

Our facilities and operations in Israel may be adversely affected by political, economic and military instability in the region.

Certain of our offices are located in Rehovot, Israel. In addition, some of our key employees and one of our directors are residents of Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Over the past decade, Israel has been engaged in several armed conflicts with Hamas, a terrorist group and political party that controls the Gaza Strip, and other terrorist groups from the Gaza Strip. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite terrorist group and political party. These conflicts have involved missile strikes against civilian targets in various parts of Israel, including the area where our facilities are located, and negatively affected business conditions in Israel. Any future hostilities involving Israel, or terrorist activities or political instability in the region, could interrupt or curtail trade between Israel and its trading partners, which could adversely affect our results of operations. Any such further armed conflicts could furthermore make it more difficult for us to raise capital. In addition, operations could be disrupted by the obligations of our Israeli personnel to perform military reserve service as a result of any such further conflicts.

Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Although the Israeli government is currently committed to covering the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, this government coverage may not be maintained, or if maintained, may be insufficient to compensate us fully for damages incurred. Any losses or damages incurred by our Israeli operations could have a material adverse effect on our business.

Further, certain countries, as well as certain companies and organizations, continue to participate in a boycott of Israeli businesses and businesses with large Israeli operations. Such boycott or other restrictive laws, policies or practices may have a material adverse effect on our business and financial condition in the future.

Risks Related to Government Regulation

We are subject to various U.S. federal, state, local and foreign health care fraud and abuse laws, including anti-kickback, self-referral, false claims and fraud laws, health information privacy and security, and transparency laws, and any violations by us of such laws could result in substantial penalties or other consequences including criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

There are numerous U.S. federal, state, local and foreign health care fraud and abuse laws pertaining to our business, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers, patients and third-party payors are subject to scrutiny under these laws. These laws may impact, among other things, our potential sales, marketing, patient assistance and education programs. We may also be subject to patient information privacy and security regulation by both the federal government, states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

•	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully offering, soliciting, receiving, or paying remuneration directly or indirectly, in cash or in kind to induce or reward either the referral of an individual for, or the purchase, order or recommendation of goods or services for which payment may be made in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. The intent standard under the federal Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it, in order to have committed a violation. In addition, the ACA provides that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Additionally, many states have similar laws that apply to their state health care programs as well as private payors. Violations of the federal or state anti-kickback laws can result in exclusion from federal and state health care programs and substantial civil and criminal penalties.

•	the federal civil and criminal false claims laws and civil monetary penalties laws, including the FCA, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment from Medicare, Medicaid or other federal healthcare programs, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government. Even where pharmaceutical companies do not submit claims directly to payors, they can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, marketing products of sub-standard quality, or, as noted above, paying a kickback that results in a claim for items or services. In addition, activities relating to the reporting of wholesaler or estimated retail prices for pharmaceutical products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for such products, and the sale and marketing of such products, are subject to scrutiny under this law. For example, several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Private individuals or “whistleblowers” can bring FCA “qui tam” actions on behalf of the government and may share in recovered amounts. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Proof of intent to deceive is not required to establish liability under the civil False Claims Act.

•	HIPAA, which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program, including any third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making false statements relating to healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•	HIPAA, as amended by HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, which impose, among other things, obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by certain healthcare providers, health plans and healthcare clearinghouses, known as “covered entities,” and “business associates.” Among other things, HITECH made certain aspects of HIPAA’s rules (notably the Security Rule) directly applicable to business associates - independent contractors or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. The Department of Health and Human Services Office for Civil Rights, or the OCR, has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. The OCR has recently increased both its efforts to audit HIPAA compliance and its level of enforcement, with one recent penalty exceeding $5 million. In addition, according to the United States Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 USC § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule;

•	the federal Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of prescription drugs, devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. On October 25, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act.” This law, in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”), will extend the Sunshine Act to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level healthcare providers (with reporting requirements going into effect in 2022 for payments made in 2021). In addition, Section 6004 of the ACA requires annual reporting of information about drug samples that manufacturers and authorized distributors provide to physicians;

•	analogous state, local and foreign laws and regulations, such as state anti-kickback and false claims laws, and other states’ laws addressing the pharmaceutical and healthcare industries, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and in some cases that may apply regardless of payor, i.e., even if reimbursement is not available; state laws that require drug companies to comply with the industry’s voluntary compliance guidelines (the PhRMA Code) and the applicable compliance program guidance promulgated by the federal government (HHS-OIG) or otherwise prohibit or restrict gifts or payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require drug manufacturers to report information related to drug pricing or payments and other transfers of value to healthcare providers or marketing expenditures and pricing information; and state laws related to insurance fraud in the case of claims involving private insurers;

•	data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States, such as the European Union, which adopted the General Data Protection Regulation (GDPR), which became effective in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business; and

•	State laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and may apply more broadly than HIPAA, thus complicating compliance efforts – for example, the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and the California Attorney General will issue clarifying regulations. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted.

These and similar laws may be subject to amendment or reinterpretation, and implementing regulations may be revised or reinterpreted, in ways that may significantly affect our business. For example, in October 2019 U.S. Department of Health and Human Services issued a proposed rule that would make changes to the federal Anti-Kickback Statute. State and federal authorities have aggressively targeted pharmaceutical companies for alleged violations of these fraud and abuse laws based on improper research or consulting contracts with doctors, certain marketing arrangements that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws or regulations that apply to us, we may be subject to penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government healthcare programs, debarment from contracting with the U.S. government, injunctions and private qui tam actions brought by individual whistleblowers in the name of the government. Companies targeted in such actions have, among other consequences, paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements that severely restrict the manner in which they conduct their business, including the requirement of additional reporting and oversight obligations. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. Responding to investigations, enforcement actions and litigation can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation, action, litigation or settlement could increase our costs or otherwise have an adverse effect on our business and reputation. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to respond to. In addition, the approval and commercialization of any of our product candidates outside the U.S. will also likely subject us to non-U.S. equivalents of the healthcare laws mentioned above, among other non-U.S. laws.

If the FDA does not conclude that FMX103 satisfies the requirements under Section 505(b)(2) of the Federal Food, Drug and Cosmetics Act, or Section 505(b)(2), or if the requirements for FMX103 under Section 505(b)(2) are not as we expect, the approval pathway will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We have submitted an NDA for FMX103 under the FDA’s 505(b)(2) regulatory pathway. The Hatch-Waxman Act added Section 505(b)(2) to the Federal Food, Drug and Cosmetics Act (“FDCA”). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for FMX103 by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for FMX103, and complications and risks associated with this product candidate, would likely increase significantly. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidate, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, our product candidate may not receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of AMZEEQ and certain other products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA, and we may be required to certify against patents listed in the FDA’s Orange Book. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway for FMX103, this may not ultimately lead to faster product development or earlier approval.

Moreover, even if FMX103 is approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

Healthcare reforms by governmental authorities and related reductions in pharmaceutical pricing, reimbursement and coverage by third party payors may adversely affect our business.

We expect the healthcare industry to face increased limitations on reimbursement, rebates and other payments as a result of healthcare reform, which could adversely affect third party coverage of our products and how much or under what circumstances healthcare providers will prescribe or administer our products, if approved.

In both the United States and other countries, sales of our products, if approved for marketing, will depend in part upon the coverage and adequate reimbursement from third party payors, which include governmental authorities, managed care organizations and other private health insurers. Third party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services.

Increasing expenditures for healthcare have been the subject of considerable public attention in the United States. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would effect changes in the U.S. healthcare system have been introduced or proposed in Congress and in some state legislatures, including reducing reimbursement for prescription products and reducing the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products.

Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products, which in turn would affect the price we can receive for those products. Any reduction in reimbursement that results from federal legislation or regulation may also result in a similar reduction in payments from private payors, as private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates.

Significant developments that may adversely affect pricing in the United States include the enactment of federal healthcare reform laws and regulations, including the ACA and the Medicare Prescription Drug Improvement and Modernization Act of 2003. Changes in the healthcare system enacted as part of healthcare reform in the United States, as well as the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, may result in increased pricing pressure by influencing, for instance, the reimbursement policies of third party payors. While healthcare reform legislation may have increased the number of patients who are expected to have insurance coverage for our product candidates, provisions such as the assessment of a branded pharmaceutical manufacturer fee and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs may have an adverse effect on us. It is uncertain how current and future reforms in these areas will influence the future of our business operations and financial condition.

Since its enactment, there have been judicial, Congressional and political challenges to certain aspects of the ACA. For example, President Trump signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On January 3, 2020, the U.S. House of Representatives filed a petition for a writ of certiorari with the U.S. Supreme Court. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling and petition will have on the status of the ACA. Although we cannot predict the form of any such replacement of the ACA may take, if any, or the full effect on our business of the enactment of additional legislation pursuant to healthcare and other legislative reform, we believe that legislation or regulations that would reduce reimbursement for, or restrict coverage of, our products could adversely affect how much or under what circumstances healthcare providers will prescribe or administer our products. This could materially and adversely affect our business by reducing our ability to generate revenues, raise capital, obtain additional licensees and market our products. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales.

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, reduce the cost of certain products under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the state level, individual states in the United States are also increasingly passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

It is likely that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for a pharmaceutical manufacturer’s products or additional pricing pressure.

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of our product candidates and to produce, market, and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of FMX103 or any of our other product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, inter alia, require:

•	changes to manufacturing methods;

•	recall, replacement, or discontinuance of one or more of our products; and

•	additional recordkeeping.

Each of these would likely entail substantial time and cost and could adversely affect our business and our financial results.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing our product and product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.

We and the contract manufacturers for our product and product candidates are subject to extensive regulation. Some components of a finished drug product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product and product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of regulatory applications on a timely basis and where required, must adhere to the FDA’s or other regulator’s good laboratory practices and cGMP regulations enforced by the FDA or other regulator through facilities inspection programs. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our product and potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA or other marketing approval of the products may not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or other regulators can impose regulatory sanctions including, among other things, refusal to approve a pending application for a product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. The number of manufacturers with the necessary manufacturing capabilities is limited. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of our product and any future products, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure, validate and obtain approval of one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed or we could lose potential revenues.

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, including the NDA for our product candidate FMX103 for the treatment of moderate-to-severe papulopustular rosacea in adults, which was accepted for review in October 2019, and such delays could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We are subject to various U.S. and foreign anti-bribery and anti-corruption laws, and any violations by us of such laws could result in substantial penalties.

The U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery and anti-corruption laws generally prohibit companies and their intermediaries from offering, making or authorizing improper payments to government officials for the purpose of obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Our internal control policies and procedures may not protect us from reckless or negligent acts committed by our employees, future distributors, licensees or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

Our business involves the use of hazardous materials and we and our third party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities and our third party subcontractors’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including minocycline and doxycycline, key components of our product candidates, and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We are licensed by the Israeli Ministry of Health to manufacture small batches of product in topical dose form for our Phase I, II and III clinical trials. In some cases, these hazardous materials are stored at our and our subcontractors’ facilities pending their use and disposal.

Despite our efforts, we cannot eliminate the risk of contamination. This could cause an interruption of our commercialization efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our subcontractors and suppliers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, this may not be the case and there may be risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations.

Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

Sanctions and other trade control laws create the potential for significant liabilities, penalties and reputational harm.

As a company transitioning to commercialization in the United States and potentially overseas, we may be subject to national laws as well as international treaties and conventions controlling imports, exports, re-export and diversion of goods, services and technology. These include import and customs laws, export controls, trade embargoes and economic sanctions, denied party watch lists and anti-boycott measures (collectively “Customs and Trade Controls”). Applicable Customs and Trade Controls are administered by Israel’s Ministry of Finance, the U.S. Treasury’s Office of Foreign Assets Control (OFAC), other U.S. agencies and other agencies of other jurisdictions where we do business. Customs and Trade Controls relate to a number of aspects of our business, including most notably the sales of finished goods and API as well as the licensing of our intellectual property, as provided above. Compliance with Customs and Trade Controls has been the subject of increasing focus and activity by regulatory authorities, both in the United States and elsewhere, in recent years. Although we have policies and procedures designed to address compliance with Customs and Trade Controls, actions by our employees, by third-party intermediaries (such as distributors and wholesalers) or others acting on our behalf in violation of relevant laws and regulations may expose us to liability and penalties for violations of Customs and Trade Controls and accordingly may have a material adverse effect on our reputation and our business, financial condition and results of operations.

Our license agreement with Cutia Therapeutics (HK) Limited ("Cutia") exposes us to certain legal and other risks inherent in doing business in China that could adversely affect our business.

In April 2020, we entered into a license agreement with Cutia pursuant to which we granted Cutia exclusive rights to obtain regulatory approval of and commercialize AMZEEQ and FMX103 and FCD105, if and as approved by the FDA, in China, Taiwan, Hong Kong and Macau. Conducting business in China exposes us to a variety of risks and uncertainties that are unique to China. The economy of China has been transitioning from a planned economy to a market−oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency−denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in interruptions of commercialization efforts in China. In addition, the Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have limited precedential value. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. Commercialization efforts in China could be materially harmed by any changes in the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations. If such commercialization efforts in China are materially harmed, Cutia may not be able to successfully commercialize the licensed products in China. Furthermore, the legal regime protecting intellectual property rights in China is also undergoing changes. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively less predictable, it is often challenging to create and enforce intellectual property rights in China. Accordingly, we may not be able to effectively protect our intellectual property rights in China under the agreement with Cutia.

Risks Related to Our Intellectual Property

If our efforts to obtain, protect or enforce our patents and other intellectual property rights related to our launched product AMZEEQ®, to our Phase III product candidate FMX103 and to our Phase II product candidate FCD105, or any of our other product candidates are not adequate, we may not be able to compete effectively and we otherwise may be harmed.

Our commercial success depends in part on our ability to obtain and maintain patent protection and other intellectual property rights and to utilize trade secret protection for our intellectual property and proprietary technologies, our products and their uses, as well as our ability to operate without infringing upon the proprietary rights of others. We rely upon a combination of patents, trade secret protection, trademarks, confidentiality agreements, assignment of invention agreements and other contractual arrangements to protect the intellectual property related to our launched product AMZEEQ®, to our Phase III product candidate FMX103 and to our Phase II product candidate FCD105 and to our other development programs. Limitations on the scope of our intellectual property rights may limit our ability to prevent third parties from designing around such rights and competing against us. For example, our patents in relation to AMZEEQ, FMX103 and FCD105 do not claim a new compound. Rather, the active pharmaceutical ingredients of AMZEEQ, FMX103 and FCD105 are existing compounds and our granted patents and pending patent applications are directed to, among other things, novel formulations of these existing compounds that are dispensed as a foam. Accordingly, other parties may compete with us, for example, by independently developing or obtaining competing topical formulations that design around our various patent claims, or by using formulations from expired patents but which may contain the same active ingredients, or by seeking to invalidate our patents. For example, a third party may develop a competitive product that provides benefits similar to our product or to one of our clinical product candidates but has a sufficiently different composition to fall outside the scope of our patents. Moreover, any disclosure to or misappropriation by third parties of our confidential proprietary information, unless we have sufficient regulatory and/or patent and/or trade secret protection and we are able to enforce such rights successfully, could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in our market.

We currently have various granted patents in the United States related to AMZEEQ and our lead product candidate FMX103, and to our phase II topical combination foam candidate FCD105, which subject to payments of the appropriate maintenance fees are expected to remain in effect until 2030. We also have an issued patent in the United States related to AMZEEQ that has an expiry date in September 2037, if the appropriate maintenance fees are paid. These patents relate to a composition of matter comprising a claim to a formulation of a tetracycline antibiotic, which can include minocycline or doxycycline, or to a minocycline formulation and therefore, may be less protective than patents that claim a new drug. We also have granted patents and pending patent applications in a number of foreign jurisdictions with specifications relating to AMZEEQ, FMX103, or FCD105.

We currently own and have licensed various granted patents related to serlopitant in the United States. We have a granted patent licensed from Merck with claims in relation to the compound serlopitant and to a composition of matter comprising serlopitant that is expected to expire in 2025 in the United States, if the appropriate maintenance fees are paid. Patents from the same family have also been granted in multiple foreign jurisdictions. We have granted patents in the United States claiming methods-of-use for serlopitant that are expected to expire in 2033 in the United States, if the appropriate maintenance fees are paid. From this family we also have patents granted, and applications pending in the United States and in various foreign jurisdictions.

The expiration of our patents will limit our ability to profit from the commercialization of our product and product candidates as may challenges to our patent claims. Furthermore, any disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

As of March 31, 2020, the combined portfolio of the merged company had over 270 granted patents and several patent applications pending worldwide covering our various topical delivery foam-based platforms and other technology, including patents in relation to serlopitant and its uses. However, the patent applications that we own or license may fail to result in granted patents in the U.S. or foreign jurisdictions, or if granted the patent claims may fail to prevent a potential infringer from marketing its product or be deemed invalid or held unenforceable by a court.

In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, there may be an invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability against our intellectual property related to our product or product candidates, we would lose at least part, and perhaps all, of the patent protection on such product or product candidate. Such a loss of patent protection would have a material adverse impact on our business.

Competitors and others in the fields of pharmaceuticals, systemically-administered, orally-administered and topically-administered therapies comprising an active ingredient in foam and other presentations have created a substantial amount of scientific publications, patents and patent applications and other materials relating to their technologies. Our ability to obtain and maintain valid and enforceable patents depends on various factors, including interpretation of each of our technologies and the prior art and whether the differences between them allow each of our technologies to be patentable. Patent applications and patents granted from them are complex, lengthy and highly technical documents that are often prepared under very limited time constraints and may not be free from errors or words that make their interpretation uncertain. Moreover, the way in which patents and their claims are interpreted can change as the patent system evolves with new legislation, regulations, practices and case law and changes can occur in unpredictable ways, which may weaken our ability to obtain new patents or enforce existing patent claims and patent claims we may obtain in the future. The existence of errors in a patent may have a materially adverse effect on the patent, its scope and its enforceability. Likewise errors or omission in disclosure may result in the loss of rights. Our pending patent applications may not issue, or the scope of the claims of patent applications that do issue may be too narrow or inadequate to protect our competitive advantage. Pending applications may be and have been challenged during prosecution by the submission of third-party observations or pre-grant oppositions. Such observations may result in the scope of claims being narrowed or rejected or the application may be refused. Also, our granted patents may be subject to challenges or construed in a way that may not provide adequate or any protection.

Even if these patents do successfully issue, third parties may challenge the validity, enforceability or scope of such granted patents or any other granted patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within 9 months from the publication of their grant. Also, patents granted by the USPTO, may be subject to review, reexamination and other challenges. Changes to the U.S. patent laws in 2012 provide additional procedures for third parties to challenge the validity of patents issuing from patent applications including post-grant review, which generally applies to patents first filed after March 15, 2013. A post-grant review petition must be filed on or prior to the date which is 9 months after the patent is granted. The procedures also expand and reform the proceedings for challenging issued patents on grounds of prior art and publications, also known as inter partes review, or IPR. For patents filed after March 15, 2013, a petition for IPR may be filed the later of 9 months after grant of the patent or after a post-grant review proceeding on the patent has terminated. For patents filed prior to March 15, 2013, the rules regarding IPR filing remain unchanged and an IPR petition may be filed any time following issuance of the patent. As practice and case law of these post grant proceedings continues to evolve quite quickly their impact can be uncertain.

Furthermore, efforts to enforce our patents could give rise to challenges to their validity or unenforceability in court proceedings. If the patents and patent applications we hold or pursue with respect to our launched product AMZEEQ, to FMX103, to FCD105 or any of our other product candidates are challenged, it could put one or more patents at risk of being invalidated, or interpreted narrowly and threaten our competitive advantage for AMZEEQ, FMX103, FCD105 or any of our other product candidates. Furthermore, even if they are not challenged, our patents and patent applications may not adequately protect our products and or product candidates or prevent others from designing around and or challenging our claims. To meet such challenges, which are part of the risks and uncertainties of developing and marketing product candidates, we may need to search and evaluate third party intellectual property rights and, if appropriate, to seek licenses for such third party intellectual property, which may not be available or to challenge such third party intellectual property, which may be costly and time consuming and may or may not be successful, which could also have a material adverse effect on the commercial potential for AMZEEQ, FMX103, FCD105 and any of our other product candidates.

If we encounter challenges to our patent claims in relation to AMZEEQ and we are not ultimately able to defend them the period of time during which we will be able to market AMZEEQ may be reduced.

Further, if we encounter delays in our clinical trials or in seeking marketing approval of our product candidates, the period of time during which we could market FMX103, FCD105 or any of our other product candidates under patent protection could be reduced. Additionally, if we encounter challenges to our patent claims in relation to any of our clinical trial product candidates and we are not ultimately able to defend them the period of time during which we will be able to commercialize such product candidates, if marketing approval is received, may be reduced.

Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to (i) file any patent application related to AMZEEQ, to our Phase III product candidate FMX103 for the treatment of rosacea and to our Phase II combination product candidate FCD105 for the treatment of acne, or to any of our other product candidates or (ii) conceive and invent any of the inventions claimed in our patents or patent applications.

For applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be invoked by a third party, or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO under the new first-to-file system before we did, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party.

The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the U.S. resulting from the Leahy-Smith America Invents Act, or AIA, signed into law on September 16, 2011. Among some of the other changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. Until recently, a lower evidentiary standard was applied in certain USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim. Under the new final rule, effective for petitions filed on or after November 13, 2018, the USPTO Patent Trial and Appeal Board (PTAB) is to apply the same claim construction standard applied by civil courts under 35 USC §282(b) in IPR, post-grant review, and the transitional program for covered business method patents proceedings. The impact this may have in practice on the use and outcome of USPTO proceedings is uncertain. Because of lower costs and the fact that USPTO statistics indicate that a high rate of challenged claims are being invalidated in these USPTO procedures, they may continue to be a popular and effective means of challenging patents.

Even where patent, trade secret and other intellectual property laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property against our competitors could provoke actions or counterclaims against us, and our competitors have intellectual property of their own, some of which include substantial patent portfolios. An unfavorable outcome could have a material adverse effect on our business and could result in the challenged patent(s) or one or more claims being interpreted narrowly or invalidated, or held not to be infringed, or one or more of our patent applications may not be granted.

We also rely on trade secret protection and confidentiality agreements to protect our know-how, data and information prior to filing patent applications and during the period before they are published. We additionally rely on trade secret protection and confidentiality agreements to protect proprietary know-how that we consider may be maintained as a trade secret rather than the subject of a patent application. We further rely on trade secret protection and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain or enforce and other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents. We also enter into and rely on, where appropriate, common interest agreements to protect privileged confidential information.

In an effort to protect our trade secrets and other confidential information, we incorporate confidentiality provisions in all our employees’ agreements and require our consultants, contractors and licensees to which we disclose such information to execute confidentiality agreements upon the commencement of their relationships with us. These agreements require that confidential information, as defined in the agreement and disclosed to the individual by us during the course of the individual’s relationship with us, be kept confidential and not disclosed to third parties for an agreed term. These agreements, however, may not provide us with adequate protection against accidental or improper use or disclosure of confidential information, and these agreements may be breached. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. A breach of confidentiality could significantly affect our competitive position and we could lose our trade secrets or they could become otherwise known or be independently discovered by our competitors. Although we make efforts to protect our trade secrets and other confidential information we cannot be certain that all parties that gain access to our proprietary information or who may be involved in the development of our intellectual property have entered into written confidentiality agreements or that such agreements will be sufficiently protective or that they will not be breached. Also, to the extent that our employees, consultants or contractors use any intellectual property owned by others in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Additionally, others may independently develop the same or substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and other confidential information. Any of the foregoing could deteriorate our competitive advantages, undermine the trade secret and contractual protections afforded to our confidential information and have material adverse effects on our business, as could breaches of cybersecurity.

Cybersecurity disruptions and breaches can compromise our intellectual property, proprietary and other information to our detriment and may impact our business operations if it becomes a target for such activities.

We may be subject to attempted cybersecurity disruptions from a variety of threat actors. If our systems for protecting against cybersecurity disruptions prove to be insufficient, our employees or third parties could be adversely affected. Such cybersecurity disruptions and actual breaches could cause damage or destroy assets, compromise business systems, result in proprietary information, trade secrets and other sensitive information being altered, lost, stolen, or published and may result in loss of intellectual property and in employee or third-party information being compromised, or otherwise disrupt business operations. Significant costs to remedy the effects of such a cybersecurity disruption may be incurred by us, as well as in connection with resulting regulatory actions and litigation, and such disruption may harm relationships with third parties and impact our business reputation and be advantageous to competitors. In addition, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted.

Changes in U.S. or foreign patent law and practice could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other companies in the markets in which we participate, our success is heavily dependent on intellectual property, particularly patents. The strength of patents in the pharmaceutical field involves complex legal and scientific questions and moreover in the United States and in many foreign jurisdictions patent policy, practice and case law continues to evolve and change and the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. This uncertainty includes changes to the patent laws through one or more of legislative action to change statutory patent law, rule changes and practice directions issued by National Patent Offices, or court action that may reinterpret, limit or expand on existing law in ways affecting the scope or validity of granted patents. Particularly in recent years in the United States, there have been several major legislative developments and court decisions that have affected patent laws and how they are applied in significant ways and there may be more developments in the future that may weaken or undermine our ability to obtain patents or to enforce our existing and future patents. Additionally, new guidelines are issued by the USPTO and by the FDA from time to time which can impact patent practice in the pharmaceutical industry in significant ways.

We have agreed to share ownership in certain patents that may result from our development and license agreements with certain major pharmaceutical companies, which may detract from our rights to such patents.

We have agreed with several of the pharmaceutical companies with whom we are developing certain topical products, based on our emulsion foam technology and the licensees’ active ingredients, to jointly own and have an undivided interest in patents that arise from the relevant projects, where the licensee made its own material contributions to the invention. In certain agreements, we have further agreed that inventions achieved exclusively or primarily by the licensees in the course of the development without significant contribution by us will be owned solely by them, and they will be allowed to file patent applications covering such inventions without our participation.

We have granted certain licensees the right to provide input during the prosecution of licensed patent applications. We have further granted certain licensees the primary right to enforce several of our existing patents, which we have licensed to these licensees to allow them to commercialize or continue to commercialize our jointly-developed product, in the event that any infringement of the licensed patents adversely affects the licensees’ ability to utilize the licenses for the purpose they were granted. Such rights may detract from our rights and title to such patents and we may as a result have little or no control or say in any proceedings concerning them. In addition, any proceedings against our technology could impact any or all of our licensees, and we may be considered or found to be contractually responsible for the payment of certain claims and losses as a result of such impact.

In order to facilitate the development and commercialization of AMZEEQ and our other clinical product candidates in mainland China, Taiwan, Hong Kong and Macau, we have entered into a license agreement with Cutia. The license agreement gives Cutia certain rights with respect to inventions generated solely by them or jointly with Foamix. Subject to the terms of the agreement, in the former case Cutia will own them and shall grant Foamix a license, and in the latter case they will be jointly owned.

If we infringe or are alleged to infringe or otherwise violate intellectual property rights of third parties, our business could be harmed.

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Competitors in the field of topical and oral drugs have developed large portfolios of patents and patent applications relating to our business. For example, for the treatment of acne or rosacea and other topical indications, including for the treatment of psoriasis. In particular, there are patents and pending patent applications held by third parties that relate to formulations with minocycline-based and doxycycline-based products and to methods of treatment with minocycline-based and doxycycline-based products for indications we are pursuing with AMZEEQ, our Phase III product candidate FMX103, our Phase II product candidate FCD105 and our other such-based product candidates. There are also patents and pending patent applications held by third parties that relate to formulations with neurokinin 1 receptor antagonists and to treatment of pruritus or itch. There may be granted patents with claims that could be asserted against us in relation to such products or product candidates. There may also be granted patents held by third parties that may be infringed or otherwise violated by our other product candidates and activities, and we do not know whether or to what extent we may be infringing or otherwise violating third party patents. There may also be third party patent applications that if approved and granted as patents may be asserted against us in relation to AMZEEQ, FMX103, FCD105 or any of our other product candidates or activities. Patent applications can take years to issue and there may be applications that are pending and in the course of prosecution claims may change or be added and there may be patents and claims of which we are unaware that may later issue with claims that might be infringed by commercializing a product or product candidate. We may fail to identify applications and granted patents that may be asserted against us in relation to AMZEEQ, our Phase III product candidates FMX103 and our Phase II product candidate FCD105 or any of our other product candidates or activities. Searches and analyses undertaken may miss or not uncover all potential and future threats. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages and legal fees. These third parties could include non-practicing entities that have no relevant products or revenue. Further, if a patent infringement suit were brought against us, we could be temporarily or permanently enjoined or otherwise forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property, or such rights might be restrictive and limit our present and future activities. Ultimately, we or a licensee could be prevented from commercializing a product or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

There has been and there currently is substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. In addition to possible infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation, review, re-examination or other post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or any future products. In some jurisdictions, third party observations or pre-grant oppositions may be filed. A third party may initially sometimes choose to submit exploratory observations or oppositions in one or more foreign jurisdictions prior to commencing proceedings in the United States, where the costs could be higher. The cost and burden to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings and their outcome could impair our ability to compete in the marketplace and impose a substantial financial burden on us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

Furthermore, several of our employees were previously employed at universities or other pharmaceutical companies, including potential competitors. While we take steps to prevent our employees from using the proprietary information or know-how of others that is not in the public domain or that has not already been independently developed by us earlier, we may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed, confidential information, intellectual property, trade secrets or other proprietary information of any such employee’s former employer. Litigation may be necessary to defend against these claims and, even if we are successful in defending ourselves, could result in substantial costs to us or be distracting to our management. If we do not succeed with respect to any such claims, in addition to paying monetary damages and possible ongoing royalties, we may lose valuable intellectual property rights or personnel.

Obtaining and maintaining our intellectual property protection, such as patent protection, depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental agencies, such as patent agencies, and our intellectual property protection, such as patent protection, could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions to maintain patent applications and issued patents. Noncompliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. Similarly, compliance with relevant provisions is required to maintain trademark applications and registrations, while non-compliance can, likewise, result in loss of rights.

If we are unable to secure registrations and protect our trademarks from infringement, our business prospects may be harmed.

We own trademarks that identify “Menlo” and “Menlo Therapeutics” and have submitted applications to register these trademarks in the United States and in various other jurisdictions. Similarly, we own trademarks that identify “Foamix” and have registered these trademarks in the United States and Israel. We own the trademarks “AMZEEQ” and “MST” that identify our FDA approved topical product for acne vulgaris and its delivery technology and we have filed applications for these trademarks in the United States and in some other jurisdictions including Israel. We also own and have filed applications for trademarks in the United States that represent the logo used in connection with AMZEEQ, and the proposed logo(s) and commercial name(s) of FMX103. We have not yet selected or submitted trademark applications for a proposed commercial trade name for FCD105 in the United States or elsewhere and failure to do so and secure registrations could adversely affect our business.

Applications for trademarks may be rejected during prosecution and we may be unable to overcome such proceedings or we may have to narrow or limit the scope of the applications or rely on a lower level of protection provided by common law unregistered trademark rights, if any. Opposition or cancellation proceedings may be filed against our trademarks, which may not survive such proceedings or we may have to narrow or limit their scope. Foamix’s applications for the MST trademark in the United States, and in some other jurisdictions are being opposed. As the need arises suitable steps may be taken to defend our MST trademark and contest these proceedings.

In the US the FDA evaluates and must approve any trademark we propose to use with products for which we seek regulatory approval regardless of whether we have registered it, or applied to register it, as a trademark. The FDA review will include an evaluation of potential for confusion with other product names. Selecting a product trademark can be an expensive process. If the FDA objects to proposed trademarks this could delay regulatory approval and we may be required to expend significant resources in an effort to identify suitable substitutes that would qualify as a registerable trademark, not infringe any existing third party trademark rights and be acceptable to the FDA.

Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.

Competitors may infringe our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims to stop third party infringement or unauthorized use. This can be expensive and burdensome, particularly for a company of our size, as well as time-consuming. In addition, in an infringement proceeding, a court may decide that a patent or certain patent claims of ours are not valid or is unenforceable, or may refuse to stop the other party from using the technology or method at issue on the grounds that our patent claims do not cover its technology or method or that the factors necessary to grant an injunction against an infringer are not satisfied.

We have received notice letters of ANDAs submitted for drug products that are generic versions of Finacea foam and we have been involved in lawsuits to protect and enforce our patents, and while we have now settled all these lawsuits we may in the future be involved in other lawsuits to protect and enforce our patents, for example, if we receive new notice letters of submission of an ANDA to the FDA seeking approval to manufacture and sell a generic version of a product with Orange Book listed patents.

Foamix is the owner of patents that have been licensed to LEO Pharma to market Finacea foam, a topical prescription medicine used to treat the inflammatory papules and pustules of mild to moderate rosacea. Paragraph IV Certification Notice letters directed against several of our U.S. patents listed in the FDA’s Orange Book for Finacea foam were received respectively from an affiliate of Teva Pharmaceutical Industries Ltd., from affiliates of Perrigo Company plc. and from Taro Pharmaceuticals Industries Ltd. and its affiliate Taro Pharmaceuticals U.S.A., Inc. In each case a Complaint was timely filed with the U.S. District Court for the District of Delaware, asserting, among other things, that each company had infringed our patents, as listed in its Paragraph IV Notice Letters, by seeking FDA approval to manufacture and sell a generic version of Finacea foam prior to expiration of these patents. These lawsuits were respectively settled in October 2019, April 2019 and recently in March 2020 to conclude the litigation relating to Finacea foam. Details of the settlement agreements are confidential.

Finacea foam uses a different foam technology platform than Menlo’s recently approved product AMZEEQ (minocycline) topical foam, 4% for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 9 years of age and older. AMZEEQ and our clinical product candidates FMX103, and FCD105, are supported by different patents than those listed in the Orange Book for Finacea foam.

In order to list our patents in the FDA’s Orange Book application must be submitted timely to the FDA. If we fail to do so for any of our listable patents we will have lost the right in respect of such patents to obtain a 30 month stay under the Hatch-Waxman Act, and preclude the ANDA filer from receiving final FDA approval of a generic version, unless a court enters judgment that the patents are invalid or not infringed.

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and may be unsuccessful in whole or part. The infringing party may deny any infringement or challenge the patents or one or more claims as invalid or unenforceable. Litigation proceedings may also fail, and even if successful, they may result in substantial costs and distraction of our management and other employees.

Although the litigation has now settled, a future supply issue and or substitution of Finacea® in favor of generic versions has the potential to have a negative impact on future commercialization of Finacea and to result in a loss of license revenue. Furthermore, in any infringement proceeding, a court may decide that a patent of ours, or one or more claims of such patent, is not valid or is unenforceable, or may refuse to stop the other party from using the supposedly infringing technology on the grounds that our patents, or one or more claims of such patents, do not cover such technology. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could also put one or more of our pending patent applications at risk of not issuing. Our product candidates may be subject to the same risks.

We have also entered into license agreements with other commercial partners for the development and commercialization of products with active ingredients other than azelaic acid that license one or more of the patents listed in the FDA’s Orange Book for Finacea® foam, or a family member thereof. While these license agreements are not considered material to our main business, an adverse result may put at risk the development and commercialization of any of these licensed products.

An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference, derivation review, or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or licensees. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful in any proceedings (domestic or foreign, litigation or USPTO or foreign patent office or other proceedings) they may result in substantial costs and distraction to our management. Moreover, proceedings may be appealed and obtaining a final resolution can take a long time and substantial resources. We may not be able, alone or with our licensors or licensees, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S.

Furthermore, because of the substantial amount and extent of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceedings. In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed and this may be so even if the results are not considered material.

We may not obtain intellectual property rights or otherwise be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all or most countries throughout the world would be prohibitively expensive. We primarily file patent applications in the United States and may file in some other selected jurisdictions on a case-by-case basis. As a result, our intellectual property rights in countries outside the United States are generally significantly less extensive than those in the United States. In addition, the laws of some foreign countries and jurisdictions, particularly of certain developing countries and jurisdictions, do not protect intellectual property rights to the same extent as federal and state laws in the United States, and these countries and jurisdictions may limit the scope of what can be claimed, and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not sought or obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but protection and enforcement is not as strong or effective as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Moreover, competitors or others may raise legal challenges to our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to prevent or detect.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. In some foreign jurisdictions the patent system, for example, may not allow certain types of claims that are acceptable in the United States or may only accept claims of a narrower scope. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or of other intellectual property protection, misappropriation of intellectual property rights, or marketing of competing products in violation of our proprietary rights generally. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In such countries, patents may provide limited or no benefit. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims or issue proceedings against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Further, third parties may prevail in their claims against us, which could potentially result in the award of injunctions or substantial damages against us. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

In addition, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in domestic and foreign intellectual property laws and practice.

If we breach our license agreement for serlopitant, we could lose the ability to monetize the asset. Merck also retains rights to serlopitant in specific fields.

In December 2012, we entered into a license agreement with Merck to obtain exclusive worldwide rights to research, develop, manufacture, market and sell serlopitant, other than for the treatment or prevention of nausea and vomiting. This agreement requires us to make timely milestone payments, provide certain information regarding our activities with respect to such products, maintain the confidentiality of information we receive from Merck and indemnify Merck with respect to our development and commercialization activities under the terms of the agreement.

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

Merck could also develop serlopitant for treatment of nausea or vomiting or license these rights to a third party. Development of serlopitant in other fields could increase the possibility of identification of adverse safety results that impact the development of serlopitant for various conditions.

Under applicable employment laws, we may not be able to enforce covenants not to compete.

We generally enter into non-competition agreements as part of our employment agreements with our employees. These agreements generally prohibit our employees, if they cease working for us, from competing directly with us or working for our competitors or clients for a limited period. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work and it may be difficult for us to restrict our competitors from benefitting from the expertise our former employees or consultants developed while working for us.

For example, Israeli labor courts place emphasis on freedom of employment and have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer which have been recognized by the courts, such as the protection of a company’s trade secrets or other intellectual property.

Risks Related to Our Common Stock and Our Status as a Public Company

An active public market for our common stock may not be sustained.

Although our common stock is quoted on the Nasdaq Global Market, an active trading market for our common stock may not be sustained. The lack of an active market may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of our common stock, and may cause the trading price of our common stock to be more volatile. The lack of an active market may contribute to volatility of our stock price, impair our ability to raise capital and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.

The trading price of the shares of our common stock is volatile, and stockholders could incur substantial losses.

Our stock price is volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, stockholders may not be able to sell their common stock at or above the price paid for the shares. In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies, including us, following periods of volatility in the market prices of these companies’ common stock. If we are subject to future lawsuits we would be subject to additional risks as described in “We may become subject to lawsuits that could have a material adverse impact on our business, results of operations and financial condition” above.  The market price for our common stock may be influenced by many factors, including:

•	our ability to successfully commercialize AMZEEQ in the United States;

•	the status and cost of our marketing commitments for AMZEEQ;

•	delays between our expenditures to develop and market new or enhanced products and the generation of sales from those products;

•	the success or failure of our licensees to develop, obtain approval for and commercialize our licensed products, for which we are entitled to contingent payments and royalties;

•	announcement of technological innovations or new products by us;

•	market acceptance of our products;

•	development of technological innovations or new competitive products by others;

•	announcement of clinical trial results or any other clinical data results we announce;

•	the commencement or enrollment of our ongoing clinical trials or any future clinical trials we may conduct, or changes in the development status of FMX103;

•	announcements of clinical trials results by competitors;

•	adverse results from, delays in or termination of clinical trials;

•	any delay in our regulatory filings and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	adverse regulatory decisions, including failure to receive regulatory approval of FMX103;

•	the filing of ANDAs by generic companies seeking approval to market generic versions of our products and of our licensee’s products;

•	failure to achieve a publicly announced milestone;

•	unanticipated serious safety concerns related to the use of our products;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	future capital raising transactions;

•	conditions or trends in our industry;

•	changes in the market valuations of similar companies;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	investors’ general perception of our company and our business;

•	recruitment or departure of key personnel;

•	overall performance of the equity markets;

•	trading volume of our common stock;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	the loss of or failure to obtain material intellectual property rights;

•	our sale or proposed sale, or the sale by our significant stockholders, of our common stock or other securities in the future;

•	the impact of COVID-19 or of another pandemic or epidemic on our business and the broader economy as a whole;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline, and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that our directors, officers or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, certain holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws contain exclusive forum selection clauses, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. In addition, our amended and restated bylaws provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, against us, our officers, directors, employees or underwriters. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.

Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation or our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We do not currently intend to pay dividends on our common stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, stockholders are not likely to receive any dividends on their common stock for the foreseeable future. Since we do not intend to pay dividends, stockholders’ ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. Our common stock may not appreciate or even maintain the price at which our holders have purchased it.

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

Decreased disclosures in our Securities and Exchange Commission, or SEC, filings due to our status as an emerging growth company may make it harder for investors to analyze our results of operations and financial prospects. Investors may find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2023, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards of $165.8 million and $17.6 million, respectively. $44.3 million and $16.8 million of these carryforwards will begin to expire in 2031 for federal and state purposes, respectively. As of December 31, 2019, we had federal and state research and development tax credit carryforwards of $7.1 million and $2.1 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. These net operating loss and tax credit carryforwards could expire unused and be unavailable if we do not generate sufficient taxable income prior to their expiration. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change, by value, in its equity ownership by significant stockholders over a three-year period) the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or tax liability may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Sections 382 or 383. We may have experienced ownership changes in the past, including in connection to our IPO and the Merger, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use the net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A) Recent sales of Unregistered Securities.

None.

B) Use of Proceeds from our Initial Public Offering of Common Stock

On January 24, 2018, our registration statement on Form S-1 (File No. 333-222324) relating to our IPO of our common stock became effective. All of the net proceeds from such offering have been used as described in our final prospectus filed with the SEC on January 26, 2018.

C) Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The description of the Company’s business has been updated as set forth below to reflect the consummation of the Merger with Foamix on March 9, 2020 and the results of the Phase 3 clinical trials evaluating the safety and efficacy of once daily oral serlopitant for the treatment of pruritus associated with prurigo nodularis.

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative therapies in dermatology. On March 9, 2020, we combined with Foamix. In January 2020, Foamix (now our wholly-owned subsidiary) launched AMZEEQ® (minocycline) topical foam, 4%, a once-daily topical antibiotic for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older. AMZEEQ is the first topical minocycline approved by the FDA for any condition and serves as a springboard for commercializing additional innovative products in dermatology.

AMZEEQ utilizes our proprietary Molecule Stabilizing Technology (MST)™ that is also being used to develop our product candidate FMX103 (minocycline) topical foam, 1.5%, for the potential treatment of papulopustular rosacea in adults, and our product candidate FCD105, a topical foam comprising minocycline and adapalene for the potential treatment of acne vulgaris. FMX103 for papulopustular rosacea is currently being reviewed by the U.S. FDA with a Prescription Drug User Fee Action (“PDUFA”) action date of June 2, 2020. FCD105 is currently in Phase 2 clinical trials with top line results anticipated in the second quarter of 2020. Pending a successful development program, we intend to file an NDA for FCD105 under the abbreviated FDA 505(b)(2) regulatory pathway, which is the same regulatory pathway we have pursued for AMZEEQ and are pursuing for FMX103.

In addition to MST™, we have a number of proprietary delivery platforms in development that enable topical delivery of other APIs, each having unique pharmacological features and characteristics designed to keep the API stable when delivered and directed to the target site. We believe our MST vehicle and other topical delivery platforms may offer significant advantages over alternative delivery options and are suitable for multiple application sites across a range of conditions. We are also actively pursuing opportunities to out-license our product and product candidates to third parties for development and commercialization outside the United States. For example, in April 2020, we entered into a license agreement with Cutia Therapeutics (HK) Limited, a company organized and existing under the laws of Hong Kong (“Cutia”), pursuant to which we granted Cutia a license to obtain regulatory approval of and commercialize our minocycline products in Greater China in exchange for an upfront payment of $10 million and quarterly royalties on net sales. See “—Development and License Agreements—Cutia License for Minocycline Products.”

Prior to the Merger, the Company was focused on the development and commercialization of serlopitant for pruritic conditions. Following the receipt of the results of the Phase 3 clinical trials evaluating serlopitant for the treatment of PN and the impact of the COVID-19 pandemic, we have revised our operating plan to focus on the commercialization of AMZEEQ and our other topical minocycline product candidates, and we intend to seek partnering opportunities, if any, for the development of serlopitant in psoriasis and other indications. In addition, the revised operating plan reflects prudent resource prioritization and allocation management, including the rationalization of research and development spend to focus on existing product candidates.

The Merger was structured as a reverse merger. Although Menlo was the legal acquirer, following the consummation of the Merger and the conversion of the contingent stock rights issued to Foamix shareholders, Foamix shareholders control approximately 82% of the shares of Menlo common stock and Foamix was deemed the acquirer for all practical purposes. Our combined company is managed by the Foamix management team, led by David Domzalski, and headquartered in Bridgewater, NJ.

Our Product Candidates and Pipeline

The following chart provides a developmental summary of our product and key product candidates:

AMZEEQ for moderate-to-severe acne

FDA approval and clinical trial history

On October 18, 2019, the FDA approved our first drug product, AMZEEQ (4% minocycline foam) formerly known as FMX101, a once-daily novel topical antibiotic foam formulation of minocycline for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older. AMZEEQ is the first topical minocycline to be approved by the FDA for any condition. We launched AMZEEQ in January 2020 for prescribing nationwide.

In 2018, we completed our third pivotal Phase III clinical trial (Study FX2017-22) for AMZEEQ and announced that we received positive top-line results from this trial in the third quarter of 2018. In January 2018, we announced the completion of a long-term safety study that was an extension of our two initial Phase III clinical trials for AMZEEQ. The results from the long-term safety study showed AMZEEQ to be well-tolerated and to have an acceptable safety profile. Following the successful outcomes in our Phase III clinical trial, on December 21, 2018, we announced the submission of an NDA for AMZEEQ.

We initiated a third Phase III trial for AMZEEQ (Study FX2017-22) following our announcement in March 2017 of results from our two initial Phase III clinical trials for AMZEEQ. In the previous Phase III clinical trials, statistical significance was observed in both co-primary efficacy endpoints in one study (Study FX2014-05); however, in the other study (Study FX2014-04), statistical significance was demonstrated in only one of the co-primary efficacy endpoints. Statistical significance was also demonstrated for AMZEEQ compared to vehicle in the pooled analysis of the co-primary endpoints as well as key secondary endpoints for Studies FX2014-04 and FX2014-05. Study FX2017-22 was initiated following a Type B meeting conducted with the FDA in June 2017. During this meeting, we confirmed that achieving statistically significant results for AMZEEQ versus vehicle in both co-primary efficacy endpoints in a third independent clinical trial could be sufficient for establishing an efficacy claim in an NDA submission.

Market opportunity

Acne is characterized by areas of scaly red skin, non-inflammatory blackheads and whiteheads, inflammatory lesions, papules and pustules and occasionally boils and scarring. It affects approximately 40 to 50 million people in the United States alone, of whom approximately 10 million suffer from moderate-to-severe acne. For most people, acne diminishes over time and tends to disappear or decrease by age 25. However, some individuals continue to suffer from acne well into their 30s, 40s and later.

The current U.S. market size for treatment of acne is considerable and estimated at approximately $3 billion, presenting significant unmet needs of patients and healthcare providers to be addressed. We believe that AMZEEQ may provide a new treatment alternative for patients and healthcare providers who are unsatisfied with their current therapies.

Limitations of oral minocycline for acne

Oral minocycline, such as Solodyn, has been widely prescribed for the treatment of moderate-to-severe acne. According to the product label of Solodyn, inflammatory lesions were reduced by 44% at week 12, and a positive effect on the reduction of non-inflammatory acne lesions versus vehicle was not demonstrated. According to its product label, the most common adverse systemic side effects of Solodyn include diarrhea, dizziness, drowsiness, indigestion, lightheadedness, loss of appetite, nausea, sore mouth, throat or tongue and vomiting.

In 2009, the FDA added oral minocycline to its Adverse Event Reporting System, a list of medications under investigation by the FDA, due to its severe side effects. In 2011, we conducted a blind survey of 40 U.S. dermatologists. The results of the survey revealed that 90% of the dermatologists surveyed who prescribed oral minocycline were concerned about its side effects, and 76% of these dermatologists stated they would prefer prescribing a topical minocycline product over an existing oral medication, assuming the topical treatment was safe, effective and approved by the FDA.

FMX103 for papulopustular rosacea

Overview and new drug application

Our product candidate FMX103 (minocycline) foam, 1.5%, is a novel topical foam formulation of minocycline for the treatment of papulopustular rosacea in adults. In November 2018, we announced that both of our Phase III clinical trials for FMX103 (Studies FX2016-11 and FX2016-12) met each of their co-primary endpoints, demonstrating a statistically significant reduction in inflammatory lesion counts and IGA treatment success, as assessed by IGA scores of approximately 50% from baseline. There were very few reported adverse events and no treatment-related serious adverse events observed in these Phase III clinical trials, as well as in the 40-week open label safety extension (Study FX2016-13) that was completed in February 2019.

On August 5, 2019, we announced the submission of an NDA for FMX103, which was accepted by the FDA on October 16, 2019, with a targeted PDUFA action date of June 2, 2020. We cannot provide any assurances or predict with any certainty the schedule for which we will receive approval for FMX103, if at all.

Market opportunity

Papulopustular rosacea is a chronic skin disease causing inflammatory lesions (papules and pustules) on the face. It can create psychosocial burdens, such as embarrassment, anxiety and low self-esteem that adversely affect quality of life. Rosacea is most frequently seen in adults between 30 and 50 years of age and affects more than 16 million people in the United States alone. There is no known cure for rosacea and the exact root cause of the disease remains unknown as well, though both genetic and environmental factors are thought to have an impact on its outbreak. Mild papulopustular rosacea is currently treated by topical antimicrobials (such as metronidazole, clindamycin and ivermectin) or azelaic acid, while the mainstays for the treatment of moderate-to-severe rosacea are systemic antibiotics such as minocycline and doxycycline.

The current U.S. market size for treatment of rosacea in adults is estimated to be approximately $1 billion, and we believe that our FMX103 product candidate for this indication, if approved, may provide a new treatment alternative for patients and healthcare providers who are unsatisfied with their current therapies.

FMX103 clinical trials

FMX103 Phase III clinical trials

In December 2016, we conducted a pre-IND meeting with the FDA to confirm that our clinical and non-clinical programs outlined were sufficient to submit an IND and to begin our Phase III clinical trials, utilizing the results of toxicology, pharmacology and human safety studies that were completed for FMX101.

In June 2017, we announced that the first patient had been dosed in our Phase III program to evaluate the efficacy and safety of our topical minocycline foam 1.5% FMX103 for the treatment of moderate-to-severe rosacea. The Phase III program consisted of two multi-center trials (referred to as Studies FX2016-11 and FX2016-12), implementing protocols and endpoints in accordance with the FDA’s guidance as provided in the pre-IND meeting.

Studies FX2016-11 and FX2016-12 were identical, double-blind, randomized, vehicle-controlled studies that enrolled a total of 1,522 patients (Study FX2016-11: 751 patients, Study FX2016-12: 771 patients) with moderate-to-severe papulopustular rosacea across 100 sites in the United States. Patients were randomized 2:1 (1.5% minocycline foam versus vehicle) into a 12-week double-blind phase where they were treated once daily with either FMX103 minocycline foam (1.5%) or the respective vehicle foam. The co-primary efficacy endpoints were: (a) the dichotomized IGA score where treatment success is defined as at least a 2-step improvement resulting in a 0 (clear) or 1 (almost clear) score at week 12 compared to baseline, and (b) the absolute change in the inflammatory lesion count at week 12 compared to baseline.

In November 2018, we announced positive topline results from these two Phase III clinical trials for FMX103.

In Study FX2016-11, the mean inflammatory lesion count at baseline was 28.5 and 29.0 for the FMX103 and vehicle treatment groups, respectively, and the proportion of patients with an IGA score at baseline of 3 (“moderate”) or 4 (“severe”) was 89.7% and 10.3%, respectively, in the FMX103 treatment group, and 86.7% and 13.3%, respectively, in the vehicle treatment group. The co-primary efficacy assessment showed a statistically significant mean reduction in inflammatory lesion count at week 12 relative to baseline of -17.57 lesions for the FMX103 treatment group and -15.65 lesions for the vehicle treatment group. In addition, in respect of the second co-primary endpoint, the proportion of subjects that achieved IGA treatment success at week 12 was 52.1% for the FMX103 treatment group and 43.0% for the vehicle treatment group.

In Study FX2016-12, the mean inflammatory lesion count at baseline was 30.0 and 30.2 for the FMX103 and vehicle treatment groups, respectively, and the proportion of patients with an IGA score at baseline of 3 (“moderate”) or 4 (“severe”) was 86.2% and 13.8%, respectively, in the FMX103 treatment group, and 82.9% and 17.1%, respectively, in the vehicle treatment group. The co-primary efficacy assessment showed a statistically significant mean reduction in inflammatory lesion count at week 12 relative to baseline of -18.54 lesions for the FMX103 treatment group and -14.88 lesions for the vehicle treatment group. In addition, in respect of the second co-primary endpoint, the proportion of subjects that achieved IGA treatment success at week 12 was 49.1% for the FMX103 treatment group and 39.0% for the vehicle treatment group.

The following chart show the reduction of inflammatory lesion count from baseline for FMX103 and vehicle treatment groups in each of Studies FX2016-11 and FX2016-12 at week 12:

The following chart show the percentage of patients who met the IGA treatment success criterion at week 12 (defined as at least a 2 grade point reduction from baseline IGA score and a final score of “clear” (0) or “almost clear” (1)) for FMX103 and vehicle treatment groups in each of Studies FX2016-11 and FX2016-12 at week 12:

The safety and tolerability of FMX103 were also evaluated. The most commonly reported adverse events in the clinical trials related to upper respiratory tract infections. There were no treatment-related serious adverse events. FMX103 was observed in the clinical trials to have a generally favorable safety profile and appeared to be generally well tolerated. Based on the efficacy and safety profile observed in clinical studies to date, we believe FMX103, if approved, may present an attractive option for the treatment of moderate-to-severe papulopustular rosacea.

Studies FX2016-11 and FX2016-12 were followed by study FX2016-13 (Study FX2016-13), a 40-week, open-label safety extension study to evaluate the long-term safety of FMX103. The open-label safety study enrolled a total of 505 patients, all of whom had completed 12 weeks of FMX103 or vehicle treatment in the preceding double-blind studies (FX2016-11 or FX2016-12). Patients continued for up to an additional 40 weeks of open-label treatment with FMX103. A total of 465 patients received FMX103 therapy for at least 26 weeks and 272 patients received FMX103 therapy for a total of 52 weeks. A total of 410 patients completed participation in the study. The key safety findings from the study were as follows:

•	Non-cutaneous adverse events were comparable in type and frequency with those reported during the double-blinded portion of FX2016-11 and FX2016-12. The most frequently reported treatment-emergent adverse event was upper respiratory tract infection, or the common cold (3.8%). 4 patients discontinued the study due to a non-application site adverse event – mydriasis, anaemia/leukocytosis, appendicitis and enchondromatosis. No serious drug-related adverse events were reported.

•	Cutaneous adverse events occurred in 1% or less of patients during the additional 40 weeks of open-label treatment with FMX103 with the most frequently reported treatment emergent adverse event being contact dermatitis (1.0%). Two patients discontinued in the study for an application site adverse event – worsening of rosacea and contact dermatitis. In the assessment of facial dermal tolerability at Week 52, more than 95% of patients had “none” or “mild” signs and symptoms (burning/stinging, flushing/blushing, dryness, itching, peeling and hyperpigmentation). The severity of key clinical manifestations of rosacea - erythema and telangiectasia - had both improved when compared to baseline of the preceding double-blind studies.

•	Subject satisfaction with FMX103 treatment remained high when re-assessed at Week 52, which was consistent with scores obtained at Week 12 (end of double-blind studies).

Open label efficacy was also assessed throughout the 40-week FMX103 treatment course. The key efficacy findings from the study were:

•	Mean absolute reduction of inflammatory lesion count when compared to baseline of the preceding double-blinded study (FX2016-11 or FX2016-12) was -23.0 for subjects treated with FMX103 for 52 weeks and –22.5 for subjects treated for 40 weeks. Corresponding mean inflammatory lesion counts at baseline of the preceding double-blind studies for these groups were 28.8 and 28.7 respectively (all observed cases).

•	The proportion of subjects achieving IGA treatment success at Week 52 defined as at least a 2-step improvement resulting in a 0 (clear) or 1 (almost clear) score compared to baseline of the preceding double-blinded study (FX2016-11 or FX2016-12) was 81.6% for subjects treated with FMX103 for 52 weeks and 76.0% for subjects treated for 40 weeks (all observed cases).

FMX103 Phase II clinical trials

We initiated Studies FX2016-11 and FX2016-12, as described above, following positive top-line results from our Phase II clinical trial for FMX103, announced in the third quarter of 2016. The double-blind, randomized, vehicle-controlled Phase II clinical trial was conducted in 18 sites in Germany and included 233 patients with moderate-to-severe rosacea who were randomized to receive either one of two doses of FMX103 minocycline foam (3% or 1.5%) or vehicle foam once daily over 12 weeks, followed up by a four-week post-treatment evaluation. The efficacy endpoints were identical to those of Studies FX2016-11 and FX2016-12. Safety and tolerability were also evaluated in the Phase II clinical trial. At week 12, statistically significant results were observed in the reduction of inflammatory lesions (papules and pustules) versus vehicle in both the 1.5% and 3% doses of FMX103. The trial further showed a statistically significant improvement in IGA scores. FMX103 also appeared to be generally well-tolerated, with no report of serious adverse events or drug related systemic adverse events. A few patients overall exhibited treatment-related dermal adverse events and four of them consequently discontinued the trial.

FCD105 for moderate-to-severe acne vulgaris

Overview

Our product candidate FCD105 (minocycline 3% and adapalene 0.3%) is our proprietary novel topical combination foam formulation of minocycline and adapalene minocycline for the treatment of moderate-to-severe acne vulgaris.

FCD105 combines the bacteriostatic and anti-inflammatory properties of minocycline with the third-generation retinoid, adapalene, which acts in regulating the differentiation of follicular epithelial cells. Oral minocycline and topical adapalene products are approved for use in the treatment of acne vulgaris in the United States, with the latter available in combination and as monotherapy. Pending a successful development program, we intend to file an NDA for FCD105 under the FDA 505(b)(2) regulatory pathway, which is the same regulatory pathway we have pursued for AMZEEQ and are pursuing for FMX103.

Market opportunity

For information about the market opportunity for alternative treatments for acne vulgaris, please see “—AMZEEQ for moderate-to-severe acne—Market opportunity.” We believe that our FCD105 product candidate for this indication, if approved, may provide a new treatment alternative for patients and healthcare providers who are unsatisfied with their current therapies, alongside AMZEEQ and as a complementary product.

Limitations of oral minocycline for acne

For information about the limitations of oral minocycline for acne, please see “—AMZEEQ for moderate-to-severe acne—Limitations of oral minocycline for acne.”

FCD105 clinical trials

On September 19, 2019, we announced that the first patient had been enrolled in our Phase II clinical trial (Study FX2016-40) to evaluate the efficacy and safety of FCD105. Our Phase II clinical trial will be conducted as a double-blind, vehicle-controlled trial at multiple sites throughout the United States and is expected to enroll approximately 400 patients aged 12 years and older with moderate-to-severe acne vulgaris. Patients will be randomized to one of four groups: FCD105 foam, 0.3% adapalene foam, 3% minocycline foam or vehicle foam, and will be asked to self-apply their assigned treatment once daily for 12 weeks. The trial design follows current regulatory standards in evaluating the safety and efficacy of combination products of this type. In November 2019, we announced that enrollment had been completed and we expect topline data from this Phase II clinical trial to be available in the second quarter of 2020.

Serlopitant for Pruritus

Prior to the Merger, Menlo focused on the development and commercialization of serlopitant for the treatment of pruritus, or itch, associated with various conditions, such as prurigo nodularis and psoriasis. Serlopitant is a highly selective small molecule inhibitor of the neurokinin 1 receptor, or NK1-R, given as a once-daily, oral tablet. On April 6, 2020, we announced that our Phase 3 clinical trials evaluating the safety and efficacy of once daily oral serlopitant for the treatment of pruritus associated with prurigo nodularis (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Following the receipt of such results, other than to assess and explore opportunities, if any, to license out and or monetize other aspects of the serlopitant asset, the Company has decided to discontinue the development of serlopitant.

Manufacturing

We do not own or operate manufacturing facilities for the production of AMZEEQ or any of our product candidates. We currently contract with third parties for all of our required raw materials, active pharmaceutical ingredients (API) and finished products for our preclinical research and clinical trials for our product candidates. We currently rely on third party contract manufacturers for all of our required raw materials, active ingredients and finished products for our preclinical research and clinical trials for our product candidates and for the supply of finished product for commercial use. We currently have no plans to establish our own manufacturing capabilities and plan to continue to rely on third-party manufacturers for any future trials of our product candidates and commercialization of our products.

We, together with our contract manufacturing organizations, or CMOs, have developed the validation processes, methods, tests and/or controls suitable for commercial scale manufacturing of our various product candidates and for defining their properties. Changes in manufacturing scale or the manufacturer may require changes to processes, methods, tests and or controls, which may take time to develop, validate and implement.

On October 21, 2019, we entered into a Contract Manufacturing and Supply Agreement and subsequently, a Quality Agreement, with ASM Aerosol-Service AG, or ASM, pursuant to which ASM will exclusively manufacture and supply AMZEEQ and FMX103, if approved, for a specified price per can of product. Pursuant to the agreement, ASM has agreed to manufacture and supply all of our commercial needs for AMZEEQ and FMX103, if approved, on an exclusive basis for a period of four years, subject to certain exceptions. We are not required to purchase a minimum amount of the products under the ASM agreement. In addition, ASM will not be permitted to manufacture or supply to a third party any topical product containing minocycline or minocycline hydrochloride during the term of the ASM agreement and for two years after the termination or expiration of the ASM agreement. We also have supply agreements in place for the commercial supply of the drug substance minocycline hydrochloride, which is contained in our products and product candidates. We currently have a development contract and quality agreement in place with one CMO for the manufacturing of FCD105 for our clinical trials.

Development stage and commercial quantities of any products that we develop need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we seek approval. We require all of our CMOs to comply with these requirements and currently employ internal and external resources to manage our manufacturing contractors. The relevant manufacturers of our drug products for commercial production, and product candidates for our current preclinical and clinical trials, have advised us that they are compliant with both the FDA’s Good Laboratory Practices, or GLP, and cGMP.

AMZEEQ, and our product candidates if approved, may not be able to be produced in sufficient commercial quantities, in compliance with regulatory requirements or at an acceptable cost. We and our contract manufacturers are, and will be, subject to extensive governmental regulation in connection with the manufacture of any pharmaceutical products or medical device constituent components. We and our contract manufacturers must ensure that all of the processes, methods and equipment are compliant with cGMP and the FDA’s GLP for drugs on an ongoing basis, as mandated by the FDA and foreign regulatory authorities, and conduct extensive audits of vendors, contract laboratories and suppliers.

Commercialization

We have a commercial infrastructure to support the sales of AMZEEQ and our product candidates, including FMX103 and FCD105, if approved, in the United States, and intend to partner with third parties outside the United States to launch our products in other geographic territories or therapeutic classes. Our commercial sales force specifically targets dermatologists and other healthcare practitioners who diagnose and manage dermatologic conditions. We also deploy marketing and targeting efforts using data analytics and consumer outreach vehicles that we believe are underutilized. Our sales force is supported by a centralized, internal team who will direct and manage our marketing and sales efforts, and coordinate market access and payor relationships as well as manage the supply chain. In order to support AMZEEQ, and our product candidates if approved, we expect to continue to invest significant financial and management resources to continue to build and support our commercial operations.

As part of our commercialization infrastructure, we also have an internal sales, marketing, market access and distribution infrastructure. Market research, data analysis and strategic launch planning have been conducted on AMZEEQ and on our near-to-market product portfolio. We have established the market strategy for AMZEEQ, physician targeting models, and portfolio strategies to capitalize on infrastructure synergies. We are currently developing the market entry planning and comprehensive portfolio commercial plans for FMX103.

Additionally, continuous efforts are deployed to identify unmet needs in the dermatology market, assess their commercial potential and advise on the prioritization of the development of our future product candidates accordingly.

Development and License Agreements

Parallel to the development of our product candidates, we have entered into development and license agreements with various pharmaceutical companies, including LEO Pharma A/S, or LEO, Mylan N.V. and Actavis plc, combining our emulsion-based foam technology with drugs selected by the licensee to create new product offerings for patients. Each license agreement entitles us to service payments, contingent payments and royalties from sales of any new products that are commercialized. Each agreement is exclusive only to the specific drug that is licensed, leaving us the rights to commercialize and develop products with other drugs for the same indications using our proprietary foam technology while also allowing the licensee to apply the new products to any indication with its specific drug.

Cutia License for Minocycline Products

On April 21, 2020, our wholly owned subsidiary, Foamix, entered into a License Agreement (the “Cutia License Agreement”) with Cutia. Pursuant to the Cutia License Agreement, Foamix granted Cutia an exclusive license to obtain regulatory approval of and commercialize AMZEEQ® in mainland China, Taiwan, Hong Kong and Macau (each a “Region” and collectively, the “Territory”). In addition, Cutia has been granted an exclusive license to obtain regulatory approval of and commercialize FMX103 and FCD105 (together with AMZEEQ®, the “Licensed Products”) in the Territory if and as approved by the FDA in the United States. Foamix has agreed to supply the finished Licensed Products to Cutia for clinical and commercial use at an agreed price.

Foamix will receive an upfront cash payment of $10.0 million. Foamix will be entitled to receive an additional $1.0 million following the first regulatory approval of any of the Licensed Products by the National Medical Product Administration of the People’s Republic of China. In addition, Foamix will be entitled to receive a royalty on net sales of the Licensed Products in the Territory each quarter. The royalties will be payable on a Licensed Product-by-Licensed Product and Region-by-Region basis and will be paid until the later of (i) ten years from the date of first commercial sale of such Licensed Product in such Region and (ii) the expiration of the last claim of a Foamix patent covering such Licensed Product in such Region.

Foamix may terminate the Cutia License Agreement if, among other things, Cutia challenges the validity, enforceability or scope of any Foamix licensed patent in respect of the Licensed Products in a litigation or other court proceeding, subject to certain exceptions. Cutia may terminate the Cutia License Agreement at any time upon 90 days’ prior written notice. In addition, Cutia may terminate the Cutia License Agreement if a regulatory authority in the Territory has ordered Cutia to stop all sales of Licensed Products in the Territory due to a safety concern, subject to certain exceptions. The Cutia License Agreement also contains representations and warranties customary for this type of agreement, including with respect to intellectual property rights.

LEO Pharma A/S for Finacea® Foam

In September 2015, Bayer HealthCare AG, or Bayer, began selling in the United States a product branded Finacea®, based on our foam technology. Finacea is a prescription topical drug which was developed through a collaboration between Bayer and Foamix. It is the first prescription product developed using our proprietary technology that has been approved by the FDA for sale in the United States. Bayer listed in the Orange Book several patents that were licensed from us in connection with the development of Finacea. According to our initial license agreement with Bayer, we are entitled to receive royalties and certain contingent payments upon the commercialization of Finacea. On September 4, 2018, LEO acquired Finacea from Bayer. As part of the acquisition, our license agreement with Bayer with respect to Finacea was assigned to LEO. LEO has assumed all of the rights and responsibilities of Bayer under the license agreement as it relates to Finacea, including the payment of royalties to us and rights and obligations related to patent litigation matters.

In April 2019, our partner, LEO, informed us that the batches of API intended for use in Finacea and produced by a contract manufacturer had failed to meet the required specifications for the finished product. As a result, LEO has been unable to manufacture the Finacea product for sale, which, in turn, has stopped the royalty payments from LEO to us since that time. LEO has recently informed us that it has remedied its supply issues and has resumed commercial sales in the United States. This supply chain issue for Finacea was unrelated to our manufacturing, production or supply of AMZEEQ, FMX103, FCD105 or any of our other product candidates. In 2019, we received (or became entitled to receive) a total of $0.4 million in royalties from sales of Finacea from LEO.

Together with LEO, we recently resolved litigation against Taro, and comes after the settlements in October 2019 with Teva and in April 2019 with Perrigo, for their alleged infringement of certain of our patents following their submission of an ANDA to the FDA seeking approval to manufacture and sell a generic version of Finacea. This settlement concludes the litigation relating to Finacea Foam. See also “Risk Factors—Risks Related to Our Intellectual Property—We have received notice letters of ANDAs submitted for drug products that are generic versions of Finacea foam and we have been involved in lawsuits to protect and enforce our patents, and while we have now settled all these lawsuits we may in the future be involved in other lawsuits to protect and enforce our patents, for example, if we receive new notice letters of submission of an ANDA to the FDA seeking approval to manufacture and sell a generic version of a product with Orange Book listed patents.”

Merck License for Serlopitant

We license serlopitant from Merck. In December 2012, we entered into a license agreement with Merck for exclusive worldwide royalty free rights for the development and commercialization of serlopitant and two other NK1 R antagonists in all human diseases, disorders or conditions, except for in the field of treatment or prevention of nausea or vomiting, which was retained by Merck. We paid Merck an upfront licensing fee of $1.0 million and issued to Merck an aggregate of 1,243,168 shares of our common stock. In addition, we have agreed to make aggregate payments of up to $25.0 million upon the achievement of specified development and regulatory milestones for serlopitant. Furthermore, if we choose to pursue the development of any other non-serlopitant product pursuant to this agreement, we may owe up to an aggregate of $50.0 million of additional payments upon the achievement of specified development and regulatory milestones. In 2018, upon dosing our first patient in our Phase 3 clinical trial for serlopitant for the treatment of pruritus associated with PN, we paid a milestone payment of $3.0 million to Merck. We are responsible for the prosecution and enforcement of patents licensed under the agreement. The agreement contains customary representations, warranties, and indemnities, and terminates on the date of achievement of all of milestones set forth in the agreement, after which our licenses become fully paid and perpetual. Each party may also terminate the agreement for material breach by the other party or for certain bankruptcy or insolvency related events, and we may terminate the agreement without cause at any time upon advance written notice to Merck.

Additional Research and Development

In addition to AMZEEQ for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older, FMX103 for the treatment of papulopustular rosacea in adults, FCD105 for the treatment of moderate-to-severe acne vulgaris and licensed products resulting from our development and license agreements with various pharmaceutical companies, we are developing product candidates for various indications to which we own worldwide rights, and which are based on formulations and adaptations of our patented, versatile foam platforms or other dosage forms and or new technology.

We intend to selectively proceed into clinical trials with these formulations under the FDA’s 505(b)(2) regulatory pathway wherever necessary to expedite FDA approval, and according to our identification of unmet needs and potential market opportunities.

Foamix’s research and development expenses totaled $51.2 million, $64.5 million and $57.8 million in 2019, 2018 and 2017, respectively, and Menlo’s research and development expenses totaled $53.8 million, $53.0 million and $29.0 million in 2019, 2018 and 2017, respectively. In the ordinary course of business, we enter into agreements with third parties such as contract research organizations, or CROs, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials and aspects of our research and preclinical testing. These CROs and other third parties provide us with project management, monitoring, regulatory consulting and investigative services, and their fees are part of our research and development expenses.

Intellectual Property – our Product and Pipeline Clinical Trial Product Candidates

Our intellectual property and proprietary technology are essential to the development, manufacture, and sale of AMZEEQ, FMX103, FCD105 and our clinical stage future pipeline product candidates. We are committed to protecting our intellectual property rights, core technologies and other know-how, through a combination of patents, trademarks, trade secrets, non-disclosure and confidentiality agreements, common interest agreements to protect privileged confidential information, licenses, assignments of invention and other contractual arrangements with our employees, scientific advisors, consultants, partners, suppliers, customers and others. Such agreements may however be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets and other proprietary and confidential information may otherwise become known or be independently discovered by competitors. To the extent that our employees, scientific advisors, consultants, partners or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know how and inventions. Additionally, we rely on our research and development program, clinical trials, know-how and marketing and distribution programs to advance our products.

Our commercial success will also depend at least in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third party patent would require us to alter our development or commercial strategies, alter our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or other proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of invention.

As of March 31, 2020, the combined portfolio of the merged company had a patent portfolio of over 270 granted patents in certain countries worldwide, including over 90 granted patents in the United States. Additionally, as of March 31, 2020, we had several pending patent applications worldwide, of which over 30 are pending in the United States, describing and claiming our various foam-based platforms and other technology including patents and applications in relation to serlopitant, its uses and compositions. Our other patents granted in the United States relate to various foam platforms, such as emulsion foam, hydrophobic foam, hydro-alcoholic foam, and aqueous foam and to other technology.

AMZEEQ and FMX103

Our most important patents are various U.S. patents relating to AMZEEQ and our lead product candidate FMX103, and to our phase II topical combination foam candidate FCD105, which subject to payments of the appropriate maintenance fees, are expected to remain in effect until 2030. We also have a recently issued patent in the United States related to AMZEEQ that has an expiry date in September 2037, if the appropriate maintenance fees are paid. These patents relate to a composition of matter comprising a claim to a formulation of a tetracycline antibiotic, which can include minocycline or doxycycline, or to a minocycline formulation and therefore, may be less protective than patents that claim a new drug. We also have granted patents and pending patent applications in a number of foreign jurisdictions with specifications relating to AMZEEQ, FMX103, or FCD105.

AMZEEQ, FMX103 and FCD105 are based on a different foam technology platforms and are supported by different patents than those listed in the Orange Book for the foam technology used in Finacea foam.

Serlopitant

We currently own and have licensed various granted patents related to serlopitant in the United States. We have a granted patent licensed from Merck with claims in relation to the compound serlopitant and to a composition of matter comprising serlopitant that is expected to expire in 2025 in the United States, if the appropriate maintenance fees are paid. Patent applications in the same family were also filed internationally and patents have been granted in multiple foreign jurisdictions. We additionally have granted patents in the United States claiming methods-of-use for serlopitant that are expected to expire in 2033 in the United States, if the appropriate maintenance fees are paid. From this family we also have patents granted in several foreign jurisdictions and patent applications pending in the United States and in various foreign jurisdictions.

Additional patent term of up to five years may potentially be awarded in the United States for one of the serlopitant U.S. patents as a result of the patent term extension provision of the Hatch Waxman Act, if regulatory approval of serlopitant is obtained. Further, depending on national laws in certain foreign jurisdictions, an extension of patent term may also potentially be available if regulatory approval of serlopitant is obtained in those countries. For example, a supplementary protection certificate, if obtained in Europe, can provide up to a maximum five years of market exclusivity. Likewise, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.

Competition

The medical and pharmaceutical industries in which we operate are intensely competitive and subject to significant technological change and changes in practice. While we believe that our innovative technology, knowledge, experience and resources provide us with competitive advantages, we may face competition from many different sources with respect to AMZEEQ, our Phase III product candidate FMX103, and our other pipeline products or any product candidates that we may seek to develop or commercialize in the future. Possible competitors may include pharmaceutical companies, academic and medical institutions, governmental agencies and public and private research institutions. These prospective competitors have the ability to effectively discover, develop, test and obtain regulatory approvals for products that compete with ours, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.

Currently marketed products that could compete with AMZEEQ include: (i) oral products such as Solodyn (minocycline, Bausch Health), Doryx (doxycycline, Mayne Pharmaceuticals), Targadox (doxycycline, Journey), Acticlate (docycycline, Almirall), Seysara (sarecycline, Almirall) and (ii) topical products such as Epiduo (adapalene + BPO, Galderma), Aczone (dapsone, Almirall), Retin-A (tretinoin, Bausch Health), Onexton-Acanya (clindamycin + BPO, Bausch Health) and Tazorac (tazarotene, Almirall).

Currently marketed products that may compete with our FMX103 product candidate include: (i) branded and generic oral products containing minocycline, Oracea (doxycycline, Galderma) and (ii) topical products such as all forms of metrogel/metronidazole available as a branded or generic product, Soolantra (ivermectin, Galderma) and Finacea (azaleic acid, LEO).

In addition, new products are currently being developed that may compete with AMZEEQ and our FMX103 product candidate, if approved, including: generic versions of any of the above on-marketed products and, specifically for acne: Altreno (tretinoin, Ortho Derm), Seysara (sarecycline, Almirall). In September 2019, Hovione Farmaciencia SA, a private company, announced details of its planned Minocycline Against Rosacea Study, Phase 3 development program for the treatment of moderate to severe inflammatory rosacea with HY01, a 3% topical gel suspension containing minocycline non-hydrochloride.  In January 2020, BioPharmX Corporation entered into a Merger Agreement with Timber Pharmaceuticals LLC and intends to “evaluate BioPharmX's Phase 3 ready proprietary topical minocycline gel programs.” This product has previously been studied by BioPharmX in the treatment of inflammatory lesions of acne vulgaris and papulopustular rosacea. In 2019, Sol-Gel completed Phase III studies for EPSOLAY (microencapsulated benzoyl peroxide cream, 5%) for inflammatory lesions of rosacea, and for TWYNEO (microencapsulated benzoyl peroxide, 3% and microencapsulated tretinoin, 0.1%) for acne vulgaris. If ultimately approved and launched in the United States, these product candidates, and others that may be in development, could be direct competitors to AMZEEQ and FMX103.

Further, we are developing certain topical products with various licensees combining our proprietary technology with a drug selected by the licensee. While the licenses we grant are exclusive with respect to the specific drug which is licensed, our agreements with these licensees allow them to commercialize the licensed developed products for any topical dermatological application, not just for the specific indication for which each product was originally intended. If any such licensed product proves to be effective for moderate-to severe acne, rosacea or any other indication that we are pursuing with AMZEEQ, FMX103, FCD105 or our other product candidates, we may face competition from these licensees. Although these products would be based on a different foam technology than the technology platforms used in our in-house minocycline-based products, such licensed products may nevertheless pose a competitive challenge, as they will have the benefit of our foam technology coupled with the licensees’ potentially greater resources, experience and brand recognition, extensive marketing channels and other capabilities, and possibly the advantage of entering the market before us.

Government Regulation

Our business is subject to extensive government regulation. Regulation by governmental authorities in the United States and other jurisdictions is a significant factor in the development, manufacture and marketing of our foam delivered treatments and in our ongoing research and development activities.

Product approval process in the United States

Review and approval of drugs

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA and implementing regulations. In general, new drug products require the submission of an NDA and approval thereof by the FDA prior to being marketed in the United States. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions and enforcement actions brought by the FDA, the Department of Justice or other governmental entities. Possible sanctions may include the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties.

The process required by the FDA prior to marketing and distributing a new drug product in the United States generally involves the following:

•	completion of laboratory tests, animal studies and formulation studies in compliance with the FDA’s GLP, or other applicable regulations;

•	submission to the FDA of an application for an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated at that site;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for its intended use;

•	preparation and submission to the FDA of an NDA or supplemental NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product or components thereof are produced, to assess compliance with current Good Manufacturing Good Practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites and the sponsor’s clinical trial records to assure compliance with GCPs and the integrity of the clinical data;

•	payment of user fees and FDA review and approval of the NDA; and

•	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical studies

Preclinical studies include laboratory evaluation, as well as animal studies to assess the potential safety and efficacy of the product candidate. Preclinical safety tests must be conducted in compliance with the FDA’s GLP regulations. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND which must become effective before clinical trials may be commenced.

Clinical trials in support of an NDA

Clinical trials involve the administration of an investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written trial protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.

In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to trial subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

Clinical trials are typically conducted in three sequential phases, which, in some cases, may overlap or be combined:

Phase I:	The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

Phase II:	The drug is administered to a limited patient population to identify possible short-term adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

Phase III:	The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Submission of an NDA to the FDA

The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture, control and composition of the product, are submitted to the FDA as part of an NDA requesting approval to market the product candidate for a proposed indication. Under the PDUFA, as amended, applicants are required to pay fees to the FDA for reviewing an NDA. These user fees, as well as the annual fees required for commercial manufacturing establishments and for approved products, can be substantial. Each NDA submitted to the FDA for approval is reviewed for administrative completeness and reviewability within 60 days following submission of the application. If found complete, the FDA will “file” the NDA, thus triggering a full review of the application. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for standard review drug products are reviewed within ten to twelve months; most NDAs for priority review drugs are reviewed in six to eight months. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

Before approving an NDA, the FDA may inspect the facilities at which the product is manufactured or facilities that are significantly involved in the product development and distribution process, and will not approve the product unless cGMP compliance is satisfactory at such facilities. The FDA may deny approval of an NDA if applicable statutory or regulatory criteria are not satisfied, or it may require additional testing or information, which can delay the approval process. FDA approval of any application may include many delays or may never be granted. If a product is approved, the approval will specify the indicated uses for which the product may be marketed in the United States pursuant to that NDA, may require that warning statements be included in the product labeling, may require that additional studies or trials be conducted following approval as a condition of the approval, may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of risk evaluation and mitigation strategies (REMS), or may impose other limitations. After evaluating the NDA and all related information, including any advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA will issue an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or non-clinical testing in a resubmission to the NDA in order for the FDA to reconsider the application. FDA has committed to reviewing such submissions in two or six months depending on the type of information included in the resubmission. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product.

Once a product is approved, marketing the product for other indicated uses or making certain manufacturing or other changes requires FDA review and approval of a supplemental NDA or a new NDA, which may require additional clinical data and review fees. In addition, further post-marketing testing and surveillance to monitor the safety or efficacy of a product may be required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur at any time following approval. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

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

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated approval regulations are subject to prior review by FDA.

Once an NDA is submitted for a product intended to treat a serious condition, the FDA may assign a priority review designation if FDA determines that the product, if approved, would provide a significant improvement in safety or effectiveness. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the current PDUFA agreement, these six- and ten- month review periods are measured from the 60-day filing date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review from the date of submission. Most products that are eligible for fast track and/or breakthrough therapy designation are also likely to be considered appropriate to request and potentially receive a priority review. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In addition, the manufacturer of an investigational drug for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on responding to requests for expanded access. Furthermore, fast track designation, breakthrough therapy designation, accelerated approval and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.

The Hatch-Waxman Act

Section 505 of the FDCA describes three types of applications that may be submitted to request marketing authorization for a new drug. A 505(b)(1) NDA is an application that contains full reports of investigations of safety and effectiveness. The Hatch-Waxman Act created two additional marketing pathways under Sections 505(j) and 505(b)(2) of the FDCA. Section 505(j) establishes an abbreviated approval process for generic versions of approved drug products through the submission of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the branded reference drug and has been shown to be bioequivalent to the branded reference drug. ANDA applicants are required to conduct bioequivalence testing to confirm chemical and therapeutic equivalence to the branded reference drug. Generic versions of drugs can often be substituted by pharmacists under prescriptions written for the branded reference drug.

In addition, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from FDA’s conclusions of safety or efficacy from studies or trials not conducted by or for the applicant, and for which the applicant has not received a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the approved reference, or “listed” drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years, some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) NDA that we submit.

The Orange Book

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are considered to be therapeutically equivalent to the listed drug, are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug in accordance with state law.

To the extent that a Section 505(b)(2) NDA relies on clinical trials conducted for a previously approved drug product or the FDA’s prior findings of safety and effectiveness for a previously approved drug product, the Section 505(b)(2) applicant must submit patent certifications in its Section 505(b)(2) application with respect to any patents for the previously approved product on which the applicant’s application relies that are listed in the Orange Book. Specifically, the applicant must certify for each listed patent that, in relevant part, (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is not sought until after patent expiration; or (iv) the listed patent is invalid, unenforceable or will not be infringed by the proposed new product.

A certification that the new product will not infringe the previously approved product’s listed patent or that such patent is invalid or unenforceable is known as a Paragraph IV certification. If the applicant does not challenge one or more listed patents through a Paragraph IV certification, the FDA will not approve the Section 505(b)(2) NDA application until all the listed patents claiming the referenced product have expired. Further, the FDA will also not approve, as applicable, a Section 505(b)(2) NDA application until any non-patent exclusivity, such as, for example, five-year exclusivity for obtaining approval of a new chemical entity, three-year exclusivity for an approval based on new clinical trials, or pediatric exclusivity, listed in the Orange Book for the referenced product, has expired. If a generic drug product is ready for approval before the expiration of any patents or exclusivities accorded to the reference listed drug product, the FDA issues a tentative approval letter to the applicant. The tentative approval letter details the circumstances associated with the tentative approval. The FDA delays final approval of the generic drug product until all patent or exclusivity issues have been resolved. A tentative approval does not allow the applicant to market the generic drug product.

If the Section 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the owner of the referenced NDA for the previously approved product and relevant patent holders within 20 days after the Section 505(b)(2) NDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement suit against the Section 505(b)(2) applicant. Under the FDCA, the filing of a patent infringement lawsuit within 45 days of receipt of the notification regarding a Paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA until the earliest to occur of 30 months beginning on the date the patent holder receives notice, expiration of the patent, settlement of the lawsuit, or until a court deems the patent unenforceable, invalid or not infringed. Even if a patent infringement claim is not brought within the 45-day period, a patent infringement claim may be brought under traditional patent law, but it does not invoke the 30-month stay.

Moreover, in cases where a Section 505(b)(2) application containing a Paragraph IV certification is submitted after the fourth year of a previously approved drug’s five-year exclusivity period and the patent holder brings suit within 45 days of notice of certification, the 30-month period is automatically extended to prevent approval of the Section 505(b)(2) application until the date that is seven and one-half years after approval of the previously approved reference product. The court also has the ability to shorten or lengthen either the 30 month or the seven and one-half year period if either party is found not to be reasonably cooperating in expediting the litigation.

Marketing Exclusivity

In addition to patent protections applicable to a listed drug, a Section 505(b)(1) application and a 505(b)(2) application may be subject to periods of statutory market exclusivity afforded to an approved new drug. Statutory market exclusivity provides the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug product, and precludes approval of certain 505(b)(2) and abbreviated new drug applications (ANDAs) referencing the approved drug product for prescribed periods of time. Exclusivity is available for new chemical entities, as well as for significant changes in already approved drug products, such as a new indication or new use. FDA may refuse to approve a Section 505(b)(2) or ANDA application that is referencing a previously approved drug product to the extent that the drug product is subject to market exclusivity. Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active moiety that has been approved either alone or in combination by the FDA in any other NDA, that drug receives five years of marketing exclusivity and during which time the FDA cannot receive any ANDA or 505(b)(2) application seeking approval of a drug that references a version of the NCE drug, except that such applications may be submitted after 4 years if they contain a certification of patent invalidity or noninfringement. Certain approvals granted for change(s) to a drug resulting from new clinical studies that were “essential to approval,” such as a new dosage form, strength, route of administration, dosing regimen or indication, are associated with a three-year period of exclusivity. During this three-year exclusivity, the FDA cannot approve an ANDA or 505(b)(2) application that includes the change(s). Drugs based on an “old antibiotic,” such as AMZEEQ and our FMX103 and FCD105 product candidates which contain minocycline, must also demonstrate “a significant new use” such as a new indication for a previously approved antibiotic, and not just refinements in labeling related to previously approved uses, in order to qualify for the three-year exclusivity. A claim of market exclusivity of three years was requested in the original NDA for AMZEEQ, but we do not know if or when it may be granted.

Post-approval requirements

Any drug products for which we receive FDA approval will be subject to continuing regulation by the FDA. Certain requirements include, inter alia, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information on an annual basis or more frequently for specific events, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. These promotion and advertising requirements include, among others, standards for direct-to-consumer advertising, prohibitions against promoting drugs for uses or patient populations that are not described in the drug’s approved labeling, known as “off-label use,” and other promotional activities, such as those considered to be false or misleading. Failure to comply with FDA requirements can have negative consequences, including the immediate discontinuation of noncomplying materials, adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Such enforcement may also lead to scrutiny and enforcement by other government and regulatory bodies.

Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not encourage, market or promote such off-label uses. As a result, “off-label promotion” has formed the basis for litigation under the Federal False Claims Act, or FCA, violations of which are subject to significant civil fines and penalties. In addition, under the federal Physician Payments Sunshine Act, manufacturers of certain prescription products are required to disclose annually to the Centers for Medicaid and Medicare Services, or CMS payments or transfers of value made to “covered recipients” and teaching hospitals, and ownership or investment interests held by covered recipients and their immediate family members. Reportable payments and transfers of value may be direct or indirect, in cash or kind, for any reason, and are required to be disclosed even if the transfers are not related to an approved product. Failure to comply with the Physician Payments Sunshine Act could result in penalties up to $1.15 million per year.

The manufacturing of any of our products will be required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. The FDA’s cGMP regulations require, among other things, quality control and quality assurance, as well as the corresponding maintenance of comprehensive records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are also required to register their establishments and list any products they make with the FDA and to comply with related requirements in certain states. These entities are further subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Discovery of problems with a product after approval may result in serious and extensive restrictions or other consequences for a product, manufacturer or holder of an approved NDA, as well as lead to potential market disruptions. These restrictions or consequences may include untitled or warning letters, recalls, suspension of a product until the FDA is assured that quality standards can be met, and continuing oversight of manufacturing by the FDA under a “consent decree,” which frequently includes the imposition of costs and continuing inspections over a period of many years, as well as possible withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The FDA also may require post-marketing testing, or Phase IV testing, as well as REMS to monitor the effects of an approved product or place conditions on an approval that could otherwise restrict the distribution or use of our products.

Pediatric trials and exclusivity

Even when not pursuing a pediatric indication, under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or the FDASIA, in 2012, sponsors must also submit pediatric trial plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric trials the applicant plans to conduct, including trial objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the FDASIA.

Separately, in the event the FDA makes a written request for pediatric data relating to a drug product, an NDA sponsor who submits such data may be entitled to pediatric exclusivity. Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional 6 months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity.

Patent term restoration and extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, generally referred to as the “Hatch-Waxman Act,” which permits an extension of the term of a patent for up to five years to compensate patent holders for marketing time lost while developing the product and awaiting government approval during the FDA regulatory review. The basis for the patent extension is the regulatory review period, which is basically composed of two parts, a testing phase and an approval phase, less a reduction, if any, in either part for a period time where there was a finding of lack of due diligence. The restoration period granted can be up to one-half the time between the effective date of an IND and the submission date of an NDA (testing phase), plus the time between the submission date of an NDA and the ultimate approval date (approval phase). Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. In other words, the total maximum patent life for the product with the patent extension cannot exceed 14 years from the products approval date, which amounts to 14 years of potential marketing time. Only one patent applicable to an approved drug product may be extended, and the application for the extension must be submitted prior to the expiration of the patent in question and within 60 days of FDA approval. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals and the scope of the extended patent is limited to the approved drug. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA. The term of a patent which claims a human drug product , a method of using the product, or a method of manufacturing the product may potentially be extended if it satisfies the various conditions including that it is the first permitted commercial marketing or use of the drug. The patents for serlopitant and its use are potentially eligible for patent term extension under the Hatch-Waxman Act, if serlopitant is approved by the FDA, because serlopitant has never been approved by the FDA. The patents supporting AMZEEQ were not eligible for the said patent term extension, since minocycline the active pharmaceutical ingredient of AMZEEQ was already approved for marketing by the FDA. The same reasoning will also apply to our FMX103 and FCD105 product candidates.

Review and approval of drug products outside the United States

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing manufacturing, clinical trials, commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product candidate, we must obtain approval of the product by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing in those countries. The approval process varies from country to country and can be subject to uncertainties, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Regulation in the European Economic Area

In the European Economic Area, or EEA, which is composed of the Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.

There are two types of MAs:

•	The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210 days review period is reduced to 150 days.

•	National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Prior to obtaining an MA in the EEA, applicants have to demonstrate compliance with all measures included in a Paediatric Investigation Plan, or PIP, approved by the EEA regulatory agency, covering all subsets of the pediatric population, unless the EEA regulatory agency has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

In the EEA, upon receiving an MA, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EEA from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the EEA regulatory agencies to be a new chemical entity, and products may not qualify for data exclusivity.

Pharmaceutical coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product and any product candidates for which we obtain regulatory approval. In the United States and other markets, sales of any product, and any product candidates for which we receive regulatory approval for commercial sale, will depend in part on the availability of coverage and adequate reimbursement from third party payors. Third party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication.

Third party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. A payor may not consider a product to be medically necessary or cost-effective. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved, or that other payors will similarly provide similar coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. We have had some early success in obtaining coverage for AMZEEQ. In the first week of launch, one of the largest pharmacy benefit managers Express Scripts added AMZEEQ to its national formulary in a preferred status position. However, this does not imply that other pharmacy benefit managers will provide similar coverage for AMZEEQ or provide coverage at all. We have evaluated the optimal price range for AMZEEQ and FMX103 that will reflect their benefits relative to alternative treatments while remaining affordable to potential customers and reimbursable by governments and third-party payors. Our pricing and overall access strategy prioritizes patients and their healthcare providers by providing novel medicines at pricing designed to help provide the broadest possible access to products for patients. We are continuing our contract negotiations with other pharmacy benefit managers in the U.S. for AMZEEQ pursuant to this strategy.

CMS administers the Medicaid drug rebate program, in which pharmaceutical manufacturers pay quarterly rebates to each state Medicaid agency. Generally, for branded prescription drugs marketed under NDAs, as AMZEEQ, FMX103 and our other product candidates are expected to be, manufacturers are required to rebate the greater of 23.1% of the average manufacturer price or the difference between such price and the best price during a specified period. An additional rebate for products marketed under NDAs is payable if the average manufacturer price increases at a rate higher than inflation, and other methodologies apply to new formulations of existing drugs. In addition, the ACA revised certain definitions used for purposes of calculating the rebates, including the definition of “average manufacturer price.” Various state Medicaid programs have implemented voluntary supplemental drug rebate programs that may provide states with additional manufacturer rebates in exchange for preferred status on a state’s formulary or for patient populations that are not included in the traditional Medicaid drug benefit coverage.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies or trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, and particularly on prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare laws and regulations

In March 2010, the then President of the United States signed one of the most significant healthcare reform measures in decades. The healthcare reform law, also known as the Affordable Care Act, or ACA, substantially changes the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. This comprehensive legislative overhaul was expected to extend coverage to approximately 36 million previously uninsured Americans. However, the individual mandate was recently repealed by Congress in The Tax Cuts and Jobs Act of 2017, or the Tax Act, tax reform bill that was signed into law in December 2017 and became effective January 1, 2019. The Joint Committee on Taxation estimates that the repeal will result in over 13 million Americans losing their health insurance coverage by 2027 and is likely to lead to increases in insurance premiums. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the lower court decision, which was then appealed to the U.S. Supreme Court. The U.S. Supreme Court declined to hear the appeal on an expedited basis and so no decision will be forthcoming until the next Supreme Court term in late 2020 or early 2021. It is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA.

The ACA requires the pharmaceutical industry to share in the costs of reform by increasing Medicaid rebates and expanding Medicaid rebates to cover Medicaid managed care programs, among other things. The ACA also includes funding of pharmaceutical costs for Medicare patients in excess of the prescription drug coverage limit and below the catastrophic coverage threshold. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close this gap, also known as the “donut hole”. Additionally, an excise tax was levied against certain branded pharmaceutical products. The Administration is expected to evaluate drug pricing and the Medicare parts B and D programs in terms of policy changes in the next session of Congress.

Healthcare providers, physicians and third party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with healthcare providers, third party payors and other customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including cash, improper discounts, and free or reduced price items and services. The intent standard under the federal Anti-Kickback Statute was amended by ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, under the ACA, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil FCA. Additionally, many states have similar laws that apply to their state health care programs as well as private payors. Violations of the federal or state anti-kickback laws can result in exclusion from federal and state health care programs and substantial civil and criminal penalties;

•	the federal civil and criminal false claims laws and civil monetary penalties laws, including the federal FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment from Medicare, Medicaid or other federal healthcare programs, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Even where pharmaceutical companies do not submit claims directly to payors, they can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, marketing products of sub-standard quality, or paying a kickback that results in a claim for items or services. In addition, activities relating to the reporting of wholesaler or estimated retail prices for pharmaceutical products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for such products, and the sale and marketing of such products, are subject to scrutiny under this law. Private individuals or whistleblowers can bring FCA “qui tam” actions on behalf of the government and may share in amounts recovered. Proof of intent to deceive is not required to establish liability under the civil False Claims Act;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program, including any third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making false statements relating to healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which imposes privacy, security, transmission and breach reporting obligations, including mandatory contractual terms, with respect to individually identifiable health information including PHI, upon “covered entities” subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates that perform services on their behalf that involve individually identifiable health information, including PHI. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Other federal and state laws, such as the Federal Trade Commission Act, also impose requirements with respect to individuals' personal information;

•	the federal Physician Payments Sunshine Act requires certain manufacturers of prescription drugs, devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value to physicians, dentists, optometrists, podiatrists, chiropractors and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. In addition, Section 6004 of the ACA requires annual reporting of information about drug samples that manufacturers and authorized distributors provide to physicians; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply more broadly than their U.S. federal analogues, such as to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require drug companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require drug manufacturers to report information related to drug pricing or payments and other transfers of value to healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other healthcare regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, additional reporting obligations and oversight if we becomes subject to a corporate integrity agreement or consent decree, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and pursue our strategy.

Environmental, Health and Safety Matters

We are subject to extensive environmental, health and safety laws and regulations in a number of jurisdictions, primarily Israel, governing, among other things, (i) the use, storage, registration, handling, emission and disposal of chemicals, waste materials and sewage; and (ii) chemical, air, water and ground contamination, air emissions and the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals, waste materials and sewage. Our operations at our Rehovot research and development facility use chemicals and produce waste materials and sewage. Our activities require permits from various governmental authorities including, local municipal authorities, the Ministry of Environmental Protection and the Ministry of Health. The Ministry of Environmental Protection and the Ministry of Health, local authorities and the municipal water and sewage company conduct periodic inspections in order to review and ensure our compliance with the various regulations.

These laws, regulations and permits could potentially require the expenditure by us of significant amounts for compliance or remediation. If we fail to comply with such laws, regulations or permits, we may be subject to fines and other civil, administrative or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities. In addition, we may be required to pay damages or civil judgments in respect of third party claims, including those relating to personal injury (including exposure to hazardous substances we use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental, health and safety laws allow for strict, joint and several liability for remediation costs, regardless of comparative fault. We may be identified as a responsible party under such laws. Such developments could have a material adverse effect on our business, financial condition and results of operations.

In addition, laws and regulations relating to environmental, health and safety matters are often subject to change. In the event of any changes or new laws or regulations, we could be subject to new compliance measures or to penalties for activities which were previously permitted. For instance, Israeli regulations were promulgated in 2011 relating to the discharge of industrial sewage into the sewer system. These regulations establish new and potentially significant fees for discharging forbidden or irregular sewage into the sewage system.

The operations of our subcontractors and suppliers are also subject to various Israeli and foreign laws and regulations relating to environmental, health and safety matters, and their failure to comply with such laws and regulations could have a material adverse effect on our business and reputation, result in an interruption or delay in the manufacture of AMZEEQ or the development or manufacture of our product candidates, or increase the costs for the manufacture of AMZEEQ or for the development or manufacture of our product candidates.

Employees

As of March 31, 2020, we had a total of 181 employees, 180 of whom are full-time employees, 58 of whom were primarily engaged in research and development activities. A total of 8 employees have an M.D. or Ph.D. degree. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Financial and Segment Information

We operate our business as a single segment, as defined by generally accepted accounting principles. Our financial information is included in the consolidated financial statements and the related notes.

Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings relating to claims that we consider to be arising from the ordinary course of our business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.

In November 2018 and January 2019, putative securities class action complaints were filed against Menlo, certain former executive officers and directors, and certain underwriters in our IPO. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the IPO. The parties have mediated the consolidated lawsuit and reached a settlement. The settlement is subject to final documentation and Court approval. We maintain director and officer insurance with liability coverage limits that we believe are adequate and customary for the nature of our business, and we have submitted these claims to our insurance carrier.

Corporate Information

Our legal and commercial name is Menlo Therapeutics Inc. We were incorporated in the State of Delaware in October 2011. On March 9, 2020 we completed a transaction with Foamix pursuant to which Foamix became a wholly-owned subsidiary of Menlo.

Following the Merger, we will continue to be an “emerging growth company,” as defined in Section 2(a) of the Securities Act and as modified by the JOBS Act and a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements, such as the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and certain reduced or scaled disclosure requirements available to smaller reporting companies.

Our principal executive offices are located at 520 U.S. Highway 22, Suite 204, Bridgewater, NJ 08807. Our website is www.menlotherapeutics.com.

Item 6.  Exhibits.

The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:

Exhibit Index

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	1/29/2018	3.1

3.2	Amended and Restated Bylaws.				X

4.1	Second Amended and Restated Warrant, by and among Menlo Therapeutics Inc. and Perceptive Credit Holdings II, LP.				X

4.2	Second Amended and Restated Warrant, by and among Menlo Therapeutics Inc. and Orbimed Royalty & Credit Opportunities III, LP.				X

10.1	Contingent Stock Rights Agreement, dated as of March 9, 2020, by and between Menlo Therapeutics Inc. and American Stock Transfer & Trust Company, LLC.	8-K	3/10/2020	10.1

10.2*	Contract Manufacturing and Supply Agreement, dated October 21, 2019, by and between Foamix Pharmaceuticals Ltd. and ASM Aerosol-Service AG (incorporated by reference to Exhibit 10.26 of Foamix Pharmaceuticals Ltd.’s Annual Report on Form 10-K filed on March 12, 2020).	N/A	N/A	N/A	N/A

10.3*	Amended and Restated Credit Agreement and Guaranty, dated as of March 9, 2020, among Foamix Pharmaceuticals Inc., Menlo Therapeutics Inc., Foamix Pharmaceuticals Ltd., the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings II, LP.				X

10.4*	Amended and Restated Security Agreement, dated as of March 9, 2020, among Foamix Pharmaceuticals Inc., Foamix Pharmaceuticals Ltd., Menlo Therapeutics Inc. and Perceptive Credit Holdings II, LP for the benefit of Perceptive Credit Holdings II, LP, OrbiMed Royalty & Credit Opportunities III, LP and the other lenders from time to time party to the Amended and Restated Credit Agreement.				X

10.5#	Menlo Therapeutics Inc. 2019 Equity Incentive Plan.				X

10.6#	Form of Share Option Grant Notice and Option Agreement under the Menlo Therapeutics Inc. 2019 Equity Incentive Plan for U.S. and Israeli Employees.				X

10.7#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the Menlo Therapeutics Inc. 2019 Equity Incentive Plan for U.S. and Israeli Employees.				X

10.8#	Form of Share Option Grant Notice and Option Agreement under the Menlo Therapeutics Inc. 2019 Equity Incentive Plan for U.S. and Israeli Executives.				X

10.9#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the Menlo Therapeutics Inc. 2019 Equity Incentive Plan for U.S. and Israeli Executives.				X

10.10#	Menlo Therapeutics Inc. 2019 Employee Share Purchase Plan.				X

10.11#	2015 Israeli Share Incentive Plan (incorporated by reference to Exhibit 10.2 of Foamix Pharmaceuticals Ltd.’s Registration Statement on Form F-3 filed on October 21, 2015).	N/A	N/A	N/A	N/A

10.12#	2009 Israeli Share Option Plan (incorporated by reference to Exhibit 10.1 of Foamix Pharmaceuticals Ltd.’s Registration Statement on Form F-1/A filed on September 3, 2014).	N/A	N/A	N/A	N/A

10.13#	Offer Letter, dated as of March 25, 2020, by and between Menlo Therapeutics Inc. and David Domzalski				X

10.14#	Offer Letter, dated as of March 20, 2020, by and between Menlo Therapeutics Inc. and Andrew Saik.				X

10.15#	Termination of Employment Agreement and Release, dated as of March 22, 2020, by and between Foamix Pharmaceuticals Ltd. and Ilan Hadar.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

#	Indicates management contract or compensatory plan.

*	Exhibits and schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC upon request.

**	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Menlo Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2020

Menlo Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Andrew Saik
Andrew Saik Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)