Form 10-Q
period 2020-06-30
Menlo Therapeutics Inc.
filed 2020-08-06
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒
As of July 30, 2020, there were 167,690,615 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including AMZEEQ®, ZILXI™, Molecule Stabilizing Technology (MST)™ and MST™. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

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
The following factors, among others, including those described in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, could cause our future results to differ materially from those expressed in the forward-looking information:
•our ability to successfully commercialize AMZEEQ® and ZILXI™ and our other product candidates;
•disruptions related to a pandemic, epidemic or outbreak of a contagious disease, such as COVID-19, on the ability of our suppliers to provide materials for our products and product candidates, initiating and retaining patients in our clinical trials, distribution of our products and business sales execution, operating results, liquidity and financial condition;
•the regulatory approval process for our product candidates, including any delay or failure in obtaining requisite approvals;
•the potential market size of treatments for any diseases and market adoption of our products, if approved or cleared for commercial use, by physicians and patients;
•the timing, cost or other aspects of the commercialization of AMZEEQ, ZILXI and product candidates;
•our ability to achieve favorable pricing for AMZEEQ, ZILXI and product candidates;
•third-party payor reimbursement for AMZEEQ, ZILXI and any future products;
•developments and projections relating to our competitors and our industry, including competing drugs and therapies, particularly if we are unable to receive exclusivity;
•risks related to our indebtedness, including our ability to comply with the covenants in our loan documents;
•the timing of commencement of future non-clinical studies and clinical trials;
•our ability to successfully complete, and receive favorable results in, clinical trials for our product candidates;
•our intentions and our ability to establish collaborations or obtain additional funding;
•the timing or likelihood of regulatory filings and approvals or clearances for our product candidates;
•our ability to comply with various regulations applicable to our business;
•our expectations regarding the commercial supply of AMZEEQ, ZILXI and product candidates;
•our ability to create intellectual property and the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•the timing, costs or results of litigation, including litigation to protect our intellectual property;
•estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital on acceptable terms or at all;
•our ability to attract and retain key scientific or management personnel;
•our defense of current and any future litigation that may be initiated against us;

•our expectations regarding licensing, business transactions and strategic operations; and
•our future financial performance and liquidity.
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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

MENLO THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	June 30	December 31
	2020	2019
A s s e t s
CURRENT ASSETS:

Cash and cash equivalents	$96,511	$43,759
Restricted cash	855	825
Short-term bank deposits	—	12,102
Investment in marketable securities (Note 6)	2,609	16,246
Restricted investment in marketable securities (Note 6)	435	434
Trade receivables, net of allowances	6,407	135
Other receivable	4,000	—
Prepaid and other assets	2,672	1,557
Inventory (Note 7)	5,801	1,356
TOTAL CURRENT ASSETS	119,290	76,414

NON-CURRENT ASSETS:

Property and equipment, net	2,811	2,885
Operating lease right-of-use assets (Note 10)	2,558	1,694
Prepaid and other assets	6,183	166
TOTAL NON-CURRENT ASSETS	11,552	4,745

TOTAL ASSETS	$130,842	$81,159
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MENLO THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	June 30	December 31
	2020	2019
Liabilities and shareholders’ equity
CURRENT LIABILITIES:

Trade payables	$9,952	$19,352
Accrued expenses	8,812	3,381
Employee related obligations	4,081	5,231
Operating lease liabilities (Note 10)	1,245	1,092
Other	142	270
TOTAL CURRENT LIABILITIES	24,232	29,326

LONG-TERM LIABILITIES:

Liability for employee severance benefits	403	424
Operating lease liabilities (Note 10)	1,308	653
Long-term debt (Note 8)	32,915	32,725
Other liabilities	456	456
TOTAL LONG-TERM LIABILITIES	35,082	34,258
TOTAL LIABILITIES	59,314	63,584
COMMITMENTS (Note 11)	—	—
STOCKHOLDERS' EQUITY:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock: $0.0001 par value; 300,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 167,683,814 and 36,480,314 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	17	3
Additional paid-in capital	589,812	328,154
Accumulated deficit	(518,301)	(310,587)
Accumulated other comprehensive income	—	5
TOTAL SHAREHOLDERS' EQUITY	71,528	17,575
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$130,842	$81,159
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MENLO THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
REVENUES (Note 4)
Product sales	$1,483	$—	$3,233	$—
License revenues	10,000	—	10,000	—
Royalty revenues	205	—	205	308
TOTAL REVENUES	11,688	—	13,438	308
EXPENSES
Cost of goods sold	216	—	487	—
Research and development	13,119	12,556	29,072	23,404
Selling, general and administrative	26,459	6,803	51,874	12,147
Goodwill and in-process research & development impairments	54,345	—	54,345	—
Contingent Stock Right Remeasurement	84,726	—	84,726	—
TOTAL EXPENSES	178,865	19,359	220,504	35,551
OPERATING LOSS	167,177	19,359	207,066	35,243
FINANCE INCOME	(564)	(468)	(1,292)	(1,004)
FINANCE EXPENSES	1,086	102	2,158	134
LOSS BEFORE INCOME TAX	167,699	18,993	207,932	34,373
INCOME TAX	(259)	—	(259)	(176)
NET LOSS FOR THE PERIOD	$167,440	$18,993	$207,673	$34,197

LOSS PER SHARE BASIC AND DILUTED	$1.21	$0.19	$2.29	$0.35

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE IN THOUSANDS	138,653	97,999	90,627	97,954
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MENLO THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
NET LOSS	$167,440	$18,993	$207,673	$34,197
OTHER COMPREHENSIVE LOSS (INCOME):
Net unrealized (gains) losses from marketable securities	(43)	(4)	1	(40)
Losses on marketable securities reclassified into net loss	3	—	4	—
Net unrealized losses (gains) on derivative financial instruments	—	13	—	(2)
TOTAL OTHER COMPREHENSIVE (INCOME) LOSS	(40)	9	5	(42)
TOTAL COMPREHENSIVE LOSS	$167,400	$19,002	$207,678	$34,155
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MENLO THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Total
	Number of Shares	Amounts	Amounts
BALANCE AT JANUARY 1, 2019	97,864,663	$10	$307,624	$(215,409)	$(43)	$92,182
CHANGES DURING THE PERIOD:
Comprehensive (loss) income	—	—	—	(34,197)	42	(34,155)
Exercise of options and vesting of restricted stock units	188,755	—	18	—	—	18
Stock-based compensation	—	—	2,337	—	—	2,337
BALANCE AT JUNE 30, 2019	98,053,418	$10	$309,979	$(249,606)	$(1)	$60,382

BALANCE AT JANUARY 1, 2020	36,480,314	$3	$328,154	$(310,587)	$5	$17,575
CHANGES DURING THE PERIOD:
Comprehensive loss	—	—	—	(207,673)	(5)	(207,678)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	1,032,003	—	260	—	—	260
Stock-based compensation	—	—	12,527	—	—	12,527
Deemed dividend to warrants holders due to warrant modification	—	—	41	(41)	—	—
Classification of stock awards to derivative liability	—	—	(975)	—	—	(975)
Issuance of Ordinary Shares through a public offering, net of $3,903 issuance costs	31,107,500	3	53,646	—	—	53,649
Issuance of stock related to merger	99,063,997	11	196,159	—	—	196,170
BALANCE AT JUNE 30, 2020	167,683,814	$17	$589,812	$(518,301)	$—	$71,528
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MENLO THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Total
	Number of Shares	Amounts	Amounts
BALANCE AT APRIL 1, 2019	97,987,433	$10	$308,590	$(230,613)	$8	$77,995
CHANGES DURING THE PERIOD:
Comprehensive loss	—	—	—	(18,993)	(9)	(19,002)
Exercise of options and vesting of restricted stock units	65,985	—	2	—	—	2
Stock-based compensation	—	—	1,387	—	—	1,387
BALANCE AT JUNE 30, 2019	98,053,418	$10	$309,979	$(249,606)	$(1)	$60,382

BALANCE AT APRIL 1, 2020	61,501,130	$6	$420,430	$(350,861)	$(40)	$69,535
CHANGES DURING THE PERIOD:
Comprehensive (loss) income	—	—	—	(167,440)	40	(167,400)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	530,771	—	(43)	—	—	(43)
Stock-based compensation	—	—	10,768	—	—	10,768
Classification of stock awards to derivative liability	—	—	657	—	—	657
Issuance of Ordinary Shares through a public offering, net of $3,903 issuance costs	31,107,500	3	53,646	—	—	53,649
Issuance of stock related to merger	74,544,413	8	104,354	—	—	104,362
BALANCE AT JUNE 30, 2020	167,683,814	$17	$589,812	$(518,301)	$—	$71,528
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MENLO THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Six months ended June 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$207,673	$34,197
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187	163
Goodwill and in-process research & development impairments	54,345	—
Contingent stock right remeasurement	84,726	—
Loss from disposal and sale of fixed assets	—	29
Changes in marketable securities and bank deposits, net	(142)	(358)
Changes in accrued liability for employee severance benefits, net of retirement fund profit	(21)	42
Stock-based compensation	12,527	2,337
Non-cash finance (income) expenses, net	(833)	3
Changes in operating assets and liabilities, net of effects of businesses acquired:
Increase in trade receivables, prepaid and other assets	(9,807)	246
Increase in other non-current assets	(6,026)	—
(Decrease) increase in accounts payable and accruals	(10,908)	2,374
Increase in inventory	(4,445)	—
Net cash used in operating activities	(88,070)	(29,361)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(113)	(454)
Investment in bank deposits	—	(16,048)
Cash acquired through merger	38,641	—
Proceeds from sale and maturity of marketable securities and bank deposits	48,577	57,014
Net cash provided by investing activities	87,105	40,512
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to issuance of ordinary shares through offerings, net of issuance costs	53,646	—
Proceeds related to issuance of stock for stock-based compensation arrangements, net	100	18
Net cash provided by financing activities	53,746	18
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	52,781	11,169
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1	48
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	44,584	28,118
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$97,366	$39,335
Cash and cash equivalents	$96,511	$39,085
Restricted cash	855	250
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$97,366	$39,335
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS -
Cashless exercise of warrants and restricted stock units	*	$4
Issuance of shares under employee stock purchase plan	$163	$—
Additions to operating lease right of use assets	$1,120	$867
Additions to operating lease liabilities	$1,120	$850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest received	$298	$666
Interest paid	$1,946	$—

Fair value of assets acquired	$117,270	$—
Less liabilities assumed	5,827	—
Net acquired (See “Note 3- Business combination”)	111,443	—
Less cash acquired	38,641	—

Merger net of cash acquired	$72,802	$—
*Represents an amount less than one thousand
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Menlo Therapeutics Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS
Menlo Therapeutics Inc. (the “Company,” “Menlo” or the “combined company”) is a specialty pharmaceutical company focused on developing and commercializing proprietary therapies to address unmet needs in dermatology. The Company is a Delaware corporation, has its principal executive offices in Bridgewater, New Jersey and operates as one business segment.
Reverse Merger
On November 10, 2019, the Company, Foamix Pharmaceuticals Ltd. (“Foamix”) and Giants Merger Subsidiary Ltd. (“Merger Sub”), a wholly-owned subsidiary of Menlo, entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 4, 2019, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Foamix, with Foamix surviving as a wholly-owned subsidiary of Menlo (the “Merger”) on March 9, 2020 (the “Effective Date”).
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
Products, Product Candidates and Licenses
Prior to the Merger, in January 2020, Foamix launched AMZEEQ® (minocycline) topical foam, 4% (“AMZEEQ”), a once-daily topical antibiotic for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older. On May 28, 2020, the U.S. Food and Drug Administration (the "FDA") approved ZILXI™ (minocycline) topical form, 1.5% (formerly FMX103, "ZILXI"), for the treatment of inflammatory lesions of rosacea in adults. AMZEEQ and ZILXI are the first topical minocycline products approved by the FDA for any condition.
AMZEEQ and ZILXI utilize the Company’s proprietary Molecule Stabilizing Technology (MST)™ that is also being used in the development of the Company’s other product candidate FCD105, a topical foam comprising minocycline and adapalene for the treatment of acne vulgaris. On June 2, 2020, the Company announced positive results from a Phase II clinical trial evaluating the preliminary safety and efficacy of FCD105 (3% minocycline / 0.3% adapalene foam), the first ever topical minocycline-based combination product, for the treatment of moderate-to-severe acne vulgaris. The Company has begun preparations to conduct an end-of-Phase II meeting with the FDA before the end of 2020.
Additionally, the Company was developing serlopitant, a small molecule inhibitor of the neurokinin 1 receptor, or NK1-R, given as a once-daily, oral tablet, for the treatment of pruritus, or itch, associated with various conditions including prurigo nodularis, or PN. On April 6, 2020, the Company announced top line results from two Phase III clinical trials evaluating the safety and efficacy of once-daily oral serlopitant for the treatment of pruritus (itch) associated with PN, studies MTI-105 and MTI-106. Neither study met their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based on a 4-point improvement responder analysis. The Company does not currently intend to pursue serlopitant. As a result, the Company recorded a full impairment charge related to the IPR&D and Goodwill assets in its unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2020. See "Note 3 - Business Combination" for more information.
The Company is actively pursuing opportunities to out-license its products and product candidates to third parties for development and commercialization outside the United States, and recently entered into a license agreement with Cutia Therapeutics (HK) Limited (“Cutia”). See "Note 4 - Revenue Recognition." The Company has also licensed certain technology under development and licensing agreements to various pharmaceutical companies for development of certain products combining the Company’s foam technology with the licensee’s proprietary drugs.
Liquidity and Capital Resources
The Company launched AMZEEQ in the United States in January 2020 and commenced generating product revenues in the first quarter of 2020. The Company’s activities prior to the commercial launch of AMZEEQ had primarily consisted of developing product candidates, raising capital and performing research and development activities. Since inception, the Company has incurred losses and negative cash flows from operations. For the six months ended June 30, 2020, the Company incurred a net loss of $207.7 million and used $88.1 million of cash in operations. As of June 30, 2020, the Company had cash, cash equivalents and investments of $100.4 million and an accumulated deficit of $518.3 million.
If the Company does not successfully commercialize AMZEEQ, ZILXI or any of its future product candidates, it may be unable to achieve profitability. Accordingly, the Company may be required to obtain further funding through public or private debt or equity offerings, or other arrangements. Adequate additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on acceptable terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization and manufacturing efforts.
Prior to the Merger, the Company was focused on the development and commercialization of serlopitant. Following the receipt of the results of the Phase 3 clinical trials evaluating serlopitant for the treatment of PN and the impact of the COVID-19 pandemic, the Company has revised its operating plan to focus on the commercialization of AMZEEQ, ZILXI and its other topical minocycline product candidates. The Company does not currently intend to pursue serlopitant further. In addition, the revised operating plan reflects prudent resource prioritization and allocation management, including the rationalization of research and development spend to focus on existing product candidates.
The Company believes that its existing cash, cash equivalents and investments as of June 30, 2020 and projected cash flows from revenues and the funds that the Company is entitled to receive under the license agreement with Cutia Therapeutics (HK) Limited ("Cutia"), will provide sufficient resources to fund its current ongoing needs for at least the next 12 months from the issuance of these financial statements, though there may be need for additional financing activity if the on-going COVID-19 pandemic continues for an extended duration and as the Company continues to grow.
As a result of the COVID-19 pandemic, the Company suspended the vast majority of its in-person interactions by its customer-facing professionals in healthcare settings and have engaged with these customers remotely as the Company seeks to continue to support healthcare professionals and patient care. During the second quarter of 2020, the Company began limited in-person customer meetings and interactions in certain regions, consistent with local government mandates. However, during the three and six months ended June 30, 2020, the Company's product sales for AMZEEQ were negatively impacted by office closures. As a result of the negative impact on the Company's product sales, the Company and its lenders amended the minimum net revenue covenant in the Amended and Restated Credit Agreement. See "Note 8 - Long-Term Debt." The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict. An extended duration of the COVID-19 pandemic could continue to negatively impact sales of AMZEEQ, and any future sales of ZILXI, and have a material adverse effect on the Company's liquidity, as well as the Company's ability to remain in compliance with the minimum net revenue covenants contained in the Company's loan documents.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
a.Basis of Presentation
The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position, results of operations, cash flow and statement of stockholders' equity for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.
These unaudited interim condensed consolidated financial statements should be read in conjunction with Foamix’s audited consolidated financial statements for the year ended December 31, 2019, included in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission ("SEC") on May 7, 2020, and the Company's unaudited consolidated financial statements included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020.
The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020.
b.Principles of Consolidation

The consolidated financial statements include the accounts of Menlo and its subsidiaries. Intercompany balances and transactions, including profits from intercompany sales not yet realized outside the Company, have been eliminated upon consolidation.
c.Use of Estimates
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
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which the pandemic impacts worldwide macroeconomic conditions, including interest rates, employment rates and health insurance coverage; the speed of the anticipated recovery; and governmental and business reactions to the pandemic. For the three and six months ended June 30, 2020, the Company's product sales for AMZEEQ were negatively impacted by office closures due to the pandemic. In addition, the Company further assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, impairments of long-lived assets and revenue recognition. The Company recorded impairments of goodwill and certain indefinite-lived intangible assets; however, these were unrelated to the impact of COVID-19 (See "Note 3 - Business Combination" for more information). The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
d.Business Acquisition
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
When estimating fair value, depending on the nature and complexity of the asset or liability, the Company may use one or all of the following techniques:
•Income approach, which is based on the present value of a future stream of net cash flows.
•Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities.
•Cost approach, which is based on the cost to acquire or construct comparable assets, less an allowance for functional and/or economic obsolescence.
Our fair value methodologies depend on the following types of inputs:
•Quoted prices for identical assets or liabilities in active markets (Level 1 inputs).

•Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are directly or indirectly observable, or inputs that are derived principally from, or corroborated by, observable market data by correlation or other means (Level 2 inputs).
•Unobservable inputs that reflect estimates and assumptions (Level 3 inputs).
A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions.
Asset Impairment
The Company reviews all of its long-lived assets for impairment indicators throughout the year. Impairment testing is performed for indefinite-lived intangible assets annually (or sooner if warranted) and for all other long-lived assets whenever impairment indicators are present. When necessary, the Company records charges for impairments of long-lived assets for the amount by which the fair value is less than the carrying value of these assets.
e.Revenue Recognition
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
The Company’s net product revenues through June 30, 2020 were generated through sales of AMZEEQ, which was approved by the FDA in October 2019 and was commercially launched in the United States in January 2020. Product revenue is recorded net of distribution fees, trade discounts, allowances, rebates, copay program coupons, chargebacks, estimated returns and other incentives. These reserves are classified as either reductions of accounts receivable or as current liabilities. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer mix. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. See “Note 4 – Revenue Recognition” for more information.
On April 23, 2020, the Company announced that it entered into a license agreement with Cutia for AMZEEQ as well as certain of the Company's other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved in the U.S., FCD105 in the Greater China territory. The Company will supply the finished licensed products to Cutia for clinical and commercial use. The Company will receive an upfront cash payment of $10.0 million ($6.0 million received in the three months ended June 30, 2020) and will be eligible to receive an additional $1.0 million payment upon the receipt of marketing approval in China of the first licensed product. The Company will also receive royalties on net sales of any licensed products. The license is determined to be a distinct performance obligation of the arrangement, therefore the Company recognizes the revenues from the upfront license fee when the license is transferred to the licensee and the licensee is able to use and benefit from the license. See "Note 4 - Revenue Recognition" for more information.
f.Allowance for credit losses
An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and provisions for doubtful accounts. Provisions for doubtful accounts were not material for the three and six months ended June 30, 2020.
g.Derivative instruments
The Company recognizes all derivative instruments as either assets or liabilities in the unaudited condensed consolidated balance sheet at their respective fair values. All gains and losses associated with derivatives are reported as a finance expense (income) in the accompanying condensed consolidated statements of operations.
h.Fair value measurement
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
i.Loss per share
The calculation of the weighted-average number of common stock outstanding during the period in which the reverse merger occurs was based on:
a.The number of common stock outstanding from the beginning of that period to the merge date was computed on the basis of the weighted-average number of common stock of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement
b.The number of common outstanding common stock outstanding from the merge date to the end of that period was the actual number of common stock of the legal acquirer (the accounting acquiree) outstanding during that period.
The basic and diluted loss per share for each comparative period before the acquisition date presented in the consolidated financial statements following the reverse merger was calculated by dividing (a) by (b):
a.The loss of the legal acquiree attributable to common stockholders in each of those periods.
b.The legal acquiree's historical weighted-average number of common stock outstanding multiplied by the exchange ratio established in the merge agreement
Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of Ordinary shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common stock and of common stock equivalents outstanding when dilutive. Common stock equivalents include outstanding stock options and warrants which are included under the treasury share method when dilutive.
The following average stock options, restricted stock units (“RSUs”), warrants and incremental shares to be issued under the employee stock purchase plan (“ESPP”) were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Three months ended June 30		Six months ended June 30,
	2020	2019	2020	2019
Outstanding stock options, RSUs and shares under the ESPP	14,975,385	11,037,802	12,082,037	10,576,229
Warrants	1,893,032	—	1,272,336	—
In addition to the above, the CSR was excluded from the calculation of the diluted net loss per share because its effect would have been anti-dilutive for the periods presented. On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The conversion of the CSR also affected the Exchange Ratio of the pre-Merger Foamix equity awards and warrants outstanding as of March 9, 2020. See "Note 3 - Business Combination" for more information.
j.Newly issued and recently adopted accounting pronouncements
Recent Accounting Guidance Issued:
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2020-4, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (ASU 2020-4), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-4 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-4 are optional and are effective from March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-4 on its consolidated financial statements.
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
On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Accordingly, on

April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The CSR conversion resulted in the issuance and delivery of 74,544,413 shares of Menlo common stock underlying the CSRs. Following the delivery, pre-Merger Foamix shareholders and pre-Merger Menlo stockholders owned approximately 82% and 18% of post-Merger Menlo, respectively, each calculated on a fully diluted basis.
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
During the six months ended June 30, 2020, the Company incurred transaction costs of approximately $11.7 million, which are recorded in the consolidated statements of operations and comprehensive income. This amount includes $8.1 million of severance benefits for employees terminated after the Effective Date. The total transaction costs and other non-recurring costs related to the Merger were $21.8 million.
Purchase Price
The following is the Merger Consideration (as defined in the Merger Agreement) was transferred to effect the Merger:

(in thousands)	Total
Deemed (for accounting purposes only) issuance of Foamix shares to Menlo stockholders	$123,757
Deemed (for accounting purposes only) conversion of Menlo equity awards	7,322
Total consideration*	$131,079
* This amount reflects total consideration prior to reduction in respect of the CSRs (which had a fair value of $19.6 million as of the Merger Date) that were issued to Foamix shareholders and that reduced the Menlo stockholders’ relative ownership in the combined company. If the effect of the CSRs is included, the total consideration deemed paid by Foamix, as the accounting acquirer, to Menlo stockholders and equity award holders in the Merger would be reduced to approximately $111.4 million, as shown in the purchase price allocation table below.
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
Purchase Price Allocation
The Company completed its analysis of the allocation of the purchase price to the fair values of assets acquired and liabilities assumed as follows:

(in thousands)	March 9, 2020
Cash and cash equivalents	$38,641
Investment in marketable securities	22,703
Prepaid expenses and other current assets	1,581
In-process research and development	50,300
Goodwill	4,045
Total assets	117,270
Current liabilities	(5,827)
Total liabilities	(5,827)
Estimated purchase price*	$111,443
* Reflects reduction in the purchase price deemed paid to Menlo stockholders in the Merger on the assumption that the CSRs, in an aggregate value of $19.6 million, convert into additional shares of the combined company for the Foamix shareholders, thereby resulting in a lower percentage of the combined company’s outstanding shares being owned by Menlo stockholders following the Merger.
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

(in thousands)	March 9, 2020
Purchase price	$111,443
Less: fair value of net assets acquired, including other identifiable intangibles	(107,398)
Goodwill	$4,045
On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. The Company does not intend to pursue the development of serlopitant. As such, the Company recorded a full impairment charge of $4.0 million related to goodwill in its unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020.
In-Process Research and Development (“IPR&D")
The IPR&D recognized relates to Menlo’s once-daily oral serlopitant for the treatment of pruritus (itch) associated with PN that has not reached technological feasibility as follows:

(in thousands)
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

On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. The Company does not intend to pursue the development of serlopitant. As such, the Company recorded a full impairment charge of $50.3 million related to the IPR&D asset in its unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020.
CSR
The CSR was issued pursuant to the CSR Agreement, dated as of March 9, 2020, by and between Menlo and American Stock Transfer & Trust Company, LLC, and represented the non-transferable contractual right to receive shares of common stock of Menlo depending on the results of Menlo’s Phase III PN Trials. The Company recognized a liability of $19.6 million in the unaudited condensed consolidated balance sheet as of March 31, 2020. The liability was measured at fair value and categorized as level 3 as of the acquisition date in accordance with ASC 805-31-25-5 and subsequently at each reporting date thereafter. The fair value of the CSR was estimated as the incremental value that Foamix would be able to achieve on a probability weighted basis assuming three different potential probabilities of the following scenarios: (a) serlopitant significance was achieved in both Phase III PN Trials (b) serlopitant significance was achieved in only one Phase III PN Trial and (c) serlopitant significance was not achieved or was not determined on or before May 31, 2020.
On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Accordingly, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The CSR conversion resulted in the issuance and delivery of 74,544,413 shares of Menlo common stock underlying the CSRs. Following the delivery pre-Merger Foamix shareholders and pre-Merger Menlo stockholders own approximately 82% and 18% of post-Merger Menlo, respectively, each calculated on a fully diluted basis. The conversion of the CSR also affected the Exchange Ratio of the pre-Merger Foamix equity awards and warrants outstanding as of March 9, 2020 and increased the awards available for grant under the Company's equity plan.
The contingent consideration associated with the CSR was recognized and measured at fair value as of the acquisition date in accordance with ASC 805-30-25-5. An acquirer's obligation to pay contingent consideration should be classified as a liability or equity in accordance with ASC 480, Distinguishing Liabilities from Equity, ASC 815 Derivatives and Hedging, and other applicable U.S. GAAP. The contingent consideration associated with the CSR was initially measured at fair value and will subsequently be measured at fair value at each reporting date. The CSR was classified as a liability, as it is settled by issuing a variable number of the Company's common stock. On April 6, 2020, the Company recorded $84.7 million of expense in its unaudited condensed consolidated statements of operations and comprehensive loss to remeasure the CSR liability in its consolidated balance sheet to its fair value of $104.4 million (calculated based on 74,544,413 shares issued and a share price of $1.40 on April 6, 2020) and then settled in connection with the issuance of shares.
Pro Forma
The actual Menlo net loss included in the Company’s consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2020 (for the period from the March 9, 2020, the Effective Date, through June 30, 2020, which are not indicative of the results to be expected for a full year) and the supplemental unaudited pro forma revenue and net loss of the combined entity had the acquisition been completed on January 1, 2019 are as follows:
Actual Menlo results of operations included in the condensed consolidated statement of operation for the three and six months ended June 30, 2020:

(in thousands)	Three months ended June 30, 2020	Six months ended June 30, 2020
	(Unaudited)
Revenues	$—	$—
Loss attributable to Menlo	$7,594	$19,637

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(in thousands, except per share data)	(Unaudited)		(Unaudited)
SUPPLEMENTAL PRO FORMA COMBINED RESULTS OF OPERATIONS:
Revenues	$11,688	$—	$13,438	$308
Net loss	$167,441	$35,470	$205,082	$69,547
Loss per share - basic and diluted	$1.21	$0.59	$1.23	$1.16

Adjustments to the supplemental pro forma combined results of operations, included in the above, are as follows:
Transaction costs	$—	$—	$(14,931)	$—
Acceleration of stock based compensation	—	—	(7,199)	—
Total Adjustments	$—	$—	$(22,130)	$—
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
NOTE 4 – REVENUE RECOGNITION
Product Sales
Product revenues for the three and six months ended June 30, 2020 were generated from sales of AMZEEQ which was commercially launched in the United States in January 2020. The Company’s customers include a limited number of national and select regional distributors. These distributors subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. Net product revenue is typically recognized when distributors obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of product to the distributors. For the three months ended June 30, 2020, three distributors accounted for 42%, 43% and 15% of product revenue, respectively. For the six months ended June 30, 2020, three distributors accounted for 46%, 39% and 14% of product revenue, respectively.
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
Provisions for distribution fees, trade discounts and chargebacks are reflected as a reduction to Trade receivables, net on the condensed consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within Accrued expenses on the condensed consolidated balance sheet. Provisions for revenue reserves described below reduced product revenues by $5.9 million and $14.1 million for the three and six months ended June 30, 2020, respectively.
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
License Revenues
On April 23, 2020, the Company announced that it entered into a license agreement with Cutia for AMZEEQ as well as certain of the Company's other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved in the U.S., FCD105 in the Greater China territory. The Company will supply the finished licensed products to Cutia for clinical and commerical use. Outside of the license transferred, the Company does not have any additional performance obligations under the arrangement. In exchange for the license, the Company will receive an upfront cash payment of $10.0 million ($6.0 million received in the three months ended June 30, 2020) and will be eligible to receive an additional $1.0 million payment upon the receipt of marketing approval in China of the first licensed product. The license is considered functional IP as the licensee is able to use and benefit from the license without the continued involvement of the Company. The Company recorded $10.0 million of license revenue in the three and six months ended June 30, 2020. The Company will also receive royalties on net sales of any licensed products, such royalties will be recognized in the period the sales or usage occurs under the royalties sales-and usage based exception. The Company has not recorded revenue related to the $1.0 million payment due upon receipt of marketing approval for the licensed product as such amount is constrained under the variable consideration guidance under ASC 606, Revenue from Contracts with Customers.
Contract Assets and Contract Liabilities
The Company did not have any contract assets (unbilled receivables) related to product sales as of June 30, 2020, as customer invoicing generally occurs before or at the time of revenue recognition. The Company has a $4.0 million receivable, recorded as an Other receivable on the consolidated balance sheet, due from Cutia as of June 30, 2020 which is expected to be paid in Q3 2020. The Company did not have any contract liabilities as of June 30, 2020, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
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
Royalty Revenues
The Company is entitled to royalty payments with respect to sales of a product developed by a customer in collaboration with the Company. Revenues in the amount of $0.2 million were recorded during the three and six months ending

June 30, 2020 and revenues in the amount of $0.3 million were recorded during the six months ending June 30, 2019. There was no revenue for the three months ending June 30, 2019.
NOTE 5 - FAIR VALUE MEASUREMENT
The Company’s assets and liabilities that are measured at fair value as of June 30, 2020 and December 31, 2019, are classified in the tables below in one of the three categories described in note 2H above:

	June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Marketable securities(1)	$591	$2,018	$—	$2,609

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Marketable securities(1)	$1,020	$15,660	$—	$16,680
(1)The Company’s debt securities are traded in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Accordingly, these assets are categorized as Level 2.
Foreign exchange risk management
Occasionally, the Company purchases and writes non-functional currency options in order to hedge the currency exposure on the Company’s cash flow. The currency hedged items are denominated in New Israeli Shekels (“NIS”). The purchasing and writing of options is part of a comprehensive currency hedging strategy with respect to salary and rent expenses denominated in NIS. These transactions are at zero cost for periods of up to one year. The counterparties to the derivatives are major banks in Israel. As of June 30, 2020, there were no hedged amounts.
As of June 30, 2020, the Company has a lien in the amount of $0.3 million on the Company’s marketable securities and a lien in the amount $0.3 million on the Company’s checking account, in respect of bank guarantees granted in order to secure the hedging transactions.
NOTE 6 - MARKETABLE SECURITIES
Marketable securities as of June 30, 2020, and December 31, 2019 consist mainly of debt and mutual funds securities. The debt securities are classified as available-for-sale and are recorded at fair value. Changes in fair value, net of taxes (if applicable), are reflected in other comprehensive loss. Realized gains and losses on sales of the securities, as well as premium or discount amortization, are included in the consolidated statement of operations as finance income or expenses.
Equity securities with readily determinable fair value are measured at fair value. The changes in the fair value of equity investments are recognized through finance (income) expense in the condensed consolidated statements of operations.
The following table sets forth the Company’s marketable securities:

	June 30	December 31
(in thousands)	2020	2019
Israeli mutual funds	$591	$1,020
Certificates of deposit	—	151
U.S Government	—	6,031
U.S Treasury bills	—	9,478
Corporate notes	2,018	—
Total	$2,609	$16,680
As of June 30, 2020 and December 31, 2019 the fair value, cost and gross unrealized holding gains and losses of the debt marketable securities owned by the Company were as follows:

	June 30, 2020
(in thousands)	Fair value	Cost or amortized cost	Gross unrealized holding losses	Gross unrealized holding gains
Corporate notes	2,018	2,018	—	—
Total	$2,018	$2,018	$—	$—

	December 31, 2019
(in thousands)	Fair value	Cost or amortized cost	Gross unrealized holding loss	Gross unrealized holding gains
Certificates of deposit	$151	$151	$—	$—
U.S Government and agency bonds	6,031	6,030	—	1
U.S Treasury bills	9,478	9,475	—	3
Total	$15,660	$15,656	$—	$4
The Company has considered factors regarding other than temporary impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2020 and December 31, 2019.
As of June 30, 2020, and December 31, 2019 all of the Company’s debt securities were due within one year.
During the six months ended June 30, 2020 and June 30, 2019 the Company received aggregate proceeds of $36.4 million and $33.0 million, respectively, upon sale and maturity of marketable securities.
As of June 30, 2020, and December 31, 2019, the Company’s restricted marketable securities were $0.4 million and $0.4 million, respectively, due to a lien in respect of bank guarantees granted to secure hedging transaction and the Company’s rent agreements. See “Note 5- Fair Value Measurement” and “Note 10-Operating Lease” for more information.
NOTE 7 – INVENTORY
Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis by product. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. The Company commenced capitalizing inventory for AMZEEQ upon FDA approval of AMZEEQ on October 18, 2019 and ZILXI on May 29, 2020. The Company periodically reviews its inventory levels and, if necessary, writes down inventory that is expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that fails to meet commercial sale specifications, with a corresponding charge to cost of goods sold. There were no inventory write-downs during the three and six months ended June 30, 2020.
The following table sets forth the Company’s inventory:

	June 30	December 31
(in thousands)	2020	2019
Raw materials	$3,387	$500
Work-in-process	954	—
Finished goods	1,460	856
Total	$5,801	$1,356
NOTE 8 - LONG-TERM DEBT
On July 29, 2019 (the “Closing Date”) the Company secured up to $50 million in debt under a credit agreement “the Credit Agreement”) from two of its current shareholders, who are considered related parties (the “lenders”) and entered into a Securities Purchase Agreement with one of the lenders for gross proceeds of approximately $14 million, before deducting offering expenses (see “Note 9- Share Capital” for more information). On March 9, 2020, the Company entered into an Amended and Restated Credit Agreement and Guaranty (the “Amended and Restated Credit Agreement”), whereby the Company has guaranteed the indebtedness obligation of Foamix Pharmaceuticals Inc. and granted a first priority security interest in substantially all of our assets for the benefit of the lenders. The Amended and Restated Credit Agreement provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million, of which $35.0 million was drawn as June 30, 2020 and December 31, 2019.

Under the Amended and Restated Credit Agreement, the debt comprises of three tranches: (a) $15 million funded at closing (the “Tranche 1 Loan”), (b) $20 million funded on December 17, 2019 (the “Tranche 2 Loan”) and (c) up to $15 million available after the closing date and prior to September 30, 2020 (the “Tranche 3 Loan”). The Tranche 2 Loan was borrowed following the FDA’s approval of the Company’s NDA for AMZEEQ (formerly known as FMX101) and listing of AMZEEQ in the FDA’s “Orange Book,” in addition to maintaining its arrangements with a third party for the commercial supply and manufacture of AMZEEQ. The Company shall be permitted to borrow the Tranche 3 Loan only following the achievement of certain revenue targets prior to September 30, 2020. Subject to any acceleration as provided in the Credit Agreement, including upon an event of default (as defined in the Amended and Restated Credit Agreement), the credit facility will mature on July 29, 2024 and bear interest equal to the sum of (A) 8.25% (subject to increase in accordance with the terms of the Credit Agreement) plus (B) the greater of (x) the one-month LIBOR as of the second business day immediately preceding the first day of the calendar month or the date of borrowing (if such loan is not outstanding as of the first day of the calendar month), as applicable, and (y) 2.75%. A fee in an amount equal to 1.0% of the aggregate principal amount of all loans made on any given borrowing date shall be payable to the lenders.
The Amended and Restated Credit Agreement contains certain financial covenants, including that the Company at all times after the date of FDA approval of AMZEEQ maintain a minimum aggregate compensating cash balance of $2.5 million.
In addition, as a result of the negative impact on the Company's product sales of AMZEEQ due to the COVID-19 pandemic, the parties entered into Amendment No. 1 to Amended and Restated Credit Agreement (the "Amendment") on August 5, 2020. The Amendment provides for a covenant "holiday" with respect to the minimum net revenue covenant such that the compliance with such covenant will commence with the fiscal quarter ending on December 31, 2020, rather than September 30, 2020. Accordingly, as of the last day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2020, the Company must generate consolidated net product revenue for the trailing 12-month period in amounts set forth in the Amendment, which range from $6.0 million for the fiscal quarter ending December 31, 2020 to $97.0 million for the fiscal quarter ending June 30, 2024. The Amendment does not modify any of the conditions precedent to borrowing the Tranche 3 Loan, as described above and as set forth in the Amended and Restated Credit Agreement. See "Note 12 - Subsequent Events."
As of June 30, 2020, the Company is in compliance with all covenants, including maintaining a minimum aggregate compensating cash balance as mentioned above. In the event where the Company fails to observe or perform any of the financial covenants the lenders may, by notice to the Company, declare the Term Loans then outstanding to be due and payable in whole, together with accrued interest and a Prepayment Premium (as defined in the Amended and Restated Credit Agreement ). Additionally, the Company will continue to monitor ongoing developments in connection with the COVID-19 pandemic, which may have an adverse impact on the Company’s commercial prospects, projected cash position and ability to remain in compliance with these covenants.
Under the Amended and Restated Credit Agreement, there are no required payments of principal amounts until July 2023. Afterwards, the Company will pay 1.5% of the aggregate principal amount each month. The outstanding amount will be paid in full on July 2024.
In addition, on the Closing Date, Foamix issued to the lenders warrants to purchase up to an aggregate of 1,100,000 of its ordinary shares, at an exercise price of $2.09 per share (the “Warrant”), which represents the five-day volume weighted average price of the ordinary shares as of the trading day immediately prior to the Closing Date. Following the Merger, the Warrants were exchanged, based on the Exchange Ratio, to 651,640 of the Company’s common stock, and adjusted the exercise price to $3.53 (See “Note 3 – Business Combinations” for more information relating to subsequent adjustment of warrant following the Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106)). Payment of the exercise price will be made, at the option of the lender, either in cash or as a reduction of common stock issuable upon exercise of the Warrant, with an aggregate fair value equal to the aggregate exercise price ("cashless exercise"), or any combination of the foregoing. The Warrants were exercisable immediately following the closing of the Credit Agreement and are due to expire on July 29, 2026. Any Warrants left outstanding will be cashless exercised on the Warrants' expiration date, if in the money. The Warrants issued were classified as equity in accordance with ASC 815-40. Proceeds received under the Tranche 1 Loan were allocated to the Warrants and the Tranche 1 Loan on a relative fair value basis.
The Company incurred offering expenses of $1.1 million in connection with transactions contemplated by the Credit Agreement and the Securities Purchase Agreement, which were allocated to the Warrants, shares and debt consistently with the allocation of proceeds. The Company incurred additional expenses in the amount of $0.3 million from the borrowing of Tranche 2 Loan, allocated only to the debt.
Debt issuance costs are recorded on the consolidated balance sheet as a reduction of liabilities.

Amounts allocated to the debt, net of issuance cost, are subsequently recognized at amortized cost using the effective interest method.
The fair value of the debt as of June 30, 2020 was $35.8 million and is categorized as Level 3. The valuation was performed by applying the income approach, under which the contractual present value method was used. The estimation of risk adjusted discount curve was based on public information reported in the financial statements of publicly traded venture lending companies.
During the three months ended June 30, 2020 the company recorded interest expense of $1.0 million and $0.1 million relating to the interest and discount cost, respectively. During the six months ended June 30, 2020 the company recorded interest expense of $1.9 million and $0.2 million relating to the interest and discount cost, respectively.
NOTE 9 – SHARE CAPITAL
Preferred stock
As of June 30, 2020, the Company's Certificate of Incorporation, as amended, authorizes the Company to issue 20,000,000 of shares of $0.0001 par value preferred stock. There were no shares of preferred stock issued and outstanding as of June 30, 2020 and December 31, 2019.
Shares of preferred stock may be issued from time to time in one or more series. The voting powers (if any), preferences and relative, participating, optional or other special rights, and the qualifications, limitations and restrictions of any series of preferred stock will be set forth in a Certificate of Designation filed pursuant to the Delaware General Corporation Law, as determined by the Company's Board of Directors.
Common stock
As of June 30, 2020, the Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 300,000,000 shares of $0.0001 par value common stock. See Note 12—Subsequent Events.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding. The Company has never declared any dividends on common stock.
Issuance of stock
On July 29, 2019, pursuant to the Credit Agreement and Securities Purchase Agreement, Foamix issued and sold, in a registered offering, an aggregate of 6,542,057 ordinary shares at a purchase price of $2.14 per share, later exchanged to 3,875,514 Menlo common stock at the closing of the Merger. The aggregate gross proceeds of approximately $14 million, before deducting issuance costs allocated as described in Note 8-Long Term Debt, in the amount of $0.3 million.
Pursuant to the completion of the merger, on March 9, 2020, the Company issued 36,550,335 shares to Foamix shareholders. On April 6, 2020, pursuant to the terms of the CSR Agreement, the Company issued 74,544,413 shares to Foamix shareholders.
On June 9, 2020, the Company completed an underwritten public offering of 31,107,500 shares of common stock at a price to the public of $1.85 per share. The net proceeds of the offering were approximately $53.6 million, after deducting underwriting discounts and commissions and other offering expenses.
Warrants
In addition to the Credit Agreement signed on July 29, 2019, on the Closing Date, Foamix issued to the lender Warrants to purchase up to an aggregate of 1,100,000 of its ordinary shares, later exchanged to 1,980,660 of Menlo’s common stock. Upon the closing of the Merger, each Warrant received one CSR as described in Note 3- Business Combinations. The warrants were exercisable immediately following the closing of the Credit Agreement and are due to expire on July 29, 2026. Any Warrants left outstanding will be cashless exercised on the Warrants’ expiration date, if in the money.
The exchange of Warrants from Foamix warrants to Menlo warrants and the additional CSR, was accounted for as a modification, by analogy, from the modification’s guidance under ASC 260-10-S99-2. The Company assessed the significance of the modification of the Warrants by comparing the fair value of the Warrants immediately before and after the amendments. In its assessment, it also considered additional qualitative factors. The Company concluded that the change of terms was not significant. Therefore, the incremental fair value, in the amount of $41,000, of the modified Warrants over the original ones (as of modification date) was recognized in retained earnings as deemed dividend to the Warrants holders in the six months ended June 30, 2020.
Share-based compensation
Equity incentive plans:
Upon closing of the Merger, the company adopted Foamix’s 2019 Equity incentive plan (the “2019 Plan”). As of June 30, 2020, 2,849,843 shares remain issuable under the 2019 Plan. In addition, the Company adopted the 2018 Omnibus Incentive Plan (the "2018 Plan"), effective January 2018. Pursuant to the terms of the 2018 Plan in January 2020, the 2018 share reserve automatically increased by 976,105 shares of common stock issuable. As of June 30, 2020, 2,184,769 shares remain issuable under the 2018 Plan.
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
As of June 30, 2020, 9,371,258 shares remain available for grant under the ESPP.
During the six months ended June 30, 2020, 61,031 Foamix ordinary shares, later exchanged to 109,892 Menlo common stock, were issued to the employees.
Options and RSUs granted to employees and directors:
In the six months ended June 30, 2020 and 2019, the Company granted options and RSU as follows:

	Six months ended June 30, 2020
	Award amount*	Exercise price range*	Vesting period	Expiration
Employees and Directors:
Options	4,782,444	$1.95-$3.13	1 year -4 years	10 years
RSUs	2,589,710	—	1 year -4 years	—

	Six months ended June 30, 2019
	Award amount*	Exercise price range*	Vesting period	Expiration
Employees and Directors:
Options	2,299,899	$1.48-$2.12	1 year -4 years	10 years
RSUs	748,337	—	1 year -4 years	—
* All amounts and exercise prices for pre-Merge grants are presented following the exchange to Menlo options and RSUs at the Exchange Ratio described in Note 3-Business Combination.
The fair value of options and RSUs granted to employees and directors during the six months ended June 30, 2020, and the six months ended June 30, 2019 was $11.4 million and $3.7 million, respectively.
The fair value of RSUs granted is based on the share price on the grant date.
The fair value of options granted was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Six months ended June 30
	2020	2019
Dividend yield	0%	0%
Expected volatility	60.44%-69.83%	60.40%-61.40%
Risk-free interest rate	0.44%-1.26%	2.20%-2.62%
Expected term	6 years	6 years
Pursuant to the Merger, all outstanding options and RSUs granted by Foamix were exchanged to stock options and RSUs of Menlo’s common stock according to the Exchange Ratio. In addition, for each option and RSU the holder received a CSR as described in Note 3- Business Combination. This transaction was considered by the company to be a modification under ASC 718, Compensation - Stock Compensation. The modification did not affect the remaining requisite service period. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded incremental compensation expense of $60,000 related to the modification in the consolidated statement of operations for the three months ended March 31, 2020. As described in Note 3 - Business Combination, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The conversion was considered by the company to be a modification under ASC 718. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded incremental compensation of $9.3 million for the three and six months ended June 30, 2020. As of June 30, 2020 there is $6.6 million of unrecognized incremental compensation expense related to the modification which will primarily be amortized using a graded vesting method over the next 2 years.
Awards granted to options and RSU holders who are no longer employed or providing services to the Company are accounted for in accordance with ASC 815-40, Derivatives and Hedging. Under this guidance, the awards are classified as a derivative liability because the award no longer exchanges a fixed amount of cash for a fixed number of shares. Accordingly, as of March 9, 2020 the Company reclassified $1.6 million from additional paid-in capital to derivative liability on the unaudited condensed consolidated balance sheet. Prior to the reclassification of these awards as a liability instrument, the Company recorded an incremental compensation expense of $0.6 million due to the above mentioned modification in accordance with ASC 718. Subsequent to the reclassification of these awards as a liability instrument, the Company recorded incremental compensation expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2020, respectively. As described in Note 3 - Business Combination, on April 6, 2020, the Company announced that study MTI-105 and study MTI-106 did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Accordingly, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. On April 6, 2020, the awards are exchangeable for a fixed amount of cash for a fixed number of shares and were remeasured to fair value and reclassified from derivative liability to additional paid-in capital.
Prior to the Merger, Menlo recognized all expenses relating to awards outstanding as of the Effective Date. These awards were subject to acceleration upon the change of control per the previous Menlo stock option plan.
The following table illustrates the effect of share-based compensation on the statements of operations:

	Three months ended June 30		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Research and development expenses	$3,050	$384	$3,566	$738
Selling, general and administrative	7,718	1,004	8,961	1,599
Total	$10,768	$1,388	$12,527	$2,337
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
Pursuant to The Amendment of the lease on the Current Space, the Company recognized an additional right of use asset and liability in the amount of $0.7 million. The Additional Space was considered a new lease agreement and was recognized as a right of use asset and liability, in the amount of $0.3 million, on the Commencement Date.
The Company’s corporate offices in Redwood City, California are under lease through December 31, 2020 with a base rent of approximately $60,000 per month. Given the short-term nature of the remaining lease period, the combined company did not recognize a right-of-use asset and liability and expects to recognize the lease payments in its statements of operations and comprehensive loss on a straight-line basis over the remaining lease term.
The lease agreement for the research and development facility in Israel is linked to the Israeli consumer price index (“CPI”) and due to expire in December 2020.
Additionally, the Company has entered into operating lease agreements in connection with the leasing of vehicles. The lease periods are generally for three-year terms. To secure the terms of certain of the vehicle lease agreements, the Company has made prepayments to the leasing company, representing approximately 3 months of lease payments. These amounts have been recorded as part of the operating lease right-of-use assets.
Maturities of lease liabilities are as follows:

(in thousands)
2020	$1,267
2021	993
2022	768
2023	90
Total lease payments	3,118
Less imputed interest	565
Total lease liability	$2,553
As of June 30, 2020, the Company has a lien in the amount of $0.7 million on the Company’s cash and marketable securities in respect of bank guarantees granted in order to secure the lease agreements.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of June 30, 2020, no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.
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

The parties have mediated the consolidated lawsuit and reached a settlement, providing for payment to the class of plaintiffs in the amount of $9.5 million, the vast majority of which will be paid by the Company's insurance carriers, in return for a release of all claims against the defendants, including the Company and its current and former officers and directors. The settlement is subject to final documentation and Court approval. The Court preliminarily approved the settlement on April 24, 2020, and will consider whether to grant final approval of the settlement at a hearing scheduled for August 14, 2020. Menlo accrued for the remaining settlement amount that is not covered by insurance carriers as of December 31, 2019, which did not have a material impact on its financial statements.
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
NOTE 12 – SUBSEQUENT EVENTS

Reverse Stock Split Proposal
At the Company's annual meeting of stockholders held on August 3, 2020, the Company's stockholders voted to approve a proposal to adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect (a) a reverse stock split of the Company’s outstanding shares of common stock, at a reverse stock split ratio ranging from 1-for-2 shares to 1-for-7 shares, which may be determined by the Board at a later date, and (b) a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio. The exact timing for selection of the reverse stock split ratio and the effective date of the reverse stock split will be determined by the Board based upon its evaluation as to when such action will be most advantageous to the Company and its stockholders. The Board may delay or abandon the reverse stock split at any time prior to the effective time of the reverse stock split, if the Board determines that the reverse stock split is no longer in the best interests of the Company or its stockholders. The reverse stock split, if implemented, would become effective upon the filing of a charter amendment with the Delaware Secretary of State.
Amendment to Amended and Restated Credit Agreement

On August 5, 2020, the Company and the lenders entered into the Amendment. The Amendment provides for a covenant "holiday" with respect to the minimum net revenue covenant in the Amended and Restated Credit Agreement, such that the compliance with such covenant will commence with the fiscal quarter ending on December 31, 2020, rather than September 30, 2020. Accordingly, as of the last day of each fiscal quarter commencing on the fiscal quarter ending December 31, 2020, the Company must generate consolidated net product revenue for the trailing 12-month period in amounts set forth in the Amendment, which range from $6.0 million for the fiscal quarter ending December 31, 2020 to $97.0 million for the fiscal quarter ending June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019, our Current Report on Form 8-K/A filed with the SEC on May 7, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 11, 2020. In this Quarterly Report on Form 10-Q, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to Menlo Therapeutics Inc. after giving effect to the Merger.
Company Overview
We are a specialty pharmaceutical company focused on developing and commercializing proprietary therapies to address unmet needs in dermatology. On March 9, 2020, we combined with Foamix Pharmaceuticals Ltd. (“Foamix”). In January 2020, Foamix (now our wholly-owned subsidiary) launched AMZEEQ® (minocycline) topical foam, 4% (“AMZEEQ”), a once-daily topical antibiotic for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older. On May 28, 2020, the Food and Drug Administration (“FDA”) approved ZILXI™ (minocycline) topical foam, 1.5% (formerly FMX103, “ZILXI”), for the treatment of inflammatory lesions of rosacea in adults. AMZEEQ and ZILXI are the first topical minocycline products approved by the FDA and serve as a springboard for our potential commercialization of additional innovative products in dermatology.
AMZEEQ and ZILXI utilize our proprietary Molecule Stabilizing Technology™, or MST, that we also use in the development of our product candidate FCD105, a topical foam comprising minocycline and adapalene for the treatment of acne vulgaris. On June 2, 2020, we announced positive topline results from our Phase II clinical trial, Study FX2016-40, to evaluate the efficacy and safety of FCD105. Pending a successful development program, we intend to file a new drug application (“NDA”) for FCD105 under the 505(b)(2) regulatory pathway, which is the same regulatory pathway we have pursued for AMZEEQ and ZILXI.
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
Key Developments
Below is a summary of selected key developments affecting our business that have occurred since December 31, 2019:
•On November 10, 2019, the Company, Foamix and Giants Merger Subsidiary Ltd., a wholly-owned subsidiary of Menlo (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 4, 2019, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Foamix, with Foamix surviving as a wholly-owned subsidiary of Menlo (the “Merger”) on March 9, 2020. Foamix was deemed the “accounting acquirer” in the Merger and the Merger was accounted for as a reverse acquisition, with Foamix allocating the purchase price consideration to the tangible and intangible assets acquired and liabilities assumed from Menlo, and the excess purchase price recorded as goodwill. In accordance with reverse acquisition accounting, Foamix’s consolidated financial statements are deemed those of the predecessor entity.
•On March 9, 2020, we entered into an Amended and Restated Credit Agreement and Guaranty, whereby we have guaranteed the indebtedness obligation of Foamix Pharmaceuticals Inc. and granted a first priority security interest in substantially all of our assets for the benefit of the lenders. The Amended and Restated Credit Agreement provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million, of which $35.0 million was drawn as of December 31, 2019 and June 30, 2020. On August 5, 2020, the parties amended the minimum net revenue covenant contained in the Amended and Restated Credit Agreement and Guaranty as a result of the negative impact of the COVID-19 pandemic on the Company's product sales of AMZEEQ. See "Part II - Other Information - Part 5. Other Information."
•On March 24, 2020, we announced that Andrew Saik has joined the Company as our Chief Financial Officer and Treasurer.

•On April 2, 2020, we announced that we have entered into a settlement and license agreement to resolve the remaining pending patent litigation involving Finacea® foam.
•LEO Pharma A/S, or LEO, has remedied the supply chain issues related to Finacea foam that Foamix previously disclosed in April 2019 and has resumed commercial sales of Finacea foam.
•On April 6, 2020, we announced top line results from two Phase III clinical trials evaluating the safety and efficacy of once daily oral serlopitant for the treatment of pruritus (itch) associated with prurigo nodularis (PN), studies MTI-105 and MTI-106. Neither study met their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based on a 4-point improvement responder analysis. We currently do not intend to further pursue the development of serlopitant, other than to assess and explore opportunities, if any, to license out and or monetize other aspects of the serlopitant asset. As such, the Company recorded a full impairment charge related to the IPR&D and Goodwill assets of $50.3 million and $4.0 million, respectively, in its unaudited consolidated condensed statement of operations and comprehensive loss for the three and six months ending June 30, 2020.
•On April 23, 2020, we announced that we entered into a license agreement with Cutia Therapeutics (HK) Limited (“Cutia”) for AMZEEQ® (minocycline) topical foam, 4% as well as certain of our other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ® and, if approved in the U.S., FMX103 and FCD105 in the Greater China territory. Foamix will supply the finished licensed products to Cutia for clinical and commercial use. Foamix will receive an upfront cash payment of $10 million and will be eligible to receive an additional $1 million payment upon the receipt of marketing approval in China of the first licensed product. Foamix will also receive royalties on net sales of any licensed products.
•During the first quarter of 2020, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, that began in China spread throughout the globe. There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our patients, employees, suppliers, vendors, business partners and distribution channels. For the three and six months ended June 30, 2020, the Company's product sales from AMZEEQ were negatively impacted due to office closures as a result of the pandemic. We are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties, including duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. An extended duration of the pandemic could have a material adverse effect on our product sales for AMZEEQ, and any future sales of ZILXI. In addition, any prolonged material disruption of the Company’s employees, suppliers, manufacturing, or customers could further materially negatively impact our consolidated financial position, consolidated results of operations and consolidated cash flows. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary. See “Part II Other Information—Item 1A. Risk Factors—Risks Related to Our Business and Industry—We face risks related to health epidemics and other widespread outbreaks of contagious disease, including COVID-19, which have disrupted, and may continue to significantly disrupt, our operations and impact our financial results.”
•Following the receipt of the results of the Phase 3 clinical trials evaluating serlopitant for the treatment of PN and the impact of the COVID-19 pandemic, the Company has revised its operating plan to focus on the commercialization of AMZEEQ and its other topical minocycline product candidates. In addition, the revised operating plan reflects prudent resource prioritization and allocation management, including the rationalization of research and development spend to focus on existing product candidates.
•On May 28, 2020, the FDA approved ZILXI for the treatment of inflammatory lesions of rosacea in adults. ZILXI is the first minocycline product of any kind to be approved by the FDA for use in rosacea. We anticipate having ZILXI available for prescribing in the fourth quarter of 2020.
•On June 2, 2020, we announced positive results from a Phase II clinical trial evaluating the preliminary safety and efficacy of FCD105 (3% minocycline / 0.3% adapalene foam), the first ever topical minocycline-based combination product, for the treatment of moderate-to-severe acne vulgaris. Study FX2016-40 enrolled 447 patients in the United States who were randomized to either FCD105 foam, 3% minocycline foam, 0.3% adapalene foam, or vehicle foam. We have begun preparations to conduct an end-of-Phase II meeting with the FDA before the end of 2020.

•On June 9, 2020, we completed an underwritten public offering of 31,107,500 shares of common stock at a price to the public of $1.85 per share. The net proceeds of the offering were approximately $53.6 million, after deducting underwriting discounts and commissions and other offering expenses. We intend to use the net proceeds from this offering for (i) a Phase III clinical trial for FCD105 for the potential treatment of acne vulgaris, (ii) supporting the commercial launch of ZILXI, (iii) the continued development of our product candidates and (iv) the remainder, if any, for general corporate purposes.
Financial Overview
Our cash and cash equivalents and investments totaled $100.4 million as of June 30, 2020. We believe that our cash and cash equivalents and investments, projected cash flows from revenues and the funds that we are entitled to receive under our license agreement with Cutia, will provide sufficient resources for our current ongoing needs through at least the next twelve months from the issuance of these financial statements, though there may be need for additional financing activity as a result of the on-going COVID-19 pandemic and as we continue to grow. See “—Liquidity and Capital Resources” below.
We have incurred net losses since our inception. Until the first quarter of 2020, when we commenced commercial operations, our business activities were primarily limited to developing product candidates, raising capital and performing research and development activities. As of June 30, 2020, we had an accumulated deficit of $518.3 million. We recorded net losses of $167.4 million and $19.0 million for the three months ended June 30, 2020 and 2019, respectively, and $207.7 million and $34.2 million for the six months ended June 30, 2020 and 2019, respectively.
Our capital resources and business efforts are largely focused on activities relating to the commercialization of AMZEEQ and ZILXI and advancing our product candidates and pipeline. We expect to continue to incur operating losses until our products generate adequate commercial revenue to reach profitability. If we do not successfully commercialize AMZEEQ, ZILXI or any current or future product candidates, if approved, we may be unable to generate adequate product revenues to achieve such profitability. We may be required to obtain further funding through debt or equity offerings or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or commercialization or manufacturing efforts. Additionally, we are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may have an adverse impact on our commercial prospects and projected cash position.
Components of Operating Results
Revenues
To date, we have generated limited revenues from sales of AMZEEQ, ZILXI or any of our other product candidates.
During 2019, we were engaged in pre-launch sales and marketing planning activities and other pre-commercialization efforts in order to support the commercialization of AMZEEQ in the United States. We received FDA approval for AMZEEQ on October 18, 2019, launched AMZEEQ in the United States in January 2020 and have generated product revenue of $3.2 million for the six months ended June 30, 2020. We expect to commercially launch ZILXI in the fourth quarter of 2020 and we will not commercially launch our other product candidates in the United States or generate any revenues from sales of any of our product candidates unless and until we obtain marketing approval. Our ability to generate revenues from sales will depend on the successful commercialization of our drug products AMZEEQ and ZILXI and any other product candidates.
Historically, we have generated revenues under development and license agreements including royalty payments in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer, which later assigned it to LEO. In the three months ended March 31, 2020, we did not receive or become entitled to any royalty payments due to the ongoing suspension of the manufacturing of Finacea by LEO, following inadequate supply of quality-compliant batches of the API used in such product. In April 2020, LEO informed us that it had reestablished the supply of Finacea foam and resumed commercial sale in the United States. In the three months ended June 30, 2020 we received royalties of $0.2 million.
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

Additionally, as described in “Key Developments,” on April 23, 2020, we announced that we entered into a licensing agreement with Cutia for AMZEEQ as well as certain of our other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ and, if approved in the U.S., FMX103 and FCD105 in the Greater China territory. Foamix will supply the finished licensed products to Cutia for clinical and commercial use. Foamix will receive an upfront cash payment of $10 million and will be eligible to receive an additional $1 million payment upon the receipt of marketing approval in China of the first licensed product. Foamix will also receive royalties on net sales of any licensed products. In the six months ended June 30, 2020 we recognized license revenue of $10.0 million.
Cost of Goods Sold
Cost of goods sold was $0.5 million for the six months ended June 30, 2020. There was no cost of goods sold in the six months ended June 30, 2019 because the revenues in that period consisted solely of royalties, which do not bear related cost of goods sold.
Our gross margin percentage of 85% was favorably impacted during the six months ended June 30, 2020 by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the six months ended June 30, 2020 was valued at cost, our gross margin for the period then ended would have been 81%.
Cost of goods sold expenses consist primarily of:
◦third party expenses incurred in manufacturing product for sale;
◦transportation costs incurred in shipping manufacturing materials between third parties.
◦other costs associated with delivery and manufacturing of product.
Operating Expenses
Research and Development Expenses
Our research and development expenses to date relate primarily to the development of AMZEEQ, ZILXI and FCD105. Our total research and development expenses for the six months ended June 30, 2020 and 2019 were approximately $29.1 million and $23.4 million, respectively. We charge all research and development expenses to operations as they are incurred.
Research and development expenses consist primarily of:
•employee-related expenses, including salaries, benefits and related expenses, including share-based compensation expenses;
◦expenses incurred under agreements with third parties, including subcontractors, suppliers and consultants that conduct regulatory activities, clinical trials and preclinical studies;
◦expenses incurred to acquire, develop and manufacture clinical trial materials;
◦facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs;
◦costs associated with the creation, development and protection of intellectual property;
◦other costs associated with preclinical and clinical activities and regulatory operations; and
•materials and manufacturing costs related to commercial production prior to FDA approval.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the six months ended June 30, 2020 and 2019 were approximately $51.9 million and $12.1 million, respectively. This increase was primarily associated with the expansion of our employee base, including sales force, to support the growth of our operations, severance expenses for Menlo employees, stock based compensation awards, merger expenses and sales and marketing expenses incurred in connection with the commercialization of AMZEEQ.

Our selling, general and administrative expenses consist principally of:
•employee-related expenses, including salaries, benefits and related expenses, including share-based compensation expenses;
•costs associated with selling, marketing and shipping and handling costs;
•legal and professional fees for auditors and other consulting expenses; and
•facility, information technology and depreciation expenses.
Financial Income and Expenses
Financial income primarily consist of gains from interest earned from our bank deposits, financial income on our marketable securities and a revaluation of our derivative liability. Financial expenses primarily consist of interest expense on our long-term debt.
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when AMZEEQ, ZILXI or any other product, if approved in the future, generates adequate revenues for us to reach profitability. As of December 31, 2019, we had federal and state net operating loss carryforwards of $165.8 million and $17.6 million, respectively, of which $44.3 million and $16.8 million of these carryforwards will begin to expire in 2031 for federal and state purposes, respectively. As of December 31, 2019, we had federal and state research and development tax credit carryforwards of $7.1 million and $2.1 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. As of December 31, 2019, Foamix had foreign NOL carryforwards of $224.4 million, which are available solely to offset taxable income of our foreign subsidiary, subject to any applicable limitations under foreign law and $27.3 million in federal and state NOLs with no limited period of use.
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
Results of Operations
Comparison of the Three-Month Periods Ended June 30, 2020 and 2019
Revenue
Revenues totaled $11.7 million for the three months ended June 30, 2020. There were no revenues for the three months ended June 30, 2019. For the three months ended June 30, 2020, $1.5 million revenues were generated from product sales of AMZEEQ, which was launched in January 2020, $10.0 million came from the upfront payment associated with the Cutia license agreement and $0.2 million of royalty revenue.
The lack of supply of Finacea resulted in no royalty revenues from the sale of Finacea for the three months ended March 31, 2020. In April 2020, LEO informed us that it had reestablished the supply of Finacea foam and resumed commercial sales in the United States. For the three months ended June 30, 2020 we recognized royalty revenue of $0.2 million, compared to $0.3 million for three months ended June 30, 2019.
The increase in license revenue for the three months ended June 30, 2020 as compared to license revenue for the three months ended June 30, 2019 is due to the upfront cash payment paid to us under the licensing agreement with Cutia for the sale and marketing of AMZEEQ in China.

As a result of the COVID-19 pandemic, we suspended the vast majority of our in-person interactions by our customer-facing professionals in healthcare settings and have engaged with these customers remotely as we seek to continue to support healthcare professionals and patient care. During the second quarter of 2020, we began limited in-person customer meetings and interactions in certain regions, consistent with local government mandates. However, during the three months ended June 30, 2020, the Company’s product sales for AMZEEQ were negatively impacted by office closures. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict. An extended duration of the COVID-19 pandemic could continue to negatively impact sales of AMZEEQ, and any future sales of ZILXI.
Cost of Goods Sold
Cost of goods sold was $0.2 million for the three months ended June 30, 2020. There was no cost of goods sold in the three months ended June 30, 2019 because the revenues in that period consisted solely of royalties, which do not bear related cost of goods sold.
Our gross margin percentage of 85% was favorably impacted during the three months ended June 30, 2020 by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the three months ended June 30, 2020 was valued at cost, our gross margin for the period then ended would have been 80%.
Research and Development Expenses
Our research and development expenses for the three months ended June 30, 2020 were $13.1 million, representing an increase of $0.6 million, or 4%, compared to $12.6 million for the three months ended June 30, 2019. Employee-related expenses increased by $4.5 million, of which $3.0 million related to stock based compensation. In addition, clinical and manufacturing costs related to serlopitant increased by $4.1 million which was acquired in the merger, offset by a decrease of $8.0 million related to clinical and manufacturing expenses for AMZEEQ and ZILXI.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2020 were $26.5 million, representing an increase of $19.7 million, or 289%, compared to $6.8 million for the three months ended June 30, 2019. Employee-related expenses increased by $11.9 million, consisting of $3.7 million primarily due to the expansion of our employee base, including sales force, to support the growth of our operations and $7.7 million of stock based compensation. We incurred $3.4 million expenses relating to the Merger included in selling, general and administrative expenses. Sales and marketing expenses increased by $4.4 million related to the commercialization of AMZEEQ.
Goodwill and in-process research & development impairments
Goodwill and in-process research & development impairments for the three months ended June 30, 2020 were $54.3 million. There were no impairments for the three months ended June 30, 2019. In the three months ended June 30, 2020, we recorded impairments of $4.0 million for Goodwill and $50.3 million for in process research and development due to the failed clinical trials for serlopitant for the treatment of prurigo nodularis.
CSR Remeasurement
Contingent Stock Right Remeasurement for the three months ended June 30, 2020 was $84.7 million. For the three months ended June 30, 2020 we incurred $84.7 million of expense due to the remeasurement of the CSR to fair value which was driven by the result of the failed serlopitant trials. At the time of the merger, Foamix and Menlo entered into a contingent stock right agreement that called for the issuance of additional Menlo common stock to legacy Foamix shareholders upon negative data from both phase III serlopitant trials. Since the trials did not meet the milestones outlined per the agreement, the contingent stock rights were remeasured during the three months ended June 30, 2020, resulting in an expense of $84.7 million.
Finance Income and Expenses
Finance expenses and income are as follows:

	Three months ended June 30
	2020	2019
	(in thousands of U.S. dollars)
Interest on bank deposits	$3	$(162)
Finance gains on derivative liabilities	(533)	—
Other income	8	—
Gain from marketable securities, net	(42)	(306)
Total income	(564)	(468)
Other expenses	16	5
Foreign exchange loss	—	97
Finance expenses on loans interest and discount	1,070	—
Total expenses	$1,086	$102
Income Taxes
Our tax benefit for the three months ended June 30, 2020 was $0.3 million. During the three months ended June 30, 2019 we had no tax expenses.
Net Loss
Our net loss for the three months ended June 30, 2020 was $167.4 million, as compared to $19.0 million for the three months ended June 30, 2019, representing an increase of $148.4 million, or 782%. The increase was primarily due to Goodwill impairment, In process research and development impairment, and Contingent Stock Right Remeasurement as a result of the failed clinical trials for serlopitant.
Comparison of the Six-Month Periods Ended June 30, 2020 and 2019
Revenue
Revenues totaled $13.4 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, $3.2 million of revenues were generated from product sales of AMZEEQ, which was launched in January 2020, $10.0 million of license revenue, and $0.2 million of royalty revenue. For the six months ended June 30, 2019, revenues consisted solely of royalty revenues.
The increase in license revenue for the six months ended June 30, 2020 as compared to license revenue for the six months ended June 30, 2019 is due to the upfront payment received under the Cutia license agreement for the marketing and sale of AMZEEQ in China.
As a result of the COVID-19 pandemic, we suspended the vast majority of our in-person interactions by our customer-facing professionals in healthcare settings and have engaged with these customers remotely as we seek to continue to support healthcare professionals and patient care. During the second quarter of 2020, we began limited in-person customer meetings and interactions in certain regions, consistent with local government mandates. However, during the six months ended June 30, 2020, the Company’s product sales for AMZEEQ were negatively impacted by office closures. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict. An extended duration of the COVID-19 pandemic could continue to negatively impact sales of AMZEEQ, and any future sales of ZILXI.
Cost of Goods Sold
Cost of goods sold was $0.5 million for the six months ended June 30, 2020. There was no cost of goods sold in the six months ended June 30, 2019 because the revenues in that period consisted solely of royalties, which do not bear related cost of goods sold.
Our gross margin percentage of 85% was favorably impacted during the six months ended June 30, 2020 by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the six months ended June 30, 2020 was valued at cost, our gross margin for the period then ended would have been 80%.
Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2020 were $29.1 million, representing an increase of $5.7 million, or 24%, compared to $23.4 million for the six months ended June 30, 2019. Employee-related expenses increased by $8.4 million, including $3.8 million related to severance expenses payable to Menlo employees, and stock based compensation of $3.6 million. In addition, clinical and manufacturing costs related to serlopitant increased by $7.4 million which was acquired in the Merger, offset by a decrease of $10.1 million related to clinical and manufacturing expenses for AMZEEQ and ZILXI.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the six months ended June 30, 2020 were $51.9 million, representing an increase of $39.7 million, or 327%, compared to $12.1 million for the six months ended June 30, 2019. Employee-related expenses increased by $13.9 million consisting of $9.6 million primarily due to the expansion of our employee base, including sales force, to support the growth of our operations and $4.3 million related to severance expenses payable to Menlo employees. We incurred $8.9 million of employee award stock compensation. Sales and marketing expenses increased by $9.3 million related to the commercialization of AMZEEQ. We incurred $7.7 million expenses relating to the merger included in selling, general and administrative expenses.
Goodwill and in-process research & development impairments
Goodwill and in-process research & development impairments for the six months ended June 30, 2020 were $54.3 million. There were no impairments for the six months ended June 30, 2019. In the six months ended June 30, 2020, we recorded impairments of $4.0 million for Goodwill and $50.3 million for in process research and development due to the failed clinical trials for serlopitant for the treatment of prurigo nodularis.
CSR Remeasurement
Contingent Stock Right Remeasurement for the six months ended June 30, 2020 was $84.7 million. For the six months ended June 30, 2020 we incurred $84.7 million of expense due to the remeasurement of the CSR to fair value which was driven by the result of the failed serlopitant trials. At the time of the merger, Foamix and Menlo entered into a contingent stock right agreement that called for the issuance of additional Menlo common stock to legacy Foamix shareholders upon negative data from both Phase III serlopitant trials. Since the trials did not meet the milestones outlined per the agreement, the contingent stock rights were remeasured during the six months ended June 30, 2020, resulting in an expense of $84.7 million.
Finance Income and Expenses
In the six months ended June 30, 2020 and 2019, our financial income was primarily attributable to gains from marketable securities, interest earned on our bank deposits and revaluation of our derivative liability. Our financial expenses included interest expense on our long-term debt.
Finance expenses and income are as follows:

	Six months ended June 30,
	2020	2019
	(in thousands of U.S. dollars)
Interest on bank deposits	$(29)	$(341)
Finance gains on derivative liabilities	(975)	—
Other income	(17)	—
Foreign exchange gains	(71)	—
Gain from marketable securities, net	(200)	(663)
Total income	(1,292)	(1,004)
Other expenses	21	9
Foreign exchange loss	—	125
Finance expenses on loans interest and discount	2,137	—
Total expenses	$2,158	$134
Income Taxes

Our tax benefit for the six months ended June 30, 2020 was $0.3 million, representing an increase of $0.1 million, or 47%, compared to $0.2 million for the six months ended June 30, 2019.
Net Loss
Our net loss for the six months ended June 30, 2020 was $207.7 million, as compared to $34.2 million for the six months ended June 30, 2019, representing an increase of $173.5 million, or 507%. The increase was primarily due to an increase in expenses incurred in connection with our commercial launch of AMZEEQ, Merger expenses and severance expenses for Menlo employees, Goodwill impairment, In process research and development impairment, and Contingent Stock Right Remeasurement.
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
As of June 30, 2020, we had cash, cash equivalents and investments of $100.4 million. Our cash, cash equivalents and investments are held in money market accounts and marketable securities.
Foamix Pharmaceuticals Inc., a Delaware corporation (the “Borrower”), Foamix and Menlo, each as a guarantor, the lenders party thereto, and Perceptive Credit Holdings II, LP, as administrative agent for the lenders, entered into an Amended and Restated Credit Agreement and Guaranty, dated as of March 9, 2020 (the “Credit Agreement”). We have guaranteed the indebtedness obligation of the Borrower under the Credit Agreement and in connection with the Credit Agreement also granted a first priority security interest in substantially all of our assets for the benefit of the lenders. The Credit Agreement provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million, and as of June 30, 2020, approximately $35.0 million was drawn under the Credit Agreement. The Borrower will be permitted to borrow an additional $15 million before September 30, 2020 provided that the Borrower achieves certain revenue targets set forth in the Credit Agreement.
We have incurred significant transaction-related expenses in connection with negotiating and completing the Merger. Transaction-related expenses, which include legal, accounting and financial advisor fees and other service provider costs, were approximately $21.8 million. We incurred $11.7 million of these costs during the six months ended June 30, 2020 in our statements of operations and comprehensive loss, and we do not expect to incur any additional significant costs relating to the Merger in future periods.
Prior to the Merger, the Company was focused on the development and commercialization of serlopitant for pruritic conditions. Following the receipt of the results of the Phase 3 clinical trials evaluating serlopitant for the treatment of PN and the impact of the COVID-19 pandemic, the Company has revised its operating plan to focus on the commercialization of AMZEEQ and its other topical minocycline product candidates. In addition, the revised operating plan reflects prudent resource prioritization and allocation management, including the rationalization of research and development spend to focus on existing product candidates.
We believe that our cash and cash equivalents and investments, projected cash flows from revenues and the funds that we are entitled to receive under our license agreement with Cutia, will provide sufficient resources for our current ongoing needs through at least the next twelve months from the issuance of these financial statements, though there may be need for additional financing activity as a result of the on-going COVID-19 pandemic and as we continue to grow. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
As a result of the COVID-19 pandemic, we suspended the vast majority of our in-person interactions by our customer-facing professionals in healthcare settings and have engaged with these customers remotely as we seek to continue to support healthcare professionals and patient care. During the second quarter of 2020, we began limited in-person customer meetings and interactions in certain regions, consistent with local government mandates. However, during the three and six months ended June 30, 2020, the Company’s product sales for AMZEEQ were negatively impacted by office closures. As a result of the negative impact on the Company's product sales, the Company and its lenders amended the minimum net revenue covenant in the Amended and Restated Credit Agreement. See "Part II—Other Information—Part 5. Other Information." The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict. An extended duration of the COVID-19 pandemic could continue to negatively impact sales of AMZEEQ, and any future sales of ZILXI, and have a material adverse effect on our liquidity.
Summary Statement of Cash Flows
The following table summarizes our statement of cash flows for the six months ended June 30, 2020 and 2019:

	Six months ended June 30
	2020	2019
	(in thousands of U.S. dollars)
Net cash (used in) / provided by:
Operating activities	$(88,070)	$(29,361)
Investing activities	87,105	40,512
Financing activities	$53,746	$18
Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Adjustments to net income for non-cash items mainly include depreciation and amortization, share-based compensation, goodwill and in-process research and development impairment, and contingent stock right remeasurement.
Net cash used in operating activities was $88.1 million in the six months ended June 30, 2020, compared to $29.4 million in the six months ended June 30, 2019. The increase was attributable primarily to the growth in operations and the Merger.
Cash Provided by Investing Activities
Net cash provided by investing activities was $87.1 million in the six months ended June 30, 2020, compared to $40.5 million in the six months ended June 30, 2019. The increase was attributable primarily to the cash acquired through the Merger.
Cash Provided by Financing Activities
There was $53.7 million provided by financing activities in the six months ended June 30, 2020, compared to $18,000 in the six months ended June 30, 2019. The increase was attributable to proceeds from the offering of common stock in June 2020, along with the exercise of options and issuance of shares under our equity incentive plan.
Cash and Funding Sources
Our sources of liquidity in the six months ended June 30, 2020 consisted primarily of cash and investments acquired in the Merger, proceeds from an underwritten public offering of common stock completed in June 2020, sales of AMZEEQ and the portion of the upfront cash payment paid to us under the Cutia license.
Our sources of liquidity in the six months ended June 30, 2019 consisted mainly of proceeds from a share offering and payments from licensees.
We have no ongoing material financial commitments (such as lines of credit) that may affect our liquidity over the next five years other than our commitments under the Credit Agreement.
Funding Requirements
Our present and future funding requirements will depend on many factors, including, inter alia:
•the amount of revenues, if any, we may derive either directly or in the form of royalty payments from future sales of our drug products AMZEEQ and ZILXI and any other pipeline product that is commercialized;
•selling, marketing and patent-related activities undertaken in connection with the commercialization of AMZEEQ, ZILXI and any other product candidates, as well as costs involved in the development of an effective sales and marketing organization;
•the progress, timing and completion of preclinical testing and clinical trials for pipeline product candidates;

•the time and costs involved in obtaining regulatory approval for our other pipeline product candidates and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to any of these product candidates;
•the efforts necessary to institute post-approval regulatory compliance requirements for AMZEEQ and ZILXI;
•the number of potential new products we identify and decide to develop; and
•the costs involved in filing and prosecuting patent applications and obtaining, maintaining and enforcing patents or defending against claims or infringements raised by third parties, and license royalties or other amounts we may be required to pay to obtain rights to third party intellectual property rights.
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
COVID-19
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which the pandemic impacts worldwide macroeconomic conditions, including interest rates, employment rates and health insurance coverage; the speed of the anticipated recovery; and governmental and business reactions to the pandemic. For the three and six months ended June 30, 2020, the Company’s product sales for AMZEEQ were negatively impacted by office closures due to the pandemic. In addition, the Company further assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, impairments of long-lived assets and revenue recognition. The Company recorded impairments of goodwill and certain indefinite-lived intangibles; however, these impairments were unrelated to the impact of COVID-19 (See “Note 3 – Business Combination” for more information). The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
When estimating fair value, depending on the nature and complexity of the asset or liability, we may use one or all of the following techniques:
•Income approach, which is based on the present value of a future stream of net cash flows.
•Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities.
•Cost approach, which is based on the cost to acquire or construct comparable assets, less an allowance for functional and/or economic obsolescence.
Our fair value methodologies depend on the following types of inputs:

•Quoted prices for identical assets or liabilities in active markets (Level 1 inputs).
•Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are directly or indirectly observable, or inputs that are derived principally from, or corroborated by, observable market data by correlation or other means (Level 2 inputs).
•Unobservable inputs that reflect estimates and assumptions (Level 3 inputs).
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
Indemnification
As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2020 and December 31, 2019.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the six months ended June 30, 2020 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The parties have mediated the consolidated lawsuit and reached a settlement, providing for payment to the class of plaintiffs in the amount of $9.5 million, the vast majority of which will be paid by the Company's insurance carriers, in return for a release of all claims against the defendants, including the Company and its current and former officers and directors. The settlement is subject to final documentation and Court approval. The Court preliminarily approved the settlement on April 24, 2020, and will consider whether to grant final approval of the settlement at a hearing scheduled for August 14, 2020. Menlo accrued for the remaining settlement amount that is not covered by insurance carriers as of December 31, 2019, which did not have a material impact on its financial statements.
1A. Risk Factors.
Our business is subject to various risks and uncertainties, including those described below, that we believe apply to our business and the industry in which we operate. You should carefully consider these risks, as well as the other information in our Annual Report on Form 10-K, the Current Report on Form 8-K/A filed with the SEC on May 7, 2020, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020, and this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.
We face risks related to health epidemics and other widespread outbreaks of contagious disease, including COVID-19, which have disrupted, and may continue to significantly disrupt, our operations and impact our financial results.
In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. As of July 2020, that outbreak has led to numerous confirmed cases worldwide, including in the United States and other countries where we or our business partners conduct operations. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, including our own operations. For example, our product sales for AMZEEQ during the three and six months ended June 30, 2020 were negatively impacted by office closures as a result of the pandemic. The future progression of the outbreak and its effects on our business and operations are uncertain. Many patients have chosen not to visit or contact their healthcare providers which has limited new patient access and conversion. In response to the outbreak, we have taken certain steps to safeguard our employees, healthcare professionals and our other partners. For example, our sales force and marketing team were removed from the field and adopted remote and virtual sales activities, including tele-detailing, web-based speaker programs and virtual product education sessions, in order to meet patients’ needs. During the second quarter of 2020, certain members of our sales force have resumed in-person meetings with healthcare professionals while taking appropriate precautions in locations that have eased restrictions. However, as a precautionary measure, such sales representatives are still prohibited from engaging in certain activities that were available before the pandemic. No assurance can be made that these sales tactics will be as effective as those used prior to the outbreak of COVID-19 or when the remainder of our sales force will be redeployed. If the activities of our sales force continue to be disrupted or such tele-detailing and virtual-based tactics are not accepted by healthcare professionals, we may continue to generate less revenue than expected which would have a material adverse effect on our financial results as well as hinder our ability to satisfy certain covenants contained in our Credit Agreement, which have been amended as of August 5, 2020. See "Item 5. Other Information" for additional discussion regarding the amendment to the Credit Agreement. In addition, if the pandemic persists for an extended duration, no assurance can be made that the Company will be able to further amend the revenue covenants in the Credit Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 5, 2020, the Company, Foamix, Foamix Pharmaceuticals Inc., the lenders party thereto, and Perceptive Credit Holdings II, LP, as administrative agent to the lenders, amended the existing Amended and Restated Credit Agreement and Guaranty, dated as of March 9, 2020, pursuant to that certain Amendment No. 1 to Amended and Restated Credit Agreement and Guaranty (the “Amendment”). The Amendment provides for a covenant "holiday" with respect to the minimum net revenue covenant contained in the Amended and Restated Credit Agreement, such that the compliance with such covenant will commence with the fiscal quarter ending on December 31, 2020, rather than September 30, 2020. Accordingly, as of the last day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2020, the Company must generate consolidated net product revenue for the trailing 12-month period in amounts set forth in the Amendment, which range from $6.0 million for the fiscal quarter ending December 31, 2020 to $97.0 million for the fiscal quarter ending June 30, 2024. The parties entered into the Amendment following an analysis of the negative impact of the COVID-19 pandemic on the Company’s product sales of AMZEEQ for the three and six months ended June 30, 2020.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2.

Item 6.  Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	1/29/2018	3.1

3.2	Amended and Restated Bylaws.	10-Q	5/11/2020	3.2

10.1*	License Agreement, dated as of April 21, 2020, by and between Foamix Pharmaceuticals Ltd. and Cutia Therapeutics (HK) Limited.				X
10.2
Amendment No. 1 to Amended and Restated Credit Agreement and Guaranty, dated August 5, 2020, by and among Menlo Therapeutics Inc., Foamix Pharmaceuticals Ltd., Foamix Pharmaceuticals Inc., the lenders party thereto and Perceptive Credit Holdings II, LP as administrative agent.
X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of Menlo Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included within Exhibit 101 attachments)
_______________________________________________________
# Indicates management contract or compensatory plan.
* Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
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
Dated: August 6, 2020

Menlo Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Andrew Saik
Andrew Saik Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)