Form 10-Q
period 2020-09-30
VYNE Therapeutics Inc.
filed 2020-11-05
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___.
Commission file number 001-38356
VYNE THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Delaware	45-3757789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
520 U.S. Highway 22, Suite 204
Bridgewater, New Jersey 08807
(Address of principal executive offices including zip code)
(800) 755-7936
(Registrant’s telephone number, including area code)

Menlo Therapeutics Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	VYNE	The Nasdaq Stock Market LLC
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
Yes  ☐ No  ☒
As of October 30, 2020, there were 167,878,646 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

Explanatory Note
On September 4, 2020, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change our corporate name from "Menlo Therapeutics Inc." to “VYNE Therapeutics Inc.” (the "Company"). In addition, the Company's ticker symbol for its common stock traded on the Nasdaq Global Select Market was changed from "MNLO" to "VYNE" and was assigned a new CUSIP of 92941V 100. The Company's common stock began trading under the new name, ticker and CUSIP on September 8, 2020.
Descriptions of transactions that occurred prior to changing our corporate name refer to Menlo Therapeutics Inc.
Forward-Looking Statements
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
The following factors, among others, including those described in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, could cause our future results to differ materially from those expressed in the forward-looking information:
•our ability to successfully commercialize AMZEEQ® and ZILXI™ and our other product candidates, if approved;
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
•our ability to achieve favorable pricing for AMZEEQ, ZILXI and our product candidates, if approved;
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

•our expectations regarding the commercial supply of AMZEEQ, ZILXI and our product candidates;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q as well as our other filings made with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	September 30	December 31
	2020	2019
A s s e t s
CURRENT ASSETS:

Cash and cash equivalents	$72,956	$43,759
Restricted cash	855	825
Short-term bank deposits	—	12,102
Investment in marketable securities (Note 6)	3,046	16,246
Restricted investment in marketable securities (Note 6)	—	434
Trade receivables, net of allowances	11,189	135
Prepaid and other assets	3,466	1,557
Inventory (Note 7)	6,650	1,356
TOTAL CURRENT ASSETS	98,162	76,414

NON-CURRENT ASSETS:

Property and equipment, net	2,744	2,885
Operating lease right-of-use assets (Note 10)	2,191	1,694
Prepaid and other assets	4,586	166
TOTAL NON-CURRENT ASSETS	9,521	4,745

TOTAL ASSETS	$107,683	$81,159
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	September 30	December 31
	2020	2019
Liabilities and shareholders’ equity
CURRENT LIABILITIES:

Trade payables	$4,622	$19,352
Accrued expenses (Note 4)	12,132	3,381
Employee related obligations	5,294	5,231
Operating lease liabilities (Note 10)	1,098	1,092
Other	46	270
TOTAL CURRENT LIABILITIES	23,192	29,326

LONG-TERM LIABILITIES:

Liability for employee severance benefits	409	424
Operating lease liabilities (Note 10)	1,092	653
Long-term debt (Note 8)	33,017	32,725
Other liabilities	457	456
TOTAL LONG-TERM LIABILITIES	34,975	34,258
TOTAL LIABILITIES	58,167	63,584
COMMITMENTS AND CONTINGENCIES (Note 11)	—	—
STOCKHOLDERS' EQUITY:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock: $0.0001 par value; 300,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 167,859,461 and 36,480,314 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	17	3
Additional paid-in capital	592,514	328,154
Accumulated deficit	(543,015)	(310,587)
Accumulated other comprehensive income	—	5
TOTAL SHAREHOLDERS' EQUITY	49,516	17,575
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,683	$81,159
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
REVENUES (Note 4)
Product sales	$2,863	$—	$6,096	$—
License revenues	—	—	10,000	—
Royalty revenues	406	—	611	308
TOTAL REVENUES	3,269	—	16,707	308
EXPENSES
Cost of goods sold	371	—	858	—
Research and development	6,623	12,452	35,695	35,856
Selling, general and administrative	19,766	10,747	71,640	22,894
Goodwill and in-process research & development impairments	—	—	54,345	—
Contingent Stock Right Remeasurement	—	—	84,726	—
TOTAL EXPENSES	26,760	23,199	247,264	58,750
OPERATING LOSS	23,491	23,199	230,557	58,442
FINANCE INCOME	(4)	(381)	(1,218)	(1,385)
FINANCE EXPENSES	1,226	343	3,306	477
LOSS BEFORE INCOME TAX	24,713	23,161	232,645	57,534
INCOME TAX	1	—	(258)	(176)
NET LOSS FOR THE PERIOD	$24,714	$23,161	$232,387	$57,358

LOSS PER SHARE BASIC AND DILUTED	$0.15	$0.23	$1.99	$0.59

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE IN THOUSANDS	167,737	100,805	116,530	97,989
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands)
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
NET LOSS	$24,714	$23,161	$232,387	$57,358
OTHER COMPREHENSIVE LOSS (INCOME):
Net unrealized gains from marketable securities	(2)	(1)	(1)	(41)
Losses on marketable securities reclassified into net loss	2	—	6	—
Net unrealized gains on derivative financial instruments	—	(1)	—	(3)
TOTAL OTHER COMPREHENSIVE (INCOME) LOSS	—	(2)	5	(44)
TOTAL COMPREHENSIVE LOSS	$24,714	$23,159	$232,392	$57,314
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Total
	Number of Shares	Amounts	Amounts
BALANCE AT JANUARY 1, 2019	97,864,663	$10	$307,624	$(215,409)	$(43)	$92,182
CHANGES DURING THE PERIOD:
Comprehensive (loss) income	—	—	—	(57,358)	44	(57,314)
Issuance of ordinary shares and warrants, net of $359 issuance costs	11,779,628	1	15,010	—	—	15,011
Exercise of options and vesting of restricted stock units	410,339	—	44	—	—	44
Stock-based compensation	—	—	3,606	—	—	3,606
BALANCE AT SEPTEMBER 30, 2019	110,054,630	$11	$326,284	$(272,767)	$1	$53,529

BALANCE AT JANUARY 1, 2020	36,480,314	$3	$328,154	$(310,587)	$5	$17,575
CHANGES DURING THE PERIOD:
Comprehensive loss	—	—	—	(232,387)	(5)	(232,392)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	1,207,650	—	342	—	—	342
Stock-based compensation	—	—	15,147	—	—	15,147
Deemed dividend to warrants holders due to warrant modification	—	—	41	(41)	—	—
Classification of stock awards to derivative liability	—	—	(975)	—	—	(975)
Issuance of Ordinary Shares through a public offering, net of $3,903 issuance costs	31,107,500	3	53,646	—	—	53,649
Issuance of stock related to merger	99,063,997	11	196,159	—	—	196,170
BALANCE AT SEPTEMBER 30, 2020	167,859,461	$17	$592,514	$(543,015)	$—	$49,516
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Total
	Number of Shares	Amounts	Amounts
BALANCE AT JULY 1, 2019	98,053,418	$10	$309,979	$(249,606)	$(1)	$60,382
CHANGES DURING THE PERIOD:
Comprehensive (loss) income	—	—	—	(23,161)	2	(23,159)
Issuance of ordinary shares and warrants, net of $359 issuance costs	11,779,628	1	15,010	—	—	15,011
Exercise of options and vesting of restricted stock units	221,584	—	26	—	—	26
Stock-based compensation	—	—	1,269	—	—	1,269
BALANCE AT SEPTEMBER 30, 2019	110,054,630	$11	$326,284	$(272,767)	$1	$53,529

BALANCE AT JULY 1, 2020	167,683,814	$17	$589,812	$(518,301)	$—	$71,528
CHANGES DURING THE PERIOD:
Comprehensive loss	—	—	—	(24,714)	—	(24,714)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	175,647	—	82	—	—	82
Stock-based compensation	—	—	2,620	—	—	2,620
BALANCE AT SEPTEMBER 30, 2020	167,859,461	$17	$592,514	$(543,015)	$—	$49,516
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Nine months ended September 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$232,387	$57,358
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254	256
Goodwill and in-process research & development impairments	54,345	—
Contingent stock right remeasurement	84,726	—
Loss from disposal and sale of fixed assets	—	7
Changes in marketable securities and bank deposits, net	(142)	(269)
Changes in accrued liability for employee severance benefits, net of retirement fund profit	(15)	52
Stock-based compensation	15,147	3,606
Non-cash finance (income) expenses, net	(727)	85
Changes in operating assets and liabilities, net of effects of businesses acquired:
(Increase) decrease in trade receivables, prepaid and other assets	(11,383)	1,086
Increase in other non-current assets	(4,430)	(124)
(Decrease) increase in accounts payable and accruals	(11,801)	1,511
Increase in inventory	(5,294)	—
Net cash used in operating activities	(111,707)	(51,148)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(113)	(861)
Proceeds from sale of fixed assets	—	24
Investment in marketable securities	—	(48,001)
Cash acquired through merger	38,641	—
Proceeds from sale and maturity of marketable securities	48,577	84,673
Net cash provided by investing activities	87,105	35,835
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to issuance of ordinary shares through offerings, net of issuance costs	53,646	13,714
Proceeds from debt financing and issuance of warrants, net of issuance costs	—	14,196
Proceeds related to issuance of stock for stock-based compensation arrangements, net	182	44
Net cash provided by financing activities	53,828	27,954
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	29,226	12,641
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1	25
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	44,584	28,118
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$73,811	$40,784
Cash and cash equivalents	$72,956	$40,534
Restricted cash	855	250
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$73,811	$40,784
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS -
Cashless exercise of warrants and restricted stock units	*	$7
Issuance of shares under employee stock purchase plan	$163	$—
Additions to operating lease right of use assets	$1,120	$1,193
Additions to operating lease liabilities	$1,120	$1,175

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest received	$232	$1,125
Interest paid	$2,936	$289

Fair value of assets acquired	$117,270	$—
Less liabilities assumed	5,827	—

Net acquired (See “Note 3- Business combination”)	111,443	—
Less cash acquired	38,641	—
Merger net of cash acquired	$72,802	$—
*Represents an amount less than one thousand
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE Therapeutics Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS
On September 4, 2020, we changed our corporate name from "Menlo Therapeutics Inc." ("Menlo") to “VYNE Therapeutics Inc.” (the “Company,” “VYNE” or the “combined company”) and changed our ticker symbol on the Nasdaq Global Select Market from "MNLO" to "VYNE." VYNE is a specialty pharmaceutical company focused on developing and commercializing proprietary, innovative and differentiated therapies in dermatology and beyond. The Company is a Delaware corporation, has its principal executive offices in Bridgewater, New Jersey and operates as one business segment.
Reverse Merger
On November 10, 2019, Menlo, Foamix Pharmaceuticals Ltd. (“Foamix”) and Giants Merger Subsidiary Ltd. (“Merger Sub”), a wholly-owned subsidiary of Menlo, entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 4, 2019, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Foamix, with Foamix surviving as a wholly-owned subsidiary of Menlo (the “Merger”) on March 9, 2020 (the “Effective Date”).
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
Products, Product Candidates and Licenses
Prior to the Merger, in January 2020, Foamix launched AMZEEQ® (minocycline) topical foam, 4% (“AMZEEQ”), a once-daily topical antibiotic for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older. On May 28, 2020, the U.S. Food and Drug Administration (the "FDA") approved ZILXI™ (minocycline) topical foam, 1.5% (formerly FMX103, "ZILXI"), for the treatment of inflammatory lesions of rosacea in adults. ZILXI became available in pharmacies nationwide on October 1, 2020. AMZEEQ and ZILXI are the first topical minocycline products approved by the FDA for any condition.
AMZEEQ and ZILXI utilize the Company’s proprietary Molecule Stabilizing Technology (MST)™ that is also being used in the development of the Company’s product candidate FCD105, a topical foam comprising minocycline and adapalene for the treatment of acne vulgaris. On June 2, 2020, the Company announced positive results from a Phase II clinical trial evaluating the preliminary safety and efficacy of FCD105 (3% minocycline / 0.3% adapalene foam), the first ever topical minocycline-based combination product, for the treatment of moderate-to-severe acne vulgaris. The Company has scheduled an end-of-Phase 2 meeting with the FDA in the fourth quarter of 2020.
Additionally, the Company was developing serlopitant, a small molecule inhibitor of the neurokinin 1 receptor, or NK1-R, given as a once-daily, oral tablet, for the treatment of pruritus, or itch, associated with various conditions including prurigo nodularis, or PN. On April 6, 2020, the Company announced top line results from two Phase III clinical trials evaluating the safety and efficacy of once-daily oral serlopitant for the treatment of pruritus (itch) associated with PN, studies MTI-105 and MTI-106. Neither study met their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based on a 4-point improvement responder analysis. The Company does not currently intend to further pursue the development of serlopitant. As a result, in the second quarter of 2020, the Company recorded a full impairment charge related to the IPR&D and Goodwill assets in its unaudited condensed consolidated statement of operations and comprehensive loss. See "Note 3 - Business Combination" for more information.
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
Liquidity and Capital Resources

The Company launched AMZEEQ in the United States in January 2020 and commenced generating product revenues in the first quarter of 2020. The Company’s activities prior to the commercial launch of AMZEEQ had primarily consisted of developing product candidates, raising capital and performing research and development activities. Since inception, the Company has incurred losses and negative cash flows from operations. For the nine months ended September 30, 2020, the Company incurred a net loss of $232.4 million and used $111.7 million of cash in operations. As of September 30, 2020, the Company had cash, cash equivalents and investments of $76.9 million and an accumulated deficit of $543.0 million.
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
Prior to the Merger, the Company was focused on the development and commercialization of serlopitant. Following the receipt of the results of the Phase 3 clinical trials evaluating serlopitant for the treatment of PN and the impact of the COVID-19 pandemic, the Company revised its operating plan to focus on the commercialization of AMZEEQ, ZILXI and its current product candidates. The Company does not currently intend to further pursue the development of serlopitant. In addition, the revised operating plan reflects prudent resource prioritization and allocation management, including the rationalization of research and development spend to focus on existing product candidates.
The Company believes that its existing cash, cash equivalents and investments as of September 30, 2020 and projected cash flows from revenues will provide sufficient resources to fund its current ongoing needs through December 31, 2021. However, the Company may seek additional financing in order to achieve its longer-term strategic plans.
In the first quarter of 2020, as a result of the COVID-19 pandemic, the Company suspended the vast majority of its in-person interactions by its customer-facing professionals in healthcare settings and engaged with customers remotely in an effort to continue to support healthcare professionals and patient care under unprecedented circumstances. During the second quarter of 2020, the Company began limited in-person customer meetings and interactions in certain regions, consistent with local government mandates. During this period, the Company's product sales for AMZEEQ were negatively impacted by office closures. On August 5, 2020, the Company and its lenders amended the minimum net revenue covenant in the Amended and Restated Credit Agreement. See "Note 8 - Long-Term Debt." While the Company’s product sales for AMZEEQ experienced a modest recovery during the three months ended September 30, 2020, circumstances surrounding the COVID-19 pandemic have negatively impacted our ability to execute our commercial strategy with respect to AMZEEQ. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and will continue to evolve with geographical re-openings and virus waves. An extended duration of the COVID-19 pandemic could continue to negatively impact sales of AMZEEQ, and any future sales of ZILXI, and have a material adverse effect on the Company's liquidity, as well as the Company's ability to remain in compliance with the minimum net revenue covenants contained in the Company's loan documents.
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
These unaudited interim condensed consolidated financial statements should be read in conjunction with Foamix’s audited consolidated financial statements for the year ended December 31, 2019, included in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission ("SEC") on May 7, 2020, and the Company's unaudited consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, filed with the SEC on May 11, 2020 and August 6, 2020, respectively.
The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020.

b.Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.
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
The extent to which the COVID-19 pandemic impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the pandemic; the extent to which patients and our sales representatives are able to access healthcare provider offices; the impact on worldwide macroeconomic conditions, including interest rates, employment rates and health insurance coverage; the speed of the anticipated recovery; and governmental and business reactions to the pandemic. While the Company’s product sales for AMZEEQ have experienced a modest recovery during the three months ended September 30, 2020, our sales of AMZEEQ were negatively impacted by office closures due to the pandemic during the six months ended June 30, 2020. No assurance can be given that such office closures will not occur again in future periods, and if such closures do occur, or any other circumstance arises such that patients or our sales representatives are restricted in their ability to connect with healthcare providers, our product sales would be negatively impacted. In addition, the Company further assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, impairments of long-lived assets and revenue recognition. The Company recorded impairments of goodwill and certain indefinite-lived intangible assets; however, these were unrelated to the impact of COVID-19 (See "Note 3 - Business Combination" for more information). The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
The Company’s net product revenues through September 30, 2020 were primarily generated through sales of AMZEEQ, which was approved by the FDA in October 2019 and was commercially launched in the United States in January 2020. Product revenue is recorded net of distribution fees, trade discounts, allowances, rebates, copay program coupons, chargebacks, estimated returns and other incentives. These reserves are classified as either reductions of accounts receivable or as current liabilities. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer mix. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. See “Note 4 – Revenue Recognition” for more information.

On April 23, 2020, the Company announced that it entered into a license agreement with Cutia for AMZEEQ as well as certain of the Company's other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved in the U.S., FCD105 in the Greater China territory. The Company will supply the finished licensed products to Cutia for clinical and commercial use. The Company received an upfront cash payment of $10.0 million ($4.0 million received in the three months ended September 30, 2020 and $6.0 million received in the three months ended June 30, 2020) and will be eligible to receive an additional $1.0 million payment upon the receipt of marketing approval in China of the first licensed product. The Company will also receive royalties on net sales of any licensed products. The license is determined to be a distinct performance obligation of the arrangement, therefore the Company recognizes the revenues from the upfront license fee when the license is transferred to the licensee and the licensee is able to use and benefit from the license. See "Note 4 - Revenue Recognition" for more information.
f.Allowance for credit losses
An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and provisions for doubtful accounts. Provisions for doubtful accounts were not material for the three and nine months ended September 30, 2020.
g.Derivative instruments
The Company recognizes all derivative instruments as either assets or liabilities in the unaudited condensed consolidated balance sheet at their respective fair values. All gains and losses associated with derivatives are reported as a finance expense (income) in the accompanying condensed consolidated statements of operations. As of September 30, 2020, the Company had no derivative instruments.
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
The following average stock options, restricted stock units (“RSUs”), warrants and incremental shares to be issued under the employee stock purchase plan (“ESPP”) were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Outstanding stock options, RSUs and shares under the ESPP	20,765,196	11,488,993	15,024,198	10,903,631
Warrants	1,980,660	1,371,225	1,510,168	457,075
In addition to the above, the CSR was excluded from the calculation of the diluted net loss per share because its effect would have been anti-dilutive for the periods presented. On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective exchange ratio (the "Exchange Ratio") in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The conversion of the CSR also affected the Exchange Ratio of the pre-Merger Foamix equity awards and warrants outstanding as of March 9, 2020. See "Note 3 - Business Combination" for more information.
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
NOTE 3 – BUSINESS COMBINATION
On November 10, 2019, Menlo entered into the Merger Agreement with Foamix, and Merger Sub, a direct and wholly-owned Israeli subsidiary of Menlo. On March 9, 2020, the Merger was completed and Foamix is now a wholly-owned subsidiary of the Company.
On the Effective Date, each ordinary share of Foamix was exchanged for 0.5924 shares of common stock of Menlo. In addition, on the Effective Date, Foamix shareholders received one contingent stock right (a “CSR”) for each Foamix ordinary share held by them. The CSRs were issued pursuant to the Contingent Stock Rights Agreement (the “CSR Agreement”), dated as of March 9, 2020, by and between Menlo and American Stock Transfer & Trust Company, LLC, and represented the non-transferable contractual right to receive shares of common stock of Menlo depending on the results of Menlo’s phase III clinical trials evaluating the safety and efficacy of once daily oral serlopitant for the treatment of prurigo nodularis (the “Phase III PN Trials”).
On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Accordingly, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 additional shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The CSR conversion resulted in the issuance and delivery of 74,544,413 additional shares of Menlo common stock underlying the CSRs. Following the conversion of the CSRs, pre-Merger Foamix shareholders and pre-Merger Menlo stockholders owned approximately 82% and 18% of post-Merger Menlo, respectively, each calculated on a fully diluted basis.
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
During the nine months ended September 30, 2020, the Company incurred transaction costs of approximately $11.7 million, which are recorded in the consolidated statements of operations and comprehensive income. This amount includes $8.1 million of severance benefits for employees terminated after the Effective Date. The total transaction costs and other non-recurring costs related to the Merger were $21.8 million.
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
On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. The Company does not intend to further pursue the development of serlopitant. As such, the Company recorded a full impairment charge of $4.0 million related to goodwill in its unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2020. There was no impairment charge in the three months ended September 30, 2020.
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

On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. The Company does not intend to further pursue the development of serlopitant. As such, the Company recorded a full impairment charge of $50.3 million related to the IPR&D asset in its unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2020. There was no impairment charge in the three months ended September 30, 2020.
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
On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Accordingly, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 additional shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The CSR conversion resulted in the issuance and delivery of 74,544,413 additional shares of Menlo common stock underlying the CSRs. Following the conversion of the CSRs, pre-Merger Foamix shareholders and pre-Merger Menlo stockholders own approximately 82% and 18% of post-Merger Menlo, respectively, each calculated on a fully diluted basis. The conversion of the CSR also affected the Exchange Ratio of the pre-Merger Foamix equity awards and warrants outstanding as of March 9, 2020 and increased the awards available for grant under the Company's equity plan.
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
Pro Forma
The actual Menlo net loss included in the Company’s consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2020 (for the period from the March 9, 2020, the Effective Date, through September 30, 2020, which are not indicative of the results to be expected for a full year) and the supplemental unaudited pro forma revenue and net loss of the combined entity had the acquisition been completed on January 1, 2019 are as follows:
Actual Menlo results of operations included in the condensed consolidated statement of operation for the three and nine months ended September 30, 2020:

(in thousands)	Three months ended September 30, 2020	Nine months ended September 30, 2020
	(Unaudited)
Revenues	$—	$—
Loss attributable to Menlo	$4,100	$23,737

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(in thousands, except per share data)	(Unaudited)		(Unaudited)
SUPPLEMENTAL PRO FORMA COMBINED RESULTS OF OPERATIONS:
Revenues	$3,269	$—	$16,707	$308
Net loss	$24,912	$40,016	$229,994	$109,563
Loss per share - basic and diluted	$0.15	$0.66	$1.88	$1.82

Adjustments to the supplemental pro forma combined results of operations, included in the above, are as follows:
Transaction costs	$—	$—	$(14,931)	$—
Acceleration of stock based compensation	—	—	(7,199)	—
Total Adjustments	$—	$—	$(22,130)	$—
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
NOTE 4 – REVENUE RECOGNITION
Product Sales
Product revenues for the three and nine months ended September 30, 2020 were primarily generated from sales of AMZEEQ which was commercially launched in the United States in January 2020. ZILXI became available in pharmacies nationwide on October 1, 2020 and therefore the Company did not generate any revenue from sales of ZILXI during the period. The Company’s customers include a limited number of national and select regional distributors. These distributors subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. Net product revenue is typically recognized when distributors obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of product to the distributors. For the three months ended September 30, 2020, three distributors accounted for 41%, 43% and 16% of product revenue, respectively. For the nine months ended September 30, 2020, three distributors accounted for 43%, 41% and 15% of product revenue, respectively.
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
Provisions for distribution fees, trade discounts and chargebacks are reflected as a reduction to trade receivables, net on the condensed consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the condensed consolidated balance sheet. Provisions for revenue reserves described below reduced product revenues by $11.0 million and $25.1 million for the three and nine months ended September 30, 2020, respectively. The revenue reserve accrual at September 30, 2020 was $5.6 million reflected in accrued expense in the consolidated balance sheet.
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
License Revenues
On April 23, 2020, the Company announced that it entered into a license agreement with Cutia for AMZEEQ as well as certain of the Company's other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved in the U.S., FCD105 in the Greater China territory. The Company will supply the finished licensed products to Cutia for clinical and commercial use. Outside of the license transferred, the Company does not have any additional performance obligations under the arrangement. In exchange for the license, the Company received an upfront cash payment of $10.0 million ($4.0 million received in the three months ended September 30, 2020 and $6.0 million and received in the three months ended June 30, 2020) and will be eligible to receive an additional $1.0 million payment upon the receipt of marketing approval in China of the first licensed product. The license is considered functional IP as the licensee is able to use and benefit from the license without the continued involvement of the Company. The Company recorded $10.0 million of license revenue in the nine months ended September 30, 2020. There was no license revenue in the three months ended September 30, 2020. The Company will also receive royalties on net sales of any licensed products, such royalties will be recognized in the period the sales or usage occurs under the royalties sales-and usage based exception. The Company has not recorded revenue related to the $1.0 million payment due upon receipt of marketing approval for the licensed product as such amount is constrained under the variable consideration guidance under ASC 606, Revenue from Contracts with Customers.
Contract Assets and Contract Liabilities
The Company did not have any contract assets (unbilled receivables) related to product sales or as of September 30, 2020, as customer invoicing generally occurs before or at the time of revenue recognition. The Company received a $4.0 million payment from Cutia related to its license agreement in the three months ended September 30, 2020. The Company did not have any contract assets (unbilled receivables) related to its license revenues as of September 30, 2020.
The Company did not have any contract liabilities as of September 30, 2020, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
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
Royalty Revenues
The Company is entitled to royalty payments with respect to sales of a product developed by a customer in collaboration with the Company. Revenues in the amount of $0.4 million and $0.6 million were recorded during the three and nine months ending September 30, 2020, respectively, and revenues in the amount of $0.3 million were recorded during the nine months ending September 30, 2019. There was no revenue for the three months ending September 30, 2019.
NOTE 5 - FAIR VALUE MEASUREMENT
The Company’s assets and liabilities that are measured at fair value as of September 30, 2020 and December 31, 2019, are classified in the tables below in one of the three categories described in "Note 2 - Fair value measurement" above:

	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Marketable securities(1)	$1,027	$2,019	$—	$3,046

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Marketable securities(1)	$1,020	$15,660	$—	$16,680
(1)The Company’s debt securities are traded in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Accordingly, these assets are categorized as Level 2.
Foreign exchange risk management
Occasionally, the Company purchases and writes non-functional currency options in order to hedge the currency exposure on the Company’s cash flow. The currency hedged items are denominated in New Israeli Shekels (“NIS”). The purchasing and writing of options is part of a comprehensive currency hedging strategy with respect to salary and rent expenses denominated in NIS. These transactions are at zero cost for periods of up to one year. The counterparties to the derivatives are major banks in Israel. As of September 30, 2020, there were no hedged amounts.
As of September 30, 2020, the Company has a lien in the amount of $0.3 million on the Company’s checking account, in respect of bank guarantees granted in order to secure the hedging transactions.
NOTE 6 - MARKETABLE SECURITIES
Marketable securities as of September 30, 2020 and December 31, 2019 consist mainly of debt and mutual funds securities. The debt securities are classified as available-for-sale and are recorded at fair value. Changes in fair value, net of taxes (if applicable), are reflected in other comprehensive loss. Realized gains and losses on sales of the securities, as well as premium or discount amortization, are included in the consolidated statement of operations as finance income or expenses.
Equity securities with readily determinable fair value are measured at fair value. The changes in the fair value of equity investments are recognized through finance (income) expense in the condensed consolidated statements of operations.
The following table sets forth the Company’s marketable securities:

	September 30	December 31
(in thousands)	2020	2019
Israeli mutual funds	$1,027	$1,020
Certificates of deposit	—	151
U.S Government	—	6,031
U.S Treasury bills	—	9,478
Corporate notes	2,019	—
Total	$3,046	$16,680

As of September 30, 2020 and December 31, 2019 the fair value, cost and gross unrealized holding gains and losses of the debt marketable securities owned by the Company were as follows:

	September 30, 2020
(in thousands)	Fair value	Cost or amortized cost	Gross unrealized holding losses	Gross unrealized holding gains
Corporate notes	2,019	2,019	—	—
Total	$2,019	$2,019	$—	$—

	December 31, 2019
(in thousands)	Fair value	Cost or amortized cost	Gross unrealized holding loss	Gross unrealized holding gains
Certificates of deposit	$151	$151	$—	$—
U.S Government and agency bonds	6,031	6,030	—	1
U.S Treasury bills	9,478	9,475	—	3
Total	$15,660	$15,656	$—	$4
The Company has considered factors regarding other than temporary impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2020 and December 31, 2019.
As of September 30, 2020 and December 31, 2019, all of the Company’s debt securities were due within one year.
During the nine months ended September 30, 2020 and September 30, 2019 the Company received aggregate proceeds of $36.4 million and $45.7 million, respectively, upon sale and maturity of marketable securities.
As of September 30, 2020, there were no restricted marketable securities. As of December 31, 2019, the Company’s restricted marketable securities were $0.4 million due to a lien in respect of bank guarantees granted to secure hedging transactions and the Company’s rent agreements. See “Note 5 - Fair Value Measurement” and “Note 10 - Operating Lease” for more information.
NOTE 7 – INVENTORY
Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis by product. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. The Company commenced capitalizing inventory for AMZEEQ upon FDA approval of AMZEEQ on October 18, 2019 and ZILXI on May 29, 2020. The Company periodically reviews its inventory levels and, if necessary, writes down inventory that is expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that fails to meet commercial sale specifications, with a corresponding charge to cost of goods sold. There were no inventory write-downs during the three and nine months ended September 30, 2020.
The following table sets forth the Company’s inventory:

	September 30	December 31
(in thousands)	2020	2019
Raw materials	$4,293	$500
Work-in-process	—	—
Finished goods	2,357	856
Total	$6,650	$1,356
NOTE 8 - LONG-TERM DEBT
On July 29, 2019, Foamix entered into a Credit Agreement (the "Credit Agreement") to secure up to $50 million from two lenders, one of which is a significant stockholder of the Company and is considered a related party, and a Securities Purchase Agreement with one of the lenders for gross proceeds of approximately $14 million, before deducting offering expenses (see “Note 9- Share Capital” for more information). On March 9, 2020, the Company entered into an Amended and Restated Credit Agreement and Guaranty (the “Amended and Restated Credit Agreement”), whereby the Company has guaranteed the indebtedness obligations of the borrower and granted a first priority security interest in substantially all of our assets for the benefit of the lenders. As of September 30, 2020 and December 31, 2019, $35.0 million was drawn under the Amended and Restated Credit Agreement. The Company did not, and does not expect to, incur the remaining $15.0 million under the Credit Agreement.
The term loans available under the Amended and Restated Credit Agreement are comprised as follows: (a) $15 million that was funded on July 29, 2019 (the “Tranche 1 Loan”), (b) $20 million that was funded on December 17, 2019 (the “Tranche 2 Loan”) and (c) up to $15 million that was available prior to September 30, 2020 (the “Tranche 3 Loan”). The Tranche 2 Loan was borrowed following the FDA’s approval of the Company’s NDA for AMZEEQ and listing of AMZEEQ in the FDA’s “Orange Book,” in addition to maintaining arrangements with a third party for the commercial supply and manufacture of AMZEEQ. The Company did not, and does not expect to, incur the Tranche 3 Loan. Subject to any acceleration as provided in the Amended and Restated Credit Agreement, including upon an event of default (as defined in the Amended and Restated Credit Agreement), the loans will mature on July 29, 2024 and bear interest equal to the sum of (A) 8.25% (subject to increase in accordance with the terms of the Amended and Restated Credit Agreement) plus (B) the greater of (x) the one-month LIBOR as of the second business day immediately preceding the first day of the calendar month or the date of borrowing (if such loan is not outstanding as of the first day of the calendar month), as applicable, and (y) 2.75%. A fee in an amount equal to 1.0% of the aggregate principal amount of all loans made on any given borrowing date shall be payable to the lenders.
The Amended and Restated Credit Agreement contains certain financial covenants, including that the Company maintain a minimum aggregate compensating cash balance of $2.5 million.
In addition, the parties entered into Amendment No. 1 to Amended and Restated Credit Agreement (the "Amendment") on August 5, 2020. The Amendment provides for a covenant "holiday" with respect to the minimum net revenue covenant such that the compliance with such covenant will commence with the fiscal quarter ending on December 31, 2020, rather than September 30, 2020. Accordingly, as of the last day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2020, the Company must generate consolidated net product revenue for the trailing 12-month period in amounts set forth in the Amendment, which range from $6.0 million for the fiscal quarter ending December 31, 2020 to $97.0 million for the fiscal quarter ending June 30, 2024.
As of September 30, 2020, the Company is in compliance with all covenants, including maintaining a minimum aggregate compensating cash balance as mentioned above. In the event where the Company fails to observe or perform any of the financial covenants the lenders may, by notice to the Company, declare the loans then outstanding to be due and payable in whole, together with accrued interest and a Prepayment Premium (as defined in the Amended and Restated Credit Agreement ). Additionally, the Company will continue to monitor ongoing developments in connection with the COVID-19 pandemic, which may have an adverse impact on the Company’s commercial prospects, projected cash position and ability to remain in compliance with these covenants.
Under the Amended and Restated Credit Agreement, there are no required payments of principal amounts until July 2023. Afterwards, the Company will pay 1.5% of the aggregate principal amount each month. The outstanding amount will be paid in full in July 2024.
In addition, on July 29, 2019, the lenders under the Credit Agreement were issued warrants to purchase up to an aggregate of 1,100,000 of Foamix ordinary shares, at an exercise price of $2.09 per share (the “Warrants”), which represented the five-day volume weighted average price of the Foamix ordinary shares as of the trading day immediately prior to the issuance of the Warrants. In connection with the completion of the Merger, the exchange ratio was applied to the Warrants such that they became exercisable for 651,640 shares of the Company’s common stock, and the exercise price was adjusted to $3.53. Following the Phase 3 PN Trial results, the Warrants were further adjusted and they are currently exercisable for 1,980,660 shares of our common stock with an exercise price of $1.1607 per share. Payment of the exercise price will be made, at the option of the holder, either in cash or as a reduction of common stock issuable upon exercise of the Warrant, with an aggregate fair value equal to the aggregate exercise price ("cashless exercise"), or any combination of the foregoing. The Warrants are exercisable pursuant to the terms, and subject to the conditions, thereof and expire on July 29, 2026. Any Warrants left outstanding will be cashless exercised on the Warrants' expiration date, if in the money. The Warrants issued were classified as equity in accordance with ASC 815-40. Proceeds received under the Tranche 1 Loan were allocated to the Warrants and the Tranche 1 Loan on a relative fair value basis.
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
The fair value of the debt as of September 30, 2020 was $36.3 million and is categorized as Level 3. The valuation was performed by applying the income approach, under which the contractual present value method was used. The estimation of risk adjusted discount curve was based on public information reported in the financial statements of publicly traded venture lending companies.
During the three months ended September 30, 2020, the Company recorded interest expense of $1.0 million and $0.1 million relating to the interest and discount cost. During the nine months ended September 30, 2020, the Company recorded interest expense of $2.9 million and $0.3 million relating to the interest and discount cost.
NOTE 9 – SHARE CAPITAL
Preferred stock
As of September 30, 2020, the Company's Certificate of Incorporation, as amended, authorizes the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of September 30, 2020 and December 31, 2019.
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
Common stock
As of September 30, 2020, the Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 300,000,000 shares of common stock, par value $0.0001 per share. In connection with the corporate name change, we changed our ticker symbol from "MNLO" to "VYNE" on September 8, 2020.
At the Company's annual meeting of stockholders held on August 3, 2020, the Company's stockholders voted to approve a proposal to adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect (a) a reverse stock split of the Company’s outstanding shares of common stock, at a reverse stock split ratio ranging from 1-for-2 shares to 1-for-7 shares, which may be determined by the Board at a later date, and (b) a reduction in the number of authorized shares of the Company’s common stock by a corresponding ratio. The exact timing for selection of the reverse stock split ratio and the effective date of the reverse stock split will be determined by the Board based upon its evaluation as to when such action will be most advantageous to the Company and its stockholders. The Board may delay or abandon the reverse stock split at any time prior to the effective time of the reverse stock split, if the Board determines that the reverse stock split is no longer in the best interests of the Company or its stockholders. The reverse stock split, if implemented, would become effective upon the filing of a Certificate of Amendment with the Delaware Secretary of State.
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
Warrants
In connection with entering into the Credit Agreement on July 29, 2019, Foamix issued to the lenders Warrants to purchase up to an aggregate of 1,100,000 of its ordinary shares, later exchanged to Warrants to purchase up to 1,980,660 shares of Menlo’s common stock. Upon the closing of the Merger, each Warrant received one CSR as described in Note 3- Business Combinations. The Warrants may be exercised by the holders pursuant to the terms thereof and any Warrants left outstanding will be cashless exercised on the Warrants’ expiration date, subject to certain conditions.
The exchange of Warrants from Foamix warrants to Menlo warrants and the additional CSR was accounted for as a modification, by analogy, from the modification’s guidance under ASC 260-10-S99-2. The Company assessed the significance of the modification of the Warrants by comparing the fair value of the Warrants immediately before and after the amendments. In its assessment, it also considered additional qualitative factors. The Company concluded that the change of terms was not significant. Therefore, the incremental fair value, in the amount of $41,000, of the modified Warrants over the original ones (as of modification date) was recognized in retained earnings as a deemed dividend to the Warrants holders in the nine months ended September 30, 2020.
Share-based compensation
Equity incentive plans:
Upon closing of the Merger, the Company adopted Foamix’s 2019 Equity incentive plan (the “2019 Plan”). As of September 30, 2020, 2,650,213 shares remain issuable under the 2019 Plan. In addition, the Company adopted the 2018 Omnibus Incentive Plan (the "2018 Plan") in January 2018. In January 2020, the number of shares reserved under the 2018 Plan automatically increased by 976,105 shares of common stock pursuant to the terms thereof. As of September 30, 2020, 2,237,869 shares remain issuable under the 2018 Plan.
Employee Share Purchase Plan:
Upon closing of the Merger, the Company adopted Foamix’s Employee Share Purchase Plan ("ESPP") pursuant to which qualified employees (as defined in the ESPP) may elect to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of the common stock at the beginning or end of each semi-annual share purchase period (“Purchase Period”). Employees are permitted to purchase the number of shares purchasable with up to 15% of the earnings paid (as such term is defined in the ESPP) to each of the participating employees during the Purchase Period, subject to certain limitations under Section 423 of the U.S. Internal Revenue Code.
As of September 30, 2020, 9,371,258 shares remain available for grant under the ESPP.
During the nine months ended September 30, 2020, 61,031 Foamix ordinary shares were purchased by Foamix employees pursuant to the ESPP prior to the Merger. Such shares were later exchanged for 109,892 shares of the Company's common stock in the Merger.
Options and RSUs granted to employees and directors:
In the nine months ended September 30, 2020 and 2019, the Company granted options and RSU as follows:

	Nine months ended September 30, 2020
	Award amount*	Exercise price range*	Vesting period	Expiration
Employees and Directors:
Options	5,266,548	$1.46-$3.13	1 year -4 years	10 years
RSUs	2,589,710	—	1 year -4 years	—

	Nine months ended September 30, 2019
	Award amount*	Exercise price range*	Vesting period	Expiration
Employees and Directors:
Options	2,570,889	$1.31-$2.12	1 year -4 years	10 years
RSUs	766,343	—	1 year -4 years	—
* All amounts and exercise prices for pre-Merger grants are presented following the exchange to Menlo options and RSUs at the Exchange Ratio described in Note 3-Business Combination.
The fair value of options and RSUs granted to employees and directors during the nine months ended September 30, 2020, and the nine months ended September 30, 2019 was $11.8 million and $4.0 million, respectively.
The fair value of RSUs granted is based on the share price on the grant date.
The fair value of options granted was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Nine months ended September 30
	2020	2019
Dividend yield	0%	0%
Expected volatility	60.44%-69.83%	59.35%-61.40%
Risk-free interest rate	0.31%-1.26%	1.42%-2.62%
Expected term	6 years	6 years
Pursuant to the Merger, all outstanding options and RSUs granted by Foamix were exchanged for stock options and RSUs of Menlo’s common stock according to the Exchange Ratio. In addition, for each option and RSU the holder received a CSR as described in Note 3- Business Combination. This transaction was considered by the company to be a modification under ASC 718, Compensation - Stock Compensation. The modification did not affect the remaining requisite service period. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded incremental compensation expense of $60,000 related to the modification in the consolidated statement of operations for the three months ended March 31, 2020. As described in Note 3 - Business Combination, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The conversion was considered by the company to be a modification under ASC 718. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded incremental compensation of $1.1 million and $10.4 million for the three and nine months ended September 30, 2020. As of September 30, 2020 there is $4.9 million of unrecognized incremental compensation expense related to the modification which will primarily be amortized using a graded vesting method over the next 2 years.
Awards granted to holders who are no longer employed or providing services to the Company are accounted for in accordance with ASC 815-40, Derivatives and Hedging. Under this guidance, the awards are classified as a derivative liability because the award no longer exchanges a fixed amount of cash for a fixed number of shares. Accordingly, as of March 9, 2020 the Company reclassified $1.6 million from additional paid-in capital to derivative liability on the unaudited condensed consolidated balance sheet. Prior to the reclassification of these awards as a liability instrument, the Company recorded an incremental compensation expense of $0.6 million due to the above mentioned modification in accordance with ASC 718. Subsequent to the reclassification of these awards as a liability instrument, the Company recorded incremental compensation expense of $1.0 million for the nine months ended September 30, 2020. There was no incremental compensation expense for the three months ended September 30, 2020. As described in Note 3 - Business Combination, on April 6, 2020, the Company announced that study MTI-105 and study MTI-106 did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Accordingly, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. On April 6, 2020, the awards are exchangeable for a fixed amount of cash for a fixed number of shares and were remeasured to fair value and reclassified from derivative liability to additional paid-in capital.

Prior to the Merger, Menlo recognized all expenses relating to awards outstanding as of the Effective Date. These awards were subject to acceleration upon the change of control per the previous Menlo stock option plan.
The following table illustrates the effect of share-based compensation on the statements of operations:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2020	2019	2020	2019
Research and development expenses	$361	$389	$3,927	$1,127
Selling, general and administrative	2,259	880	11,220	2,479
Total	$2,620	$1,269	$15,147	$3,606
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
Maturities of lease liabilities are as follows:

(in thousands)
2020	$423
2021	1,002
2022	777
2023	94
Total lease payments	2,296
Less imputed interest	106
Total lease liability	$2,190
As of September 30, 2020, the Company has a lien in the amount of $0.6 million on the Company’s cash and marketable securities in respect of bank guarantees granted in order to secure the lease agreements.
NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of September 30, 2020, no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.
IPO Lawsuits
On November 8, 2018 and January 28, 2019, two purported class actions were filed in the Superior Court of California, San Mateo County, against the Company and certain of our officers and directors. The actions were entitled Silvestrov v. Menlo Therapeutics Inc., et al., and McKay v. Menlo Therapeutics Inc., et al. The underwriters for our initial public offering were also named as defendants in these lawsuits. The complaints contained identical allegations against the same defendants. Both complaints alleged that the Registration Statement and prospectus for Menlo's initial public offering contained false and misleading statements in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Menlo's initial public offering. The complaints sought, among other things, an award of damages in an amount to be proven at trial, along with reimbursement of reasonable costs and expenses, including attorneys’ fees and expert fees. The McKay action was consolidated with the Silvestrov action and the claim for violations of Section 12(a)(2) was dismissed.
The parties mediated the consolidated lawsuit and reached a settlement, providing for payment to the class of plaintiffs in the amount of $9.5 million, the vast majority of which was paid by the Company's insurance carriers, in return for a release of all claims against the defendants, including the Company and its current and former officers and directors. The Court granted final approval of the settlement at a hearing on August 14, 2020. Accordingly, the Company considers the matter concluded. Menlo accrued for the remaining settlement amount that is not covered by insurance carriers as of December 31, 2019, which did not have a material impact on its financial statements.
Merger Lawsuits
Seven lawsuits (collectively, the “Merger Lawsuits”) were filed in various U.S. federal district courts against Foamix and certain other defendants in connection with the Merger. The lawsuits generally alleged that the registration statement on Form S-4 and the prospectus/joint proxy statement included therein included false or misleading information regarding the Merger in violations of Section 14(a) and Section 20(a) of the Exchange Act and/or Rule 14a 9 promulgated under the Exchange Act. In addition, one of the lawsuits alleged that the members of Foamix’s board of directors breached their fiduciary duties in connection with the Merger. The plaintiffs sought, among other things, to enjoin consummation of the Merger, or alternatively rescission or rescissory damages; to compel the individual defendants to disseminate a joint proxy statement/prospectus that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading; a declaration that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act; a declaration that the Merger Agreement was entered into in breach of fiduciary duty and is therefore invalid and unenforceable; an order directing the individual defendants to commence a sale process for Foamix and obtain a transaction; and an award of costs, including attorneys’ and experts’ fees and expenses, as well as an accounting of damages allegedly suffered by the plaintiffs. The plaintiffs have agreed the Lawsuits were rendered moot by subsequent disclosure, and on April 22, 2020, each of the plaintiffs and defendants named in the Merger Lawsuits entered into a mootness resolution agreement pursuant to which the plaintiffs agreed to dismiss their lawsuits with prejudice as to the named plaintiff and Foamix agreed to pay a de minimis mootness fee to plaintiffs’ counsel. As of May 4, 2020, each of the Merger Lawsuits has been dismissed. Accordingly, the Company considers the matter concluded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019, our Current Report on Form 8-K/A filed with the SEC on May 7, 2020 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 filed with the SEC on May 11, 2020 and August 6, 2020, respectively. On September 4, 2020, we changed our corporate name from "Menlo Therapeutics Inc." to “VYNE Therapeutics Inc.” In this Quarterly Report on Form 10-Q, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to VYNE Therapeutics Inc. after giving effect to the Merger.
Company Overview
We are a specialty pharmaceutical company focused on developing and commercializing proprietary, innovative and differentiated therapies in dermatology and beyond. On March 9, 2020, we combined with Foamix Pharmaceuticals Ltd. (“Foamix”). In January 2020, Foamix (now our wholly-owned subsidiary) launched AMZEEQ® (minocycline) topical foam, 4% (“AMZEEQ”), a once-daily topical antibiotic for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older. On May 28, 2020, the Food and Drug Administration (“FDA”) approved ZILXI™ (minocycline) topical foam, 1.5% (formerly FMX103, “ZILXI”), for the treatment of inflammatory lesions of rosacea in adults. ZILXI became available in pharmacies nationwide on October 1, 2020. AMZEEQ and ZILXI are the first topical minocycline products approved by the FDA and serve as a springboard for our potential commercialization of additional innovative products in dermatology and beyond.
AMZEEQ and ZILXI utilize our proprietary Molecule Stabilizing Technology (MST)™, or MST™, that we also use in the development of our product candidate FCD105, a topical foam comprising minocycline and adapalene for the treatment of acne vulgaris. On June 2, 2020, we announced positive topline results from our Phase II clinical trial, Study FX2016-40, to evaluate the efficacy and safety of FCD105. Pending a successful development program, we intend to file a new drug application (“NDA”) for FCD105 under the 505(b)(2) regulatory pathway, which is the same regulatory pathway we have pursued for AMZEEQ and ZILXI.
In addition to MST™ and our emulsion platform (which is a different technology), we have a number of proprietary delivery platforms in development that enable topical delivery of other APIs, each having unique pharmacological features and characteristics designed to keep the API stable when delivered and directed to the target site. We believe our MST vehicle and other topical delivery platforms may offer significant advantages over alternative delivery options, including emulsions, and are suitable for multiple application sites across a range of conditions. We are also actively pursuing opportunities to out-license our product and product candidates to third parties for development and commercialization outside the United States.
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
•On March 9, 2020, we entered into an Amended and Restated Credit Agreement and Guaranty, whereby we have guaranteed the indebtedness obligation of Foamix Pharmaceuticals Inc. and granted a first priority security interest in substantially all of our assets for the benefit of the lenders. The Amended and Restated Credit Agreement provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million, of which $35.0 million was drawn as of December 31, 2019 and September 30, 2020. We did not, and do not expect to, incur the remaining $15.0 million under the Amended and Restated Credit Agreement. On August 5, 2020, the parties amended the minimum net revenue covenant contained in the Amended and Restated Credit Agreement and Guaranty.

•On March 24, 2020, we announced that Andrew Saik joined the Company as our Chief Financial Officer and Treasurer.
•On April 2, 2020, we announced that we have entered into a settlement and license agreement to resolve the remaining pending patent litigation involving Finacea® foam.
•In April 2020, LEO Pharma A/S, or LEO, remedied the supply chain issues related to Finacea foam that Foamix previously disclosed in April 2019 and resumed commercial sales of Finacea foam.
•On April 6, 2020, we announced top line results from two Phase III clinical trials evaluating the safety and efficacy of once daily oral serlopitant for the treatment of pruritus (itch) associated with prurigo nodularis ("PN"), studies MTI-105 and MTI-106. Neither study met their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based on a 4-point improvement responder analysis. We currently do not intend to further pursue the development of serlopitant, other than to assess and explore opportunities, if any, to license out and or monetize other aspects of the serlopitant asset. As such, the Company recorded a full impairment charge related to the IPR&D and Goodwill assets of $50.3 million and $4.0 million, respectively, in its unaudited consolidated condensed statement of operations and comprehensive loss for the nine months ending September 30, 2020.
•On April 23, 2020, we announced that we entered into a license agreement with Cutia Therapeutics (HK) Limited (“Cutia”) for AMZEEQ® (minocycline) topical foam, 4% as well as certain of our other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ® and, if approved in the U.S., FMX103 and FCD105 in the Greater China territory. We will supply the finished licensed products to Cutia for clinical and commercial use. We received an upfront cash payment of $10 million and will be eligible to receive an additional $1 million payment upon the receipt of marketing approval in China of the first licensed product. We will also receive royalties on net sales of any licensed products.
•During the first quarter of 2020, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, that began in China spread throughout the globe and directly impacted our business operations. There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will continue to impact our patients, employees, suppliers, vendors, business partners and distribution channels. We are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties, including duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. An extended duration of the pandemic could have a material adverse effect on our product sales for AMZEEQ, and any future sales of ZILXI. In addition, any prolonged material disruption of the Company’s employees, suppliers, manufacturing, or customers could further materially negatively impact our consolidated financial position, consolidated results of operations and consolidated cash flows. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.
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
•On May 28, 2020, the FDA approved ZILXI for the treatment of inflammatory lesions of rosacea in adults. ZILXI is the first minocycline product of any kind to be approved by the FDA for use in rosacea. ZILXI became available in pharmacies nationwide on October 1, 2020.
•On June 2, 2020, we announced positive results from a Phase II clinical trial evaluating the preliminary safety and efficacy of FCD105 (3% minocycline / 0.3% adapalene foam), the first ever topical minocycline-based combination product, for the treatment of moderate-to-severe acne vulgaris. Study FX2016-40 enrolled 447 patients in the United States who were randomized to either FCD105 foam, 3% minocycline foam, 0.3% adapalene foam, or vehicle foam. The Company has scheduled an end-of-Phase 2 meeting with the FDA in the fourth quarter of 2020.
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
•On September 4, 2020, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change our corporate name to “VYNE Therapeutics Inc.”
•Effective as of September 10, 2020, Mr. Patrick G. LePore joined our Board. Mr. LePore has more than 40 years of experience in the pharmaceutical industry, in both private and public sectors, and with board and operational experience in each. He previously served as Chairman, Chief Executive Officer and President of Par Pharmaceutical Companies, Inc.
•On October 1, 2020, ZILXI became available in pharmacies nationwide, and on October 7, 2020, we announced that Express Scripts, one of the nation’s leading pharmacy benefit managers (PBMs), has elected to cover ZILXI on Express Scripts’ National Preferred, Flex, and Basic commercial formularies, representing millions of additional covered lives in the U.S. that follow these formularies.
Financial Overview
Our cash and cash equivalents and investments totaled $76.9 million as of September 30, 2020. We believe that our cash and cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through December 31, 2021. However, the Company may seek additional financing in order to achieve its longer-term strategic plans. See “—Liquidity and Capital Resources” below.
We have incurred net losses since our inception. Until the first quarter of 2020, when we commenced commercial operations, our business activities were primarily limited to developing product candidates, raising capital and performing research and development activities. As of September 30, 2020, we had an accumulated deficit of $543.0 million. We recorded net losses of $24.7 million and $23.2 million for the three months ended September 30, 2020 and 2019, respectively, and $232.4 million and $57.4 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Components of Operating Results
Revenues
Our revenue during the periods presented has been comprised of AMZEEQ product sales and collaboration and license revenue.
During 2019, we were engaged in pre-launch sales and marketing planning activities and other pre-commercialization efforts in order to support the commercialization of AMZEEQ in the United States. We received FDA approval for AMZEEQ on October 18, 2019 and launched AMZEEQ in the United States in January 2020. We have generated product revenue of $6.1 million for the nine months ended September 30, 2020. We commercially launched ZILXI on October 1, 2020. We will not commercially launch our other product candidates in the United States or generate any revenues from sales of any of our product candidates unless and until we obtain marketing approval. Our ability to generate revenues from sales will depend on the successful commercialization of our drug products AMZEEQ and ZILXI and any other product candidates that receive marketing approval.
Historically, we have generated revenues under development and license agreements including royalty payments in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer, which later assigned it to LEO. In the three months ended March 31, 2020, we did not receive or become entitled to any royalty payments due to the ongoing suspension of the manufacturing of Finacea by LEO, following inadequate supply of quality-compliant batches of the API used in such product. In April 2020, LEO informed us that it had reestablished the supply of Finacea foam and resumed commercial sale in the United States. In the three and nine months ended September 30, 2020 we received royalties of $0.4 million and $0.6 million, respectively.
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
Additionally, as described in “Key Developments,” on April 23, 2020, we announced that we entered into a licensing agreement with Cutia for AMZEEQ as well as certain of our other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved in the U.S., FCD105 in the Greater China territory. We will supply the finished licensed products to Cutia for clinical and commercial use. We received an upfront cash payment of $10 million and will be eligible to receive an additional $1 million payment upon the receipt of marketing approval in China of the first licensed product. We will also receive royalties on net sales of any licensed products pursuant to the agreement. In the nine months ended September 30, 2020, we recognized license revenue of $10.0 million.
Cost of Goods Sold
Cost of goods sold was $0.9 million for the nine months ended September 30, 2020. There was no cost of goods sold in the nine months ended September 30, 2019 because the revenues in that period consisted solely of royalties, which do not bear related cost of goods sold.
Our gross margin percentage of 86% was favorably impacted during the nine months ended September 30, 2020 by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the nine months ended September 30, 2020 was valued at cost, our gross margin for the period then ended would have been 82%.
Cost of goods sold expenses consist primarily of:
◦third party expenses incurred in manufacturing product for sale;
◦transportation costs incurred in shipping manufacturing materials between third parties; and
◦other costs associated with delivery and manufacturing of product.
Operating Expenses
Research and Development Expenses
Our research and development expenses to date relate primarily to the development of AMZEEQ, ZILXI and FCD105. Our total research and development expenses for the nine months ended September 30, 2020 and 2019 were approximately $35.7 million and $35.9 million, respectively. We charge all research and development expenses to operations as they are incurred.
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
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the nine months ended September 30, 2020 and 2019 were approximately $71.6 million and $22.9 million, respectively. This increase was primarily associated with the expansion of our employee base, including sales force, to support the growth of our operations, severance expenses for Menlo employees, stock based compensation awards, merger expenses and sales and marketing expenses incurred in connection with the commercialization of AMZEEQ and ZILXI.
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
Financial Income and Expenses
Financial income primarily consists of gains from interest earned from our bank deposits, financial income on our marketable securities and a revaluation of our derivative liability. Financial expenses primarily consist of interest expense on our long-term debt.
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
Results of Operations
Comparison of the Three-Month Periods Ended September 30, 2020 and 2019
Revenue

Revenues totaled $3.3 million for the three months ended September 30, 2020. There were no revenues for the three months ended September 30, 2019. For the three months ended September 30, 2020, our revenue consisted of $2.9 million of product sales, primariy associated with AMZEEQ, which was launched in January 2020, and $0.4 million of royalty revenue.
During the first quarter of 2020, as a result of the COVID-19 pandemic, we suspended the vast majority of our in-person interactions by our customer-facing professionals in healthcare settings and engaged with these customers remotely in an effort to continue to support healthcare professionals and patient care under unprecedented circumstances. During the second quarter of 2020, we began limited in-person customer meetings and interactions in certain regions, consistent with local government mandates. As a result, the Company’s product sales for AMZEEQ were negatively impacted by office closures during this period. While the Company’s product sales for AMZEEQ experienced a modest recovery during the three months ended September 30, 2020, circumstances surrounding the COVID-19 pandemic have negatively impacted our ability to execute our commercial strategy with respect to AMZEEQ. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and will continue to evolve with geographical re-openings and virus waves. An extended duration of the COVID-19 pandemic could continue to negatively impact sales of AMZEEQ, and any future sales of ZILXI.
Cost of Goods Sold
Cost of goods sold was $0.4 million for the three months ended September 30, 2020. There was no cost of goods sold in the three months ended September 30, 2019 because the revenues in that period consisted solely of royalties, which do not bear related cost of goods sold.
Our gross margin percentage of 87% was favorably impacted during the three months ended September 30, 2020 by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the three months ended September 30, 2020 was valued at cost, our gross margin for the period then ended would have been 85%.
Research and Development Expenses
Our research and development expenses for the three months ended September 30, 2020 were $6.6 million, representing a decrease of $5.8 million, or 47%, compared to $12.5 million for the three months ended September 30, 2019. Employee-related expenses decreased by $1.7 million. Clinical and manufacturing costs related to AMZEEQ and ZILXI decreased by $4.1 million.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2020 were $19.8 million, representing an increase of $9.0 million, or 84%, compared to $10.7 million for the three months ended September 30, 2019. Employee-related expenses increased by $3.7 million, primarily due to the expansion of our employee base, including sales force, to support the growth of our operations and stock based compensation. Sales and marketing expenses increased by $5.3 million related to the commercialization of AMZEEQ and ZILXI.
Finance Income and Expenses
Finance expenses and income are as follows:

	Three months ended September 30
	2020	2019
	(in thousands of U.S. dollars)
Interest on bank deposits	$(3)	$(154)
Gain from marketable securities, net	(1)	(227)
Total income	(4)	(381)
Other expenses	14	6
Foreign exchange loss	120	8
Finance expenses on loans interest and discount	1,092	329
Total expenses	$1,226	$343
Income Taxes

Our tax expense for the three months ended September 30, 2020 was $1 thousand. During the three months ended September 30, 2019 we had no tax expenses.
Comparison of the Nine-Month Periods Ended September 30, 2020 and 2019
Revenue
Revenues totaled $16.7 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, our revenue consisted of $6.1 million of product sales, primarily associated with AMZEEQ, which was launched in January 2020, $10.0 million of license revenue, and $0.6 million of royalty revenue. For the nine months ended September 30, 2019, revenues consisted solely of royalty revenues.
The increase in license revenue for the nine months ended September 30, 2020 as compared to license revenue for the nine months ended September 30, 2019 is due to the upfront payment received under the Cutia license agreement for the marketing and sale of our topical minocycline products in China.
During the first quarter of 2020, as a result of the COVID-19 pandemic, we suspended the vast majority of our in-person interactions by our customer-facing professionals in healthcare settings and engaged with these customers remotely in an effort to continue to support healthcare professionals and patient care under unprecedented circumstances. During the second quarter of 2020, we began limited in-person customer meetings and interactions in certain regions, consistent with local government mandates. As a result, the Company’s product sales for AMZEEQ were negatively impacted by office closures during this period. While the Company’s product sales for AMZEEQ experienced a modest recovery during the three months ended September 30, 2020, circumstances surrounding the COVID-19 pandemic have negatively impacted our ability to execute our commercial strategy with respect to AMZEEQ. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and will continue to evolve with geographical re-openings and virus waves. An extended duration of the COVID-19 pandemic could continue to negatively impact sales of AMZEEQ, and any future sales of ZILXI.
Cost of Goods Sold
Cost of goods sold was $0.9 million for the nine months ended September 30, 2020. There was no cost of goods sold in the nine months ended September 30, 2019 because the revenues in that period consisted solely of royalties, which do not bear related cost of goods sold.
Our gross margin percentage of 86% was favorably impacted during the nine months ended September 30, 2020 by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the nine months ended September 30, 2020 was valued at cost, our gross margin for the period then ended would have been 82%.
Research and Development Expenses
Our research and development expenses for the nine months ended September 30, 2020 were $35.7 million, representing a decrease of $0.2 million, or 0.4%, compared to $35.9 million for the nine months ended September 30, 2019. Clinical and manufacturing expense for AMZEEQ and ZILXI decreased by $14.1 million. This was offset by an increase of $7.1 million of clinical costs related to serlopitant and employee-related expenses of $6.8 million, including $3.8 million related to severance expenses payable to our former employees, and stock based compensation of $2.8 million.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the nine months ended September 30, 2020 were $71.6 million, representing an increase of $48.7 million, or 213%, compared to $22.9 million for the nine months ended September 30, 2019. Employee-related expenses increased by $24.9 million consisting of $13.3 million primarily due to the expansion of our employee base, including sales force to support the growth of our operations, $6.6 million of stock based compensation and $4.7 million of severance expenses payable to our former employees. Sales and marketing expenses increased by $16.1 million, related to the commercialization of AMZEEQ and ZILXI. We incurred $7.7 million expenses relating to the merger transaction between Foamix and Menlo included in selling, general and administrative expenses.
Goodwill and in-process research & development impairments
Goodwill and in-process research & development impairments for the nine months ended September 30, 2020 were $54.3 million. There were no impairments for the nine months ended September 30, 2019. In the nine months ended September 30,

2020, we recorded impairments of $4.0 million for Goodwill and $50.3 million for in process research and development due to the failed clinical trials for serlopitant for the treatment of pruritus associated with prurigo nodularis.
CSR Remeasurement
Contingent Stock Right Remeasurement for the nine months ended September 30, 2020 was $84.7 million. For the nine months ended September 30, 2020 we incurred $84.7 million of expense due to the remeasurement of the CSR to fair value which was driven by the result of the failed serlopitant trials. At the time of our merger transaction with Foamix, we entered into a contingent stock right agreement that called for the issuance of additional shares of our common stock to legacy Foamix shareholders upon negative data from both Phase 3 serlopitant trials. Since the trials did not meet the milestones outlined per the agreement, the contingent stock rights were remeasured, resulting in an expense of $84.7 million for the nine months ended September 30, 2020.
Finance Income and Expenses
In the nine months ended September 30, 2020 and 2019, our financial income was primarily attributable to gains from marketable securities, interest earned on our bank deposits and revaluation of our derivative liability. Our financial expenses included interest expense on our long-term debt.
Finance expenses and income are as follows:

	Nine months ended September 30,
	2020	2019
	(in thousands of U.S. dollars)
Interest on bank deposits	$(32)	$(495)
Finance gains on derivative liabilities	(975)	—
Other income	(10)	—
Gain from marketable securities, net	(201)	(890)
Total income	(1,218)	(1,385)
Other expenses	28	15
Foreign exchange loss	49	133
Finance expenses on loans interest and discount	3,229	329
Total expenses	$3,306	$477
Income Taxes
Our tax benefit for the nine months ended September 30, 2020 was $0.3 million, representing an increase of $0.1 million, or 47%, compared to $0.2 million for the nine months ended September 30, 2019.
Liquidity and Capital Resources
Since inception, we have funded operations primarily through private and public placements of our equity, debt, warrants and through fees, cost reimbursements and royalties received from our licensees. We commenced generating product revenues related to sales of AMZEEQ in the first quarter of 2020.  ZILXI became available in pharmacies nationwide on October 1, 2020. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our product and product candidates, if approved, are commercially successful, if at all. We will not generate any revenue from any current or future product candidates unless and until we obtain regulatory approval and commercialize such products.
As of September 30, 2020, we had cash, cash equivalents and investments of $76.9 million. Our cash, cash equivalents and investments are held in money market accounts and marketable securities.
Foamix Pharmaceuticals Inc., a Delaware corporation (the “Borrower”), Foamix and Menlo, each as a guarantor, the lenders party thereto, and Perceptive Credit Holdings II, LP, as administrative agent for the lenders, entered into an Amended and Restated Credit Agreement and Guaranty, dated as of March 9, 2020 (the “Credit Agreement”). We have guaranteed the indebtedness obligation of the Borrower under the Credit Agreement and in connection with the Credit Agreement also granted a first priority security interest in substantially all of our assets for the benefit of the lenders. The Credit Agreement provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million, and as of

September 30, 2020, approximately $35.0 million was drawn under the Credit Agreement. We did not, and do not expect to, incur the remaining $15.0 million under the Credit Agreement.
We have incurred significant transaction-related expenses in connection with negotiating and completing the Merger. Transaction-related expenses, which include legal, accounting and financial advisor fees and other service provider costs, were approximately $21.8 million. We incurred $11.7 million of these costs during the nine months ended September 30, 2020 in our statements of operations and comprehensive loss, and we do not expect to incur any additional significant costs relating to the Merger in future periods.
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
We believe that our cash and cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through December 31, 2021. However, the Company may seek additional financing in order to achieve its longer-term strategic plans. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
In the first quarter of 2020, as a result of the COVID-19 pandemic, the Company suspended the vast majority of its in-person interactions by its customer-facing professionals in healthcare settings and engaged with customers remotely in an effort to continue to support healthcare professionals and patient care under unprecedented circumstances. During the second quarter of 2020, the Company began limited in-person customer meetings and interactions in certain regions, consistent with local government mandates. During this period, the Company's product sales for AMZEEQ were negatively impacted by office closures. On August 5, 2020, the Company and its lenders amended the minimum net revenue covenant in the Amended and Restated Credit Agreement. See "Note 8 - Long-Term Debt." While the Company’s product sales for AMZEEQ experienced a modest recovery during the three months ended September 30, 2020, circumstances surrounding the COVID-19 pandemic have negatively impacted our ability to execute our commercial strategy with respect to AMZEEQ. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and will continue to evolve with geographical re-openings and virus waves. An extended duration of the COVID-19 pandemic could continue to negatively impact sales of AMZEEQ, and any future sales of ZILXI, and have a material adverse effect on our liquidity, as well as our ability to remain in compliance with the minimum net revenue covenants contained in our loan documents.
Summary Statement of Cash Flows
The following table summarizes our statement of cash flows for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30
	2020	2019
	(in thousands of U.S. dollars)
Net cash (used in) / provided by:
Operating activities	$(111,707)	$(51,148)
Investing activities	87,105	35,835
Financing activities	$53,828	$27,954
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
Net cash used in operating activities was $111.7 million in the nine months ended September 30, 2020, compared to $51.1 million in the nine months ended September 30, 2019. The increase was attributable primarily to the growth in operations and the Merger.
Cash Provided by Investing Activities

Net cash provided by investing activities was $87.1 million in the nine months ended September 30, 2020, compared to $35.8 million in the nine months ended September 30, 2019. The increase was attributable primarily to the cash acquired through the Merger and a decrease in investments in bank deposits and marketable securities.
Cash Provided by Financing Activities
There was $53.8 million provided by financing activities in the nine months ended September 30, 2020, compared to $28.0 million in the nine months ended September 30, 2019. The increase was attributable to proceeds from the offering of common stock in June 2020, along with the exercise of options and issuance of shares under our equity incentive plan.
Cash and Funding Sources
Our sources of liquidity in the nine months ended September 30, 2020 consisted primarily of cash and investments acquired in the Merger, proceeds from an underwritten public offering of common stock completed in June 2020, sales of AMZEEQ and the upfront cash payment paid to us under the Cutia license.
Our sources of liquidity in the nine months ended September 30, 2019 consisted mainly of proceeds from an equity offering, proceeds from the Credit Agreement and issuance of the Warrants, and payments from licensees.
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
COVID-19
The extent to which the COVID-19 pandemic impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the pandemic; the extent to which patients and our sales representatives are able to access healthcare provider offices; the impact on worldwide macroeconomic conditions, including interest rates, employment rates and health insurance coverage; the speed of the anticipated recovery; and governmental and business reactions to the pandemic. While the Company’s product sales for AMZEEQ have experienced a modest recovery during the three months ended September 30, 2020, our sales of AMZEEQ were negatively impacted by office closures due to the pandemic during the six months ended June 30, 2020. No assurance can be given that such office closures will not occur again in future periods, and if such closures do occur, or any other circumstance arises such that patients or our sales representatives are restricted in their ability to connect with healthcare providers, our product sales would be negatively impacted. In addition, the Company further assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, impairments of long-lived assets and revenue recognition. The Company recorded impairments of goodwill and certain indefinite-lived intangibles; however, these impairments were unrelated to the impact of COVID-19 (See “Note 3 – Business Combination” for more information). The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
Indemnification

As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2020 and December 31, 2019.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2020 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
On November 8, 2018 and January 28, 2019, two purported class actions were filed in the Superior Court of California, San Mateo County, against the Company and certain of our officers and directors. The actions are entitled Silvestrov v. Menlo Therapeutics Inc., et al., and McKay v. Menlo Therapeutics Inc., et al. The underwriters for our initial public offering were also named as defendants in these lawsuits. The complaints contained identical allegations against the same defendants. Both complaints alleged that the Registration Statement and prospectus for Menlo's initial public offering contained false and misleading statements in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with Menlo's initial public offering. The complaints sought, among other things, an award of damages in an amount to be proven at trial, along with reimbursement of reasonable costs and expenses, including attorneys’ fees and expert fees. The McKay action was consolidated with the Silvestrov action and the claim for violations of Section 12(a)(2) was dismissed.
The parties mediated the consolidated lawsuit and reached a settlement, providing for payment to the class of plaintiffs in the amount of $9.5 million, the vast majority of which was paid by the Company's insurance carriers, in return for a release of all claims against the defendants, including the Company and its current and former officers and directors. The Court granted final approval of the settlement at a hearing on August 14, 2020. Accordingly, the Company considers the matter concluded. Menlo accrued for the remaining settlement amount that is not covered by insurance carriers as of December 31, 2019, which did not have a material impact on its financial statements.
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
In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. That outbreak has led to numerous confirmed cases worldwide, including in the United States and other countries where we or our business partners conduct operations. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, including our own operations. For example, our product sales for AMZEEQ during the three and six months ended June 30, 2020 were negatively impacted by office closures as a result of the pandemic. While the Company’s product sales for AMZEEQ experienced a modest recovery during the three months ended September 30, 2020, circumstances surrounding the COVID-19 pandemic have negatively impacted our ability to execute our commercial strategy with respect to AMZEEQ and may similarly impact sales of ZILXI which was launched on October 1, 2020. The future progression of the outbreak and its effects on our business and operations are uncertain. Many patients have chosen not to visit or contact their healthcare providers which has limited new patient access and conversion. In response to the outbreak, we have taken certain steps to safeguard our employees, healthcare professionals and our other partners. For example, during the first quarter of 2020, our sales force and marketing team were removed from the field and adopted remote and virtual sales activities, including tele-detailing, web-based speaker programs and virtual product education sessions, in order to meet patients’ needs. While members of our sales force have resumed in-person meetings with healthcare professionals, such sales representatives are still prohibited from engaging in certain activities that were available before the pandemic. No assurance can be made that these sales tactics will be as effective as those used prior to the outbreak of COVID-19. If the activities of our sales force continue to be disrupted or patients elect not to visit their healthcare providers during the pandemic, we may continue to generate less revenue than expected which would have a material adverse effect on our financial results and liquidity as well as hinder our ability to satisfy certain covenants contained in our Amended and Restated Credit Agreement.
We are currently unaware of any material disruptions to the supply of AMZEEQ and ZILXI and any material impact on our primary suppliers. We believe we have a sufficient amount of product in the trade and safety stock of our raw materials to support the current demand for AMZEEQ and ZILXI. While we are currently unaware of any material disruptions to our supply, our primary suppliers or our anticipated timelines for clinical results and other key milestones, we cannot guarantee that we will not experience such disruptions in the future as a result of the COVID-19 pandemic. If the outbreak of COVID-19 persists, we and our third-party contract manufacturers, contract research organizations and clinical sites may experience disruptions in supply of our product and product candidates and/or procuring items that are essential for our commercialization and research and development activities, including, for example, raw materials used in the manufacturing of our products and product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. Any negative impact that the outbreak has on the ability of our suppliers to provide materials for our product and product candidates or on retaining patients in our clinical trials could disrupt our commercialization efforts and clinical trial activities, which could adversely affect our ability to earn revenue, obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6.  Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.				X

3.2	Amended and Restated Bylaws.	8-K	9/08/2020	3.2

10.1	Amendment No. 1 to Amended and Restated Credit Agreement and Guaranty, dated August 5, 2020, by and among Menlo Therapeutics Inc., Foamix Pharmaceuticals Ltd., Foamix Pharmaceuticals Inc., the lenders party thereto and Perceptive Credit Holdings II, LP as administrative agent.	10-Q	8/6/2020	10.2

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of VYNE Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within Exhibit 101 attachments).
_______________________________________________________
*    The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of VYNE Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 5, 2020

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Andrew Saik
Andrew Saik Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)