Form 10-K
period 2020-12-31
VYNE Therapeutics Inc.
filed 2021-03-04
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___.
Commission File Number 001-38356
VYNE THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Delaware	45-3757789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
520 U.S. Highway 22, Suite 204
Bridgewater, New Jersey 08807
(Address of principal executive offices, including zip code)
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐     No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates was $245.0 million, computed by reference to the last sales price reported by the Nasdaq Global Select Market as of June 30, 2020. Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 25, 2021, there were 51,329,179 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the amendment to this Form 10-K to be filed within 120 days from December 31, 2020.

VYNE THERAPEUTICS INC.
FORM 10-K

EXPLANATORY NOTE
On September 4, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change its corporate name from "Menlo Therapeutics Inc." to “VYNE Therapeutics Inc.” (the "Company"). In addition, the Company's ticker symbol for its common stock traded on the Nasdaq Global Select Market was changed from "MNLO" to "VYNE." The Company's common stock began trading under the new name and ticker on September 8, 2020.
Descriptions of transactions that occurred prior to changing our corporate name refer to Menlo Therapeutics Inc.
DEFINITIONS
Unless otherwise indicated, all references to the “Company,” “we,” “us,” “our” and “VYNE” refer to VYNE Therapeutics Inc., a Delaware corporation, and its consolidated subsidiaries;
References to the “Board” or the “board of directors” are to the Company’s board of directors;
References to the “Companies Law” are to Israel’s Companies Law, 5759-1999, as currently amended;
References to the “Efficacy Determination” means (i) the top-line primary endpoint results of both Phase III PN Trials as delivered in the form set forth (and subject to the terms and conditions set forth) in Exhibit 2.4(g)(ii) of the Merger Agreement by QST Consultations, LTD to Menlo and Foamix; or (ii) if the top-line primary endpoint results of only one Phase III PN Trial is delivered in the form set forth (and subject to the terms and conditions set forth) in Exhibit 2.4(g)(ii) of the Merger Agreement by QST Consultations, LTD to Menlo and Foamix on or before May 31, 2020, such results as delivered in such form;
References to the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;
References to the “FDA” are to the United States Food and Drug Administration;
References to “Menlo” are to Menlo Therapeutics Inc.;
References to the “Merger Agreement” mean the Agreement and Plan of Merger, dated as of November 10, 2019, by and among Foamix, Menlo and Merger Sub, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 4, 2019;
References to “Nasdaq” are to the Nasdaq Global Stock Market;
References to “Phase III PN Trials” mean the Phase III double-blinded, placebo-controlled trials for the treatment of pruritus associated with prurigo nodularis, referenced by Protocol Numbers MTI-105 (United States) and MTI-106 (Europe), and being conducted by Synteract, Inc. and TFS International AB, respectively;
References to the “SEC” are to the United States Securities and Exchange Commission;
References to the “Securities Act” are to the Securities Act of 1933, as amended; and
References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels.
USE OF TRADEMARKS
We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including VYNE™, AMZEEQ®, ZILXI®, Molecule Stabilizing Technology (MST)™ and MST™. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:
•We are largely dependent on the success of AMZEEQ® foam for the treatment of acne and ZILXI® foam for the treatment of rosacea.
•We face risks related to COVID-19 and other health epidemics and widespread outbreaks of contagious disease, which have significantly disrupted, and may continue to significantly disrupt, our operations and impact our financial results.
•Even though AMZEEQ and ZILXI have received FDA approval, and even if our other product candidates receive regulatory approval, they may fail to achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.
•It will be difficult for us to profitably sell AMZEEQ, ZILXI or our other product candidates if reimbursement for these products is limited by government authorities and third-party payor policies.
•AMZEEQ, ZILXI and other product candidates may produce undesirable side effects that we may not have detected in our clinical trials. This could prevent us from gaining market acceptance for AMZEEQ and ZILXI or marketing approval for our product candidates, or from maintaining such acceptance and approval, and could substantially increase commercialization costs and even force us to cease operations.
•We rely on third parties to conduct some or all aspects of our drug product manufacturing, production research and preclinical and clinical testing, and these third parties may not perform satisfactorily.
•AMZEEQ and ZILXI face significant competition and our failure to compete effectively may prevent us from achieving significant market penetration and expansion.
•If we are not successful in developing, acquiring regulatory approval for and commercializing additional product candidates beyond AMZEEQ and ZILXI, our ability to expand our business and achieve our strategic objectives will likely be impaired.
•Clinical drug development is very expensive, time-consuming and uncertain. Our clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates, which could prevent or delay regulatory approval and commercialization.
•Results obtained in non-clinical studies and completed clinical trials may not predict success in later clinical trials.
•Our ability to finance our operations and generate revenues depends on the commercial success of AMZEEQ and ZILXI and our other product candidates, and failure to achieve such success will negatively impact our business.
•Our failure to successfully in-license, acquire, develop and market additional product candidates or approved products would impair our ability to grow our business and execute our strategy.
•We intend to in-license and acquire product candidates or engage in other strategic transactions, which could impact our liquidity, increase our expenses and present significant distractions to our management.
•We have incurred net losses since our inception, and anticipate that we will continue to incur net losses until such time when AMZEEQ and ZILXI are commercially successful, if at all.

•The terms of our indebtedness may limit our operational or financial flexibility and failure on the part of us or any other obligor under the Amended and Restated Credit Agreement to comply with these covenants could subject us to defaults under the Amended and Restated Credit Agreement.
•We may not receive market exclusivity for our products under the Hatch-Waxman Act since our products and lead product candidate are based on an “old antibiotic” and therefore potential competitors may develop generic versions of our products after launch that, if approved, could compete directly with our product(s) sooner than we expect.
•We are subject to various U.S. federal, state, local and foreign health care fraud and abuse laws, including anti-kickback, self-referral, false claims and fraud laws, health information privacy and security, and transparency laws, and any violations by us of such laws could result in substantial penalties or other consequences including, criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
•Healthcare reforms by governmental authorities and related reductions in pharmaceutical pricing, reimbursement and coverage by third party payors may adversely affect our business.
•If our efforts to obtain, protect or enforce our patents and other intellectual property rights related to our launched products AMZEEQ, ZILXI and our Phase III-ready product candidate FCD105, or any of our other product candidates are not adequate, we may not be able to compete effectively and we otherwise may be harmed.
•Changes in U.S. or foreign patent law and practice could diminish the value of patents in general, thereby impairing our ability to protect our products.
•If we are unable to secure registrations and protect our trademarks and trade dress from infringement, our business prospects may be harmed.
The summary risk factors described above should be read together with the text of the full risk factors, in the section entitled “Risk Factors” in Part I, Item 1.A. and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full later in this report are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” “until,” “if” and similar expressions or variations.
These forward-looking statements include, but are not limited to, statements regarding the following matters:
•our ability to successfully commercialize AMZEEQ and ZILXI and our other product candidates, if approved;
•disruptions related to COVID-19 or another pandemic, epidemic or outbreak of a contagious disease, on the ability of our suppliers to manufacture and provide materials for our products and product candidates, initiating and retaining patients in our clinical trials, distribution of our products and business sales execution, operating results, liquidity and financial condition;

•the regulatory approval process for our product candidates, including any delay or failure in obtaining requisite approvals;
•the potential market size of treatments for any diseases and market adoption of our products, if approved or cleared for commercial use, by physicians and patients;
•the timing, cost or other aspects of the commercialization of AMZEEQ, ZILXI and our product candidates, if approved;
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
•the timing, costs or results of litigation, including litigation to protect our intellectual property, including our ability to challenge successfully intellectual property claimed by others;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk Factors” in Part I, Item IA and elsewhere in this Annual Report on Form 10-K as well as our other filings made with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I
ITEM 1 - BUSINESS
Overview
We are a specialty pharmaceutical company focused on developing proprietary, innovative and differentiated therapies in dermatology and beyond. Our products, AMZEEQ® (minocycline) topical foam, 4% (“AMZEEQ”) for the treatment of inflammatory lesions of moderate-to-severe acne vulgaris in adults and patients 9 years of age and older, and ZILXI® (minocycline) topical foam, 1.5% (“ZILXI”) for the treatment of inflammatory lesions of rosacea in adults, are the first topical minocycline products to be approved by the FDA. AMZEEQ and ZILXI were commercially launched in January and October of 2020, respectively, and serve as a springboard for commercializing additional innovative products. Our product pipeline includes FCD105 (minocycline 3% and adapalene 0.3%) ("FCD105"), our proprietary novel topical combination foam formulation of minocycline and adapalene for the treatment of moderate-to-severe acne vulgaris. FCD105 is a Phase 3-ready asset that we believe has the potential to be a best-in-class treatment for patients with acne. In addition, we recently announced a development program for FMX114, which is a combination topical gel for the potential treatment of mild-to-moderate atopic dermatitis. We plan to conduct a Phase 2a proof-of-concept study for FMX114 in the third quarter of 2021.
AMZEEQ and ZILXI utilize our proprietary Molecule Stabilizing Technology (MST)™ delivery system that is also being used to develop FCD105. Our MST™ proprietary foam platform is designed to optimize the topical delivery of minocycline, an active pharmaceutical ingredient ("API") that was previously available only in oral form despite its prevalent use in dermatology. In addition to the MST platform, we have a number of proprietary delivery platforms in development that enable topical delivery of other APIs, each having unique pharmacological features and characteristics designed to keep the API stable when delivered and directed to the target site. We believe our MST vehicles and other topical delivery platforms may offer significant advantages over alternative delivery options and are suitable for multiple application sites across a range of conditions.
Our Strategy
In March 2020, we combined with Foamix Pharmaceuticals Ltd. (“Foamix"). Prior to the merger transaction, the Company’s strategy was focused on the development and commercialization of serlopitant for pruritic conditions. Following the receipt of the results of the Phase III PN Trials, we discontinued the development of serlopitant. Currently, our strategy is to develop and commercialize proprietary, innovative and differentiated therapies that we believe can advance the standard of care for patients with high unmet needs in dermatology. The key components of our strategy are to:
Commercialize AMZEEQ and ZILXI, and any of our other products which are approved for marketing. We are commercializing our AMZEEQ and ZILXI products in the United States by deploying a specialized, focused and scalable sales force targeting dermatologists and other healthcare practitioners. We believe that having this synergistic cross-brand commercial footprint allows us to effectively target key prescribers and leads to efficient sales activity. We are also actively pursuing opportunities to out-license our products and product candidates to third parties for development and commercialization outside the United States. For example, in April 2020, we entered into a license agreement with Cutia Therapeutics (HK) Limited, a company organized and existing under the laws of Hong Kong (“Cutia”), pursuant to which we granted Cutia a license to obtain regulatory approval of and commercialize our minocycline products in Greater China in exchange for an upfront payment of $10 million and quarterly royalties on net sales.
Develop our combination product candidate, FCD105. In June 2020, we announced positive results from a Phase 2 clinical trial evaluating the preliminary safety and efficacy of FCD105, the first ever topical minocycline-based combination product, for the treatment of moderate-to-severe acne vulgaris. We anticipate commencing a Phase 3 trial in 2021. If approved by the FDA, FCD105 will expand our product offering, which we believe will enhance our position as a scaled leader in dermatology.
Identify, in‑license and acquire new products and product candidates. In addition to developing product candidates organically within our organization, we intend to identify, evaluate, in‑license and acquire products and product candidates from third parties by leveraging our business development capabilities. With a goal of building a well‑balanced and diversified portfolio, we assess a variety of factors for potential product candidates and technologies. Our criteria for possible acquisition or in-licensing opportunities includes rationale for addressing the disease, likelihood of regulatory approval, commercial viability, intellectual property protection, prospects for favorable pricing and reimbursement and competition. We intend to continue to be opportunistic in our business development activities to achieve our long-term strategic goals.

Advance early‑stage product candidates into late‑stage development, including FMX114. In developing early‑stage product candidates, such as FMX114, we focus on converting our understanding of disease states into proprietary, innovative, and differentiated therapies to address the unmet needs of patients. We seek to establish proof‑of‑concept and create intellectual property protection for these product candidates. Using this approach, our experienced management team is able to determine whether and how to advance product candidates into the next stages of development in a cost-effective manner, which we believe increases our ability to direct resources to promising programs and enhances our likelihood of successfully developing and commercializing our product candidates. In addition, we may also seek collaborations, licenses and other strategic relationships to assist in advancing and expanding our current and any future product candidates in order to drive value.
Our Portfolio of Products and Product Candidates
The following provides a developmental summary of our products and key product candidates. The light blue represents the anticipated stage by year end 2021.
AMZEEQ for moderate-to-severe acne
Overview
AMZEEQ (4% minocycline foam), formerly known as FMX101, was approved by the FDA in October 2019 and became available in pharmacies nationwide in January 2020. AMZEEQ is a once-daily novel topical antibiotic foam formulation of minocycline for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older. AMZEEQ utlizes our proprietary MST™ technology and is the first topical minocycline to be approved by the FDA for any condition. We believe that the combination of a well established antibiotic in a well-tolerated, easy to use foam makes AMZEEQ a very attractive treatment option for patients.
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
The current U.S. market size for treatment of acne is considerable and estimated at approximately $5 billion and 22 million prescriptions in 2019, presenting significant unmet needs of patients and healthcare providers to be addressed. As the first topical minocycline to be approved by the FDA for any condition, we believe that AMZEEQ may provide a new treatment alternative for patients and healthcare providers who are unsatisfied with their current therapies.
Limitations of oral minocycline for acne
Oral minocycline, such as Solodyn, has been widely prescribed for the treatment of moderate-to-severe acne. According to the product label of Solodyn, inflammatory lesions were reduced by 44% at week 12 following use, and a positive effect on the reduction of non-inflammatory acne lesions versus vehicle was not demonstrated. According to its product label, the most common adverse systemic side effects of Solodyn include diarrhea, dizziness, drowsiness, indigestion, lightheadedness, loss of appetite, nausea, sore mouth, throat or tongue and vomiting.
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
ZILXI for papulopustular rosacea
Overview
ZILXI (1.5% minocycline foam), formerly known as FMX103, was approved by the FDA in May 2020 and became available in pharmacies nationwide in October 2020. ZILXI is a once-daily novel antibiotic foam formulation of minocycline for the treatment of inflammatory lesions of rosacea in adults. Similar to AMZEEQ, ZILXI leverages our MST™ technology and is the first minocycline product of any form to be approved by the FDA for use in rosacea. We believe the anti-inflammatory properties of minocycline delivered in our innovative foam technology make ZILXI a highly appealing treatment option for rosacea patients.
Market Opportunity
Papulopustular rosacea is a chronic skin disease causing inflammatory lesions (papules and pustules) on the face. It can create psychosocial burdens, such as embarrassment, anxiety and low self-esteem that adversely affect quality of life. Rosacea is most frequently seen in adults between 30 and 60 years of age and affects more than 16 million people in the United States alone. There is no known cure for rosacea and the exact root cause of the disease remains unknown, though both genetic and environmental factors are thought to have an impact on its outbreak. Mild papulopustular rosacea is currently treated by topical antimicrobials (such as metronidazole, clindamycin and ivermectin) or azelaic acid, while the mainstays for the treatment of moderate-to-severe rosacea are systemic antibiotics such as minocycline and doxycycline.
The current U.S. market size for treatment of rosacea in adults is estimated to be approximately $1 billion and 4.4 million prescriptions, and we believe that ZILXI provides a new treatment alternative for patients and healthcare providers who are unsatisfied with their current therapies.
FCD105 for moderate-to-severe acne vulgaris
Overview
Our combination product candidate FCD105 (minocycline 3% and adapalene 0.3%) is our proprietary novel topical combination foam formulation of minocycline and adapalene minocycline for the treatment of moderate-to-severe acne vulgaris. Based on the Phase 2 data, as further discussed below, we believe FCD105 has the potential to be a best-in-class treatment for patients with acne.
FCD105 foam combines the bacteriostatic and anti-inflammatory properties of minocycline with the third-generation retinoid, adapalene, which acts in regulating the differentiation of follicular epithelial cells. Oral minocycline and topical adapalene products are approved for use in the treatment of acne vulgaris in the United States, with the latter available in combination and as monotherapy. Pending a successful development program, we intend to file an NDA for FCD105 under the FDA 505(b)(2) regulatory pathway, which is the same regulatory pathway we have pursued for AMZEEQ and ZILXI.
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
FCD105 Phase II clinical trial
On September 19, 2019, we announced that the first patient had been enrolled in our Phase II clinical trial (Study FX2016-40) to evaluate the efficacy and safety of FCD105.
Study FX2016-40 is a prospective, randomized, double-blind, vehicle-controlled Phase 2 trial that enrolled 447 patients aged 12 years and older with a clinical diagnosis of moderate-to-severe acne vulgaris. Patients were randomized to one of four treatment arms: FCD105 foam, 3% minocycline foam, 0.3% adapalene foam, or vehicle foam and self-applied their assigned treatment once daily for 12 weeks. The primary efficacy endpoints were: (1) the proportion of patients achieving treatment success at week 12 based on an Investigator's Global Assessment (“IGA”) (success is defined as a score of 0 "clear" or 1 "minimal" and at least a two-grade improvement from baseline), (2) the mean change from baseline in inflammatory lesion counts in each treatment group at week 12, and (3) the mean change from baseline in non-inflammatory lesion counts in each treatment group at Week 12. Safety evaluations include reported adverse events, local skin tolerability assessments, physical examinations and vital signs.
On June 2, 2020, we announced positive results from this Phase II clinical trial evaluating the efficacy and safety of FCD105.
FCD105 showed a highly statistically significant improvement compared to vehicle for the endpoints of (1) IGA treatment success (IGA score “0” or “1” and at least a two-grade improvement from baseline) and (2) absolute change from baseline in mean inflammatory counts at week 12. The proportion of patients achieving IGA treatment success in the FCD105 treatment group was 35.9% compared to 15.7% of patients in the vehicle treatment group (p=0.0003). Absolute reduction in inflammatory lesion counts at Week 12 was -19.4 (-64.1%) for the FCD105 treatment group compared to -15.58 (-50.9%) for the vehicle treatment group (p=0.0020).
The trial was not powered to demonstrate a statistical difference between FCD105 and either 3% minocycline foam or 0.3% adapalene foam treatments; however, the majority of these comparisons did show a statistically significant improvement of FCD105 at week 12. Numerical improvement was observed for FCD105 on all efficacy endpoints for these comparisons at week 12.
Absolute reduction in non-inflammatory lesion counts at week 12 was also assessed with a mean lesion count reduction of -24.94 (-51.0%) for the FCD105 treatment group compared to -22.87 (-45.9%) for the vehicle treatment group. Although numerical improvement was shown, this was not statistically significant, which has been attributed to outlier results affecting both FCD105 and vehicle treatment groups. Conversely, absolute reduction in non-inflammatory lesion counts at week 12 for FCD105 did show a statistically significant improvement compared to each of 3% minocycline foam and 0.3% adapalene foam.

The most commonly reported treatment-emergent adverse event in the trial was upper respiratory tract infection (4.9% in the vehicle treatment group), with dry skin being the most commonly reported cutaneous adverse event (3.6% in the 0.3% adapalene treatment group). The majority of adverse events were assessed as mild in severity. There were no serious adverse events.
FCD105 was comparably tolerated to vehicle in all local skin tolerability assessments with 93% or greater of severity scores being assessed as “none” or “mild” for burning/stinging, itching, dryness, scaling, erythema and hyperpigmentation.
In November 2020, we conducted an End-of-Phase 2 meeting with the FDA to confirm the key elements of the Phase III program to support a New Drug Application for FCD105. We anticipate initiating our Phase III program in 2021.
FMX114 for mild-to-moderate atopic dermatitis
In March 2021, we announced development plans for FMX114 for the potential treatment of mild-to-moderate atopic dermatitis. FMX114 is a fixed combination of tofacitinib, which is a pan-Janus kinase (JAK) inhibitor, and fingolimod, a sphingosine 1-phosphate receptor modulator. FMX114 attempts to address both the source and cause of inflammation in atopic dermatitis and support skin barrier recovery. FMX114, our first product candidate designed to target atopic dermatitis, will be evaluated in a Phase 2a proof-of-concept study expected to begin in the third quarter of 2021.
Serlopitant for Pruritus
Prior to the Merger, the Company was focused on the development and commercialization of serlopitant for the treatment of pruritus, or itch, associated with various conditions, such as prurigo nodularis and psoriasis. Serlopitant is a highly selective small molecule inhibitor of the neurokinin 1 receptor, or NK1-R, given as a once-daily, oral tablet. On April 6, 2020, we announced that our Phase III PN Trials evaluating the safety and efficacy of once daily oral serlopitant for the treatment of pruritus associated with prurigo nodularis (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Following the receipt of such results, the Company has decided to discontinue the internal development of serlopitant.
Manufacturing
We do not own or operate manufacturing facilities for the production of AMZEEQ, ZILXI or any of our product candidates. We currently contract with third party manufacturers for all of our required raw materials, active ingredients and finished products for our preclinical research and clinical trials for our product candidates and for the supply of finished product for commercial use. We currently have no plans to establish our own manufacturing capabilities and plan to continue to rely on third-party manufacturers for any future trials of our product candidates and commercialization of our products.

We, together with our contract manufacturing organizations, or CMOs, have developed the validation processes, methods, tests and/or controls suitable for commercial scale manufacturing of our products and various product candidates and for defining their properties. Changes in manufacturing scale or the manufacturer may require changes to processes, methods, tests and/or controls, which may take time to develop, validate and implement.
On October 21, 2019, we entered into a Contract Manufacturing and Supply Agreement with ASM Aerosol-Service AG, or ASM, pursuant to which ASM agreed to exclusively manufacture and supply AMZEEQ and ZILXI for a specified price per can of product. Pursuant to the agreement, ASM has agreed to manufacture and supply all of our commercial needs for AMZEEQ and ZILXI on an exclusive basis for a period of four years, subject to certain exceptions. We are not required to purchase a minimum amount of the products under the ASM agreement. In addition, ASM will not be permitted to manufacture or supply to a third party any topical product containing minocycline or minocycline hydrochloride during the term of the ASM agreement and for two years after the termination or expiration of the ASM agreement. We also have supply agreements in place for the commercial supply of the drug substance minocycline hydrochloride, which is contained in our products and product candidates. We currently have a development contract and quality agreement in place with one CMO for the manufacturing of FCD105 for our clinical trials.
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
Our products, AMZEEQ and ZILXI, and our product candidates, if approved, may not be able to be produced in sufficient commercial quantities, in compliance with regulatory requirements or at an acceptable cost. We and our contract manufacturers are, and will be, subject to extensive governmental regulation in connection with the manufacture of any pharmaceutical products or medical device constituent components. We and our contract manufacturers must ensure that all of the processes, methods and equipment are compliant with cGMP and the FDA’s GLP for drugs on an ongoing basis, as mandated by the FDA and foreign regulatory authorities, and conduct extensive audits of vendors, contract laboratories and suppliers.
Commercialization
We have a scalable commercial infrastructure to support the sales of AMZEEQ, ZILXI and our product candidates, including FCD105, if approved, in the United States, and intend to partner with third parties outside the United States to launch our products in other geographic territories or therapeutic classes. See “—Development and License Agreements—Cutia License for Minocycline Products.” Our market strategy for AMZEEQ and ZILXI, physician targeting models, and portfolio strategies are designed to capitalize on infrastructure synergies. Our commercial sales force of approximately 50 representatives is responsible for selling both AMZEEQ and ZILXI and specifically targets dermatologists and other healthcare practitioners who diagnose and manage dermatologic conditions. We also have a centralized marketing, market access, supply chain and distribution infrastructure.
For the year ended December 31, 2020, a significant percentage of our sales were to three national wholesale drug distributors. In the fourth quarter of 2020, we expanded our distribution capabilities with respect to AMZEEQ and ZILXI. In addition to distributing our products through national wholesalers, we have established direct relationships with certain independent and specialty pharmacies which account for a significant portion of volume in dermatology. We believe that dermatologists frequently rely on prescribing acne and rosacea products through independent and specialty pharmacies to ensure seamless access to the products they and their patients desire. As a result, we believe that these relationships will help further reduce the barriers for patients to initiate and maintain therapy with our products.
Additionally, continuous efforts are deployed to identify unmet needs in the dermatology market, assess their commercial potential and advise on the prioritization of the development of our future product candidates accordingly.
Development and License Agreements
Parallel to the development of our product candidates, we have entered into development and license agreements with various pharmaceutical companies. Certain licenses combine our emulsion-based foam technology with drugs selected by the licensee to create new product offerings for patients. Each license agreement entitles us to service payments, contingent payments and royalties from sales of any new products that are commercialized. Each agreement is exclusive only to the specific drug that is licensed, leaving us the rights to commercialize and develop products with other drugs for the same indications using our proprietary foam technology while also allowing the licensee to apply the new products to any indication with its specific drug. A summary of our material license agreements is set forth below.
Cutia License for Minocycline Products
On April 21, 2020, we entered into a License Agreement with Cutia (the “Cutia License Agreement”). Pursuant to the Cutia License Agreement, we granted Cutia an exclusive license to obtain regulatory approval of and commercialize AMZEEQ and ZILXI in mainland China, Taiwan, Hong Kong and Macau (each a “Region” and collectively, the “Territory”). In addition, Cutia has been granted an exclusive license to obtain regulatory approval of and commercialize FCD105 (together with AMZEEQ and ZILXI, the “Licensed Products”) in the Territory if and as approved by the FDA in the United States. We have agreed to supply the finished Licensed Products to Cutia for clinical and commercial use at an agreed price.
We received an upfront cash payment of $10.0 million pursuant to the Cutia License Agreement. We will be entitled to receive an additional $1.0 million following the first regulatory approval of any of the Licensed Products by the National Medical Product Administration of the People’s Republic of China. In addition, we will be entitled to receive a royalty on net sales of the Licensed Products in the Territory each quarter. The royalties will be payable on a Licensed Product-by-Licensed Product and Region-by-Region basis and will be paid until the later of (i) ten years from the date of first commercial sale of such Licensed Product in such Region and (ii) the expiration of the last claim of our patent covering such Licensed Product in such Region.
We may terminate the Cutia License Agreement if, among other things, Cutia challenges the validity, enforceability or scope of any of our licensed patents in respect of the Licensed Products in a litigation or other court proceeding, subject to certain exceptions. Cutia may terminate the Cutia License Agreement at any time upon 90 days’ prior written notice. In addition, Cutia may terminate the Cutia License Agreement if a regulatory authority in the Territory has ordered Cutia to stop all sales of Licensed Products in the Territory due to a safety concern, subject to certain exceptions. The Cutia License Agreement also contains representations and warranties customary for this type of agreement, including with respect to intellectual property rights.
LEO Pharma A/S for Finacea Foam
In September 2015, Bayer HealthCare AG, or Bayer, began selling in the United States a product branded Finacea, based on our foam technology. Finacea is a prescription topical drug which was developed through a collaboration between Bayer and Foamix. It is the first prescription product developed using our proprietary technology that has been approved by the FDA for sale in the United States. Bayer listed in the Orange Book several patents that were licensed from us in connection with the development of Finacea. According to our initial license agreement with Bayer, we are entitled to receive royalties and certain contingent payments upon the commercialization of Finacea. On September 4, 2018, LEO Pharma A/S ("Leo") acquired Finacea from Bayer. As part of the acquisition, our license agreement with Bayer with respect to Finacea was assigned to LEO. LEO has assumed all of the rights and responsibilities of Bayer under the license agreement as it relates to Finacea, including the payment of royalties to us and rights and obligations related to patent litigation matters.
In April 2019, LEO informed us that the batches of API intended for use in Finacea and produced by a contract manufacturer had failed to meet the required specifications for the finished product. As a result, LEO was unable to manufacture the Finacea product for sale, which, in turn, stopped the royalty payments from LEO to us during the time of the supply interruption. In April 2020, LEO remedied the supply issues and resumed commercial sales in the United States. This supply chain issue for Finacea was unrelated to our manufacturing, production or supply of AMZEEQ, ZILXI, FCD105 or any of our other product candidates. In 2020, we received (or became entitled to receive) a total of $0.8 million in royalties from sales of Finacea from LEO.
Together with LEO, we resolved litigation against Taro, Teva and Perrigo for their alleged infringement of certain of our patents following their submission of an ANDA to the FDA seeking approval to manufacture and sell a generic version of Finacea. This settlement concludes the litigation relating to Finacea. See also “Risk Factors—Risks Related to Our Intellectual Property—We have received notice letters of ANDAs submitted for drug products that are generic versions of Finacea foam and we have been involved in lawsuits to protect and enforce our patents, and while we have now settled all these lawsuits we may in the future be involved in other lawsuits to protect and enforce our patents, for example, if we receive new notice letters of submission of an ANDA to the FDA seeking approval to manufacture and sell a generic version of a product with Orange Book listed patents.”
Merck License for Serlopitant

In December 2012, Menlo entered into a license agreement with Merck for exclusive worldwide royalty free rights for the development and commercialization of serlopitant and two other NK1 R antagonists in all human diseases, disorders or conditions, except for in the field of treatment or prevention of nausea or vomiting, which was retained by Merck. We paid Merck an upfront licensing fee of $1.0 million and issued to Merck an aggregate of 1,243,168 shares of our common stock. In addition, we have agreed to make aggregate payments of up to $25.0 million upon the achievement of specified development and regulatory milestones for serlopitant. Furthermore, if we choose to pursue the development of any other non-serlopitant product pursuant to this agreement, we may owe up to an aggregate of $50.0 million of additional payments upon the achievement of specified development and regulatory milestones. In 2018, upon dosing our first patient in our Phase 3 clinical trial for serlopitant for the treatment of pruritus associated with PN, we paid a milestone payment of $3.0 million to Merck. We are responsible for the prosecution and enforcement of patents licensed under the agreement. The agreement contains customary representations, warranties, and indemnities, and terminates on the date of achievement of all of milestones set forth in the agreement, after which our licenses become fully paid and perpetual. Each party may also terminate the agreement for material breach by the other party or for certain bankruptcy or insolvency related events, and we may terminate the agreement without cause at any time upon advance written notice to Merck.
The Company has decided to discontinue the internal development of serlopitant following the receipt of the results of the Phase III PN Trials in April 2020.
Additional Research and Development
In addition to AMZEEQ for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older, ZILXI for the treatment of rosacea in adults, FCD105 for the treatment of moderate-to-severe acne vulgaris and licensed products resulting from our development and license agreements with various pharmaceutical companies, we are developing product candidates for various indications to which we own worldwide rights, and which are based on formulations and adaptations of our patented, versatile foam platforms or other dosage forms and/or new technology.
We intend to selectively proceed into clinical trials with these formulations under the FDA’s 505(b)(2) regulatory pathway wherever necessary to expedite FDA approval, and according to our identification of unmet needs and potential market opportunities.
For the fiscal year ended December 31, 2020, our research and development expenses totaled $43.5 million. Prior to the Merger, our research and development expenses totaled $51.2 million and $64.5 million in 2019 and 2018, respectively. In the ordinary course of business, we enter into agreements with third parties such as contract research organizations, or CROs, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials and aspects of our research and preclinical testing. These CROs and other third parties provide us with project management, monitoring, regulatory consulting and investigative services, and their fees are part of our research and development expenses.
Intellectual Property – our Products and Pipeline Clinical Trial Product Candidates
Our intellectual property and proprietary technology are essential to the development, manufacture and sale of our topical AMZEEQ and ZILXI foam products, our phase III ready FCD105 combination product and our clinical stage future pipeline product candidates. We are committed to protecting our intellectual property rights, core technologies and other know-how, through a combination of patents, trademarks, trade dress, trade secrets, copyrights, non-disclosure and confidentiality agreements, common interest agreements to protect privileged confidential information, licenses, assignments of invention and other contractual arrangements with our employees, scientific advisors, consultants, partners, suppliers, customers and others. Such agreements and rights may however be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets and other proprietary and confidential information may otherwise become known or be independently discovered by competitors. To the extent that our employees, scientific advisors, consultants, partners or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know how and inventions. Additionally, we rely on our research and development program, clinical trials, know-how and marketing and distribution programs to advance our products. Our commercial success may depend on our ability to defend and assert our intellectual property and other rights, which is uncertain.
Our commercial success will also depend at least in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third party patent would require us to alter our development or commercial strategies, alter our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our current and future drugs may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or other proceedings in the United States Patent and Trademark Office,

or USPTO, to determine priority of invention. We may also have to participate in court proceedings or arbitration to defend and assert our rights.
As of December 31, 2020, the combined portfolio of the merged company had a patent portfolio of over 215 granted patents in certain countries worldwide, including over 90 granted patents in the United States. Additionally, as of December 31, 2020, we had a number of pending patent applications worldwide, of which over 25 are pending in the United States. Our portfolio also includes a significant number of issued patents from licenses. The portfolio describes and claims topical delivery platforms, including various foam-based platforms, and other technology such as patents and applications in relation to serlopitant, its uses and compositions for oral delivery. Our main foam-based platform, which is the subject of various patents and pending patent applications, relates to our minocycline foam products, and utilizes our proprietary Molecule Stabilizing Technology (MST)™ platform. We also have granted patents in the United States for our various other foam platforms, such as emulsion foam, hydrophobic foam, hydro-alcoholic foam, and aqueous foam and we have additional patents directed to other technology.

AMZEEQ and ZILXI
Our most important issued patents are various U.S. patents relating to our AMZEEQ and ZILXI foam products, and to our Phase III-ready topical combination foam candidate FCD105. We have a number of issued U.S. patents listed in the FDA’s Orange Book in relation to ZILXI and AMZEEQ. Subject to payments of the appropriate maintenance fees, the patents related to ZILXI expire in 2030 and the patents related to AMZEEQ expire in 2030 and 2037. These patents generally relate to a composition of matter comprising a claim to a minocycline formulation or to a formulation of a tetracycline antibiotic, which can include minocycline or doxycycline, or to methods of treatment using the compositions and therefore, may be less protective than patents that claim a new drug. We also have granted patents and pending patent applications in a number of foreign jurisdictions with specifications relating to AMZEEQ, ZILXI, or FCD105.
AMZEEQ, ZILXI and FCD105 are based on a different foam technology platform and are supported by different patents and applications than those patents listed in the Orange Book for the foam technology used in Finacea foam.
Serlopitant
We have discontinued the internal development of serlopitant. We currently own and have licensed various granted patents related to serlopitant in the United States. We have a granted patent licensed from Merck with claims in relation to the compound serlopitant and to a composition of matter comprising serlopitant that is expected to expire in 2025 in the United States, if the appropriate maintenance fees are paid. Patent applications in the same family were also filed internationally and patents have been granted in multiple foreign jurisdictions. We additionally have granted patents in the United States claiming methods-of-use for serlopitant that are expected to expire in 2033 in the United States, if the appropriate maintenance fees are paid. From this family we also have patents granted in several foreign jurisdictions and patent applications pending in the United States and in various foreign jurisdictions.
An additional patent term of up to five years may potentially be awarded in the United States for one of the serlopitant U.S. patents as a result of the patent term extension provision of the Hatch Waxman Act, if regulatory approval of serlopitant is obtained. Further, depending on national laws in certain foreign jurisdictions, an extension of patent term may also potentially be available if regulatory approval of serlopitant is obtained in those countries. For example, a supplementary protection certificate, if obtained in Europe, can provide up to a maximum five years of market exclusivity. Likewise, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.
Competition
The medical and pharmaceutical industries in which we operate are intensely competitive and subject to significant technological change and changes in practice. While we believe that our innovative technology, knowledge, experience and resources provide us with competitive advantages, we may face competition from many different sources with respect to AMZEEQ and ZILXI and our other pipeline products or any product candidates that we may seek to develop or commercialize in the future. Possible competitors may include pharmaceutical companies, academic and medical institutions, governmental agencies and public and private research institutions. These prospective competitors have the ability to effectively discover, develop, test and obtain regulatory approvals for products that compete with ours, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.

Currently marketed products that could compete with AMZEEQ include: (i) oral products such as Solodyn (minocycline, Bausch Health), Minocin (minocycline, Bausch Health), Ximino (minocycline extended release, Journey Medical Corporation), Doryx (doxycycline, Mayne Pharmaceuticals), Targadox (doxycycline, Journey), Acticlate (docycycline, Almirall), Claravis (isotretinoin, Teva Pharmaceuticals), Myorisan (isotretinoin, Douglas Pharmaceuticals) and Seysara (sarecycline, Almirall) and (ii) topical products such as Epiduo (adapalene + BPO, Galderma), Aczone (dapsone, Almirall), Retin-A (tretinoin, Bausch Health), Onexton-Acanya (clindamycin + BPO, Bausch Health), Benzaclin (benzoyl peroxide + clindamycin, Bausch Health), Arazlo (tazarotene, Bausch Health), Tazorac (tazarotene, Almirall), Altreno (tretinoin, Ortho Derm), Aklief (trifarotene, Galderma), Fabior (tazarotene, Mayne Pharmaceuticals), Ziana (clindamycin + tretinoin, Medicis Pharmaceutical), Differin (adapalene, Galderma) and Winlevi (clascoterone, Cassiopea SpA).
Currently marketed products that may compete with ZILXI include: (i) branded and generic oral products containing minocycline and Oracea (doxycycline, Galderma) and (ii) topical products such as all forms of metrogel/metronidazole available as a branded or generic product, Soolantra (ivermectin, Galderma) and Finacea (azaleic acid, LEO). Other topical products that may also compete include Mirvaso (brimonidine, Galderma Laboratories ) and Rhofade (oxymetazoline, Epi Health), which are used to reduce redness.
In addition, new products are currently being developed that may compete with AMZEEQ and ZILXI, including, generic versions of any of the above on-marketed products. In September 2019, Hovione Farmaciencia SA, a private company, announced details of its planned Minocycline Against Rosacea Study, Phase 3 development program for the treatment of moderate-to-severe inflammatory rosacea with HY01, a 3% topical gel suspension containing minocycline non-hydrochloride. In January 2020, BioPharmX Corporation entered into a Merger Agreement with Timber Pharmaceuticals LLC and intends to “evaluate BioPharmX's Phase 3 ready proprietary topical minocycline gel programs.” This product has previously been studied by BioPharmX in the treatment of inflammatory lesions of acne vulgaris and papulopustular rosacea. Glenmark is developing a minocycline gel and is working on a minocycline combination product. In addition, PDUFA dates for Sol-Gel’s EPSOLAY (microencapsulated benzoyl peroxide cream, 5%) for inflammatory lesions of rosacea, and for TWYNEO (microencapsulated benzoyl peroxide, 3% and microencapsulated tretinoin, 0.1%) for acne vulgaris have been set for 2021. Sol-Gel is also working on a minocycline composition. If ultimately approved and launched in the United States, these product candidates, and others that may be in development, could be direct competitors to AMZEEQ and ZILXI.
Licenses have been granted for certain topical products with various licensees combining our proprietary technology with a drug selected by the licensee. The development of these products is uncertain. They may have been delayed or adversely affected following the advent of the COVID crisis and some or all may not continue. While the licenses we grant are exclusive with respect to the specific drug which is licensed, our agreements with these licensees allow them to commercialize the licensed developed products for any topical dermatological application, not just for the specific indication for which each product was originally intended. If any such licensed product proves to be effective for moderate-to severe acne, rosacea or any other indication that we are pursuing with AMZEEQ, ZILXI, FCD105 or our other product candidates, we may face competition from these licensees. Although these products would be based on a different foam technology than the technology platforms used in our in-house minocycline-based products, such licensed products may nevertheless pose a competitive challenge, as they will have the benefit of our foam technology coupled with the licensees’ potentially greater resources, experience and brand recognition, extensive marketing channels and other capabilities, and possibly the advantage of entering the market before us.
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
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA and implementing regulations. In general, new drug products require the submission of a NDA and approval thereof by the FDA prior to being marketed in the United States. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions and enforcement actions brought by the FDA, the Department of Justice or other governmental entities. Possible sanctions may include the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties.
The process required by the FDA prior to marketing and distributing a new drug product in the United States generally involves the following:
•completion of laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practices, or GLP, or other applicable regulations;
•submission to the FDA of an application for an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated at that site;
•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for its intended use;
•preparation and submission to the FDA of a NDA or supplemental NDA;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product or components thereof are produced, to assess compliance with current Good Manufacturing Good Practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•satisfactory completion of FDA audits of clinical trial sites and the sponsor’s clinical trial records to assure compliance with GCPs and the integrity of the clinical data;
•payment of user fees and FDA review and approval of the NDA; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.
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
Clinical trials are typically conducted in three sequential phases, which, in some cases, may overlap or be combined:
•Phase I: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.
•Phase II: The drug is administered to a limited patient population to identify possible short-term adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•Phase III: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.
Submission of a NDA to the FDA
The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture, control and composition of the product, are submitted to the FDA as part of a NDA requesting approval to market the product candidate for a proposed indication. Under the Prescription Drug User Fee Act, or PDUFA, as amended, applicants are required to pay fees to the FDA for reviewing an NDA. These user fees, as well as the annual fees required for commercial manufacturing establishments and for approved products, can be substantial. Each NDA submitted to the FDA for approval is reviewed for administrative completeness and reviewability within 60 days following submission of the application. If found complete, the FDA will “file” the NDA, thus triggering a full review of the application. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission.
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
Before approving a NDA, the FDA may inspect the facilities at which the product is manufactured or facilities that are significantly involved in the product development and distribution process, and will not approve the product unless cGMP compliance is satisfactory at such facilities. The FDA may deny approval of a NDA if applicable statutory or regulatory criteria are not satisfied, or it may require additional testing or information, which can delay the approval process. FDA approval of any application may include many delays or may never be granted. If a product is approved, the approval will specify the indicated uses for which the product may be marketed in the United States pursuant to that NDA, may require that warning statements be included in the product labeling, may require that additional studies or trials be conducted following approval as a condition of the approval, may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of risk evaluation and mitigation strategies ("REMS"), or may impose other limitations. After evaluating the NDA and all related information, including any advisory committee recommendation, if applicable, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA will issue an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or non-clinical testing in a resubmission to the NDA in order for the FDA to reconsider the application. FDA has committed to reviewing such submissions in two or six months depending on the type of information included in the resubmission. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
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
Once a NDA is submitted for a product intended to treat a serious condition, the FDA may assign a priority review designation if FDA determines that the product, if approved, would provide a significant improvement in safety or effectiveness. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the current PDUFA agreement, for NDAs for new molecular entities, these six- and ten- month review periods are measured from the 60-day filing date rather than the receipt date, which typically adds approximately two months to the timeline for review from the date of submission. Most products that are eligible for fast track and/or breakthrough therapy designation are also likely to be considered appropriate to request and potentially receive a priority review. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In addition, the manufacturer of an investigational drug for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on responding to requests for expanded access. Furthermore, fast track designation, breakthrough therapy designation, accelerated approval and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.
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
In addition, an applicant may submit a NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of a NDA where at least some of the information required for approval comes from FDA’s conclusions of safety or efficacy from studies or trials not conducted by or for the applicant, and for which the applicant has not received a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the approved reference, or “listed” drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.
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
The Orange Book
In seeking approval for a drug through a NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are considered to be therapeutically equivalent to the listed drug, are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug in accordance with state law.
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
A certification that the new product will not infringe the previously approved product’s listed patent or that such patent is invalid or unenforceable is known as a Paragraph IV certification. If the applicant does not challenge one or more listed patents through a Paragraph IV certification, the FDA will not approve the Section 505(b)(2) NDA application until all the listed patents claiming the referenced product have expired. Further, the FDA will also not approve, as applicable, a Section 505(b)(2) NDA application until any non-patent exclusivity, such as, for example, five-year exclusivity for obtaining approval of a new chemical entity, three-year exclusivity for an approval based on new clinical trials, and additional 6 months pediatric exclusivity if applicable, listed in the Orange Book for the referenced product, has expired. If a generic drug product is ready for approval before the expiration of any patents or exclusivities accorded to the reference listed drug product, the FDA issues a tentative approval letter to the applicant. The tentative approval letter details the circumstances associated with the tentative approval. The FDA delays final approval of the generic drug product until all patent or exclusivity issues have been resolved. A tentative approval does not allow the applicant to market the generic drug product.
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
Marketing Exclusivity
In addition to patent protections applicable to a listed drug, a Section 505(b)(1) application and a 505(b)(2) application may be subject to periods of statutory market exclusivity afforded to an approved new drug. Statutory market exclusivity provides the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug product, and precludes approval of certain 505(b)(2) and abbreviated new drug applications (ANDAs) referencing the approved drug product for prescribed periods of time. Exclusivity is available for new chemical entities, as well as for significant changes in already approved drug products, such as a new indication or new use. FDA may refuse to approve a Section 505(b)(2) or ANDA application that is referencing a previously approved drug product to the extent that the drug product is subject to market exclusivity. Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active moiety that has been approved either alone or in combination by the FDA in any other NDA, that drug receives five years of marketing exclusivity and during which time the FDA cannot receive any ANDA or 505(b)(2) application seeking approval of a drug that references a version of the NCE drug, except that such applications may be submitted after 4 years if they contain a certification of patent invalidity or noninfringement. Certain approvals granted for change(s) to a drug resulting from new clinical studies that were “essential to approval,” such as a new dosage form, strength, route of administration, dosing regimen or indication, are associated with a three-year period of exclusivity. During this three-year exclusivity, the FDA cannot approve an ANDA or 505(b)(2) application that includes the change(s). Drugs based on an “old antibiotic,” such as AMZEEQ and ZILXI, and our FCD105 product candidate which contain minocycline, must also demonstrate “a significant new use” such as a new indication for a previously approved antibiotic, and not just refinements in labeling related to previously approved uses, in order to qualify for the three-year exclusivity. A claim of market exclusivity of three years was requested in the original NDA for AMZEEQ, but we do not know if or when it may be granted. In addition, while we have not yet received an exclusivity determination for ZILXI, we do expect to be granted three years of marketing exclusivity as it is the first minocycline approved for rosacea.
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
Patent term restoration and extension
A patent claiming a new drug product may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, generally referred to as the “Hatch-Waxman Act,” which permits an extension of the term of a patent for up to five years to compensate patent holders for marketing time lost while developing the product and awaiting government approval during the FDA regulatory review. The basis for the patent extension is the regulatory review period, which is basically composed of two parts, a testing phase and an approval phase, less a reduction, if any, in either part for a period time where there was a finding of lack of due diligence. The restoration period granted can be up to one-half the time between the effective date of an IND and the submission date of an NDA (testing phase), plus the time between the submission date of an NDA and the ultimate approval date (approval phase). Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. In other words, the total maximum patent life for the product with the patent extension cannot exceed 14 years from the products approval date, which amounts to 14 years of potential marketing time. Only one patent applicable to an approved drug product may be extended, and the application for the extension must be submitted prior to the expiration of the patent in question and within 60 days of FDA approval. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals and the scope of the extended patent is limited to the approved drug. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA. The term of a patent which claims a human drug product, a method of using the product, or a method of manufacturing the product may potentially be extended if it satisfies the various conditions including that it is the first permitted commercial marketing or use of the drug. The patents for serlopitant and its use are potentially eligible for patent term extension under the Hatch-Waxman Act, if serlopitant is approved by the FDA, because serlopitant has never been approved by the FDA. The patents supporting AMZEEQ and ZILXI were not eligible for the said patent term extension, since minocycline the active pharmaceutical ingredient of AMZEEQ and ZILXI was already approved for marketing by the FDA. The same reasoning will also apply to our FCD105 product candidate and to other pipeline product candidates where the active pharmaceutical ingredients were previously approved for marketing by the FDA.
Review and approval of drug products outside the United States
In addition to regulations in the United States, we are subject to a variety of foreign regulations governing manufacturing, clinical trials, commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing in those countries. The approval process varies from country to country and can be subject to uncertainties, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.
Regulation in the European Economic Area
In the European Economic Area, or EEA, which is composed of the Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.
There are two types of MAs:
•The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a marketing authorization application, or MAA, is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210 days review period is reduced to 150 days.
•National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

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
In the EEA, upon receiving a MA, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EEA from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the EEA regulatory agencies to be a new chemical entity, and products may not qualify for data exclusivity.
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

Third party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. A payor may not consider a product to be medically necessary or cost-effective. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved, or that other payors will similarly provide similar coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. We have evaluated the optimal price range for AMZEEQ and ZILXI that will reflect their benefits relative to alternative treatments while remaining affordable to potential customers and reimbursable by governments and third-party payors. Our pricing and overall access strategy prioritizes patients and their healthcare providers by providing novel medicines at pricing designed to help provide the broadest possible access to products for patients. We believe that the agreements we have entered into with pharmacy benefit managers provide broad commercial coverage for AMZEEQ and ZILXI, however we cannot be certain that these levels of coverage will continue to increase, or that we will be able to maintain these levels of coverage.
CMS administers the Medicaid drug rebate program, in which pharmaceutical manufacturers pay quarterly rebates to each state Medicaid agency. Generally, for branded prescription drugs marketed under NDAs, as AMZEEQ, ZILXI and our other product candidates are expected to be, manufacturers are required to rebate the greater of 23.1% of the average manufacturer price or the difference between such price and the best price during a specified period. An additional rebate for products marketed under NDAs is payable if the average manufacturer price increases at a rate higher than inflation, and other methodologies apply to new formulations of existing drugs. In addition, the Affordable Care Act (the "ACA") revised certain definitions used for purposes of calculating the rebates, including the definition of “average manufacturer price.” Various state Medicaid programs have implemented voluntary supplemental drug rebate programs that may provide states with additional manufacturer rebates in exchange for preferred status on a state’s formulary or for patient populations that are not included in the traditional Medicaid drug benefit coverage.
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

Healthcare laws and regulations
In March 2010, the then President of the United States signed one of the most significant healthcare reform measures in decades. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. This comprehensive legislative overhaul was expected to extend coverage to approximately 36 million previously uninsured Americans. However, the individual mandate was recently repealed by Congress in The Tax Cuts and Jobs Act of 2017, or the Tax Act, tax reform bill that was signed into law in December 2017 and became effective January 1, 2019. The Joint Committee on Taxation estimates that the repeal will result in over 13 million Americans losing their health insurance coverage by 2027 and is likely to lead to increases in insurance premiums. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the lower court decision, which was then appealed to the U.S. Supreme Court. The U.S. Supreme Court declined to hear the appeal on an expedited basis and the Court heard oral arguments on the matter on November 10, 2020. A decision is expected to be forthcoming during the current U.S. Supreme Court term in 2021. On February 10, 2021, the U.S. Department of Justice Filed a letter with the U.S. Supreme Court stating that, following the change in the U.S. presidential administration, the United States no longer adheres to the conclusions in its previous briefs in support of invalidating the ACA. It is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA.
The ACA requires the pharmaceutical industry to share in the costs of reform by increasing Medicaid rebates and expanding Medicaid rebates to cover Medicaid managed care programs, among other things. The ACA also includes funding of pharmaceutical costs for Medicare patients in excess of the prescription drug coverage limit and below the catastrophic coverage threshold. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close this gap, also known as the “donut hole”. Additionally, an excise tax was levied against certain branded pharmaceutical products. The Administration is expected to evaluate drug pricing and the Medicare parts B and D programs in terms of legislative or policy changes in the current session of Congress.
Healthcare providers, physicians and third party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with healthcare providers, third party payors and other customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations include the following:
•the federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including cash, improper discounts, and free or reduced price items and services. The intent standard under the federal Anti-Kickback Statute was amended by ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, under the ACA, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil FCA. Additionally, many states have similar laws that apply to their state health care programs as well as private payors. Violations of the federal or state anti-kickback laws can result in exclusion from federal and state health care programs and substantial civil and criminal penalties. The previous U.S. presidential administration issued final rules in late 2020 that, among other things, made changes to certain Anti-Kickback safe harbors; however, these rule may be affected by a regulatory freeze announced by the current administration in January 2021;
•the federal civil and criminal false claims laws and civil monetary penalties laws, including the federal FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment from Medicare, Medicaid or other federal healthcare programs, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Even where pharmaceutical companies do not submit claims directly to payors, they can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, marketing products of sub-standard quality, or paying a kickback that results in a claim for items or services. In addition, activities relating to the reporting of wholesaler or estimated retail prices for pharmaceutical products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for such products, and the sale and marketing of such products, are subject to scrutiny under this law. Private individuals or whistleblowers can bring FCA “qui tam” actions on behalf of the government and may share in amounts recovered. Proof of intent to deceive is not required to establish liability under the civil False Claims Act;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program, including any third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making false statements relating to healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which imposes privacy, security, transmission and breach reporting obligations, including mandatory contractual terms, with respect to individually identifiable health information including PHI, upon “covered entities” subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates that perform services on their behalf that involve individually identifiable health information, including PHI. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Other federal and state laws, such as the Federal Trade Commission Act, also impose requirements with respect to individuals' personal information;
•the federal Physician Payments Sunshine Act requires certain manufacturers of prescription drugs, devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value to physicians, dentists, optometrists, podiatrists, chiropractors and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. In addition, Section 6004 of the ACA requires annual reporting of information about drug samples that manufacturers and authorized distributors provide to physicians; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply more broadly than their U.S. federal analogues, such as to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require drug companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require drug manufacturers to report information related to drug pricing or payments and other transfers of value to healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.
If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other healthcare regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or consent decree, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and pursue our strategy.
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
The operations of our subcontractors and suppliers are also subject to various Israeli and foreign laws and regulations relating to environmental, health and safety matters, and their failure to comply with such laws and regulations could have a material adverse effect on our business and reputation, result in an interruption or delay in the manufacture of AMZEEQ, ZILXI or the development or manufacture of our product candidates, or increase the costs for the manufacture of AMZEEQ, ZILXI or for the development or manufacture of our product candidates.
Human Capital
As of December 31, 2020, we had a total of 106 employees comprised of 55 females and 51 males, all of whom are full-time employees. As of such date, 48 employees were sales representatives and 15 employees were primarily engaged in research and development activities. We believe our sales force is sufficient to effectively target dermatologists and other healthcare providers nationwide in order to successfully commercialize our products. In addition, we believe our internal R&D capabilities coupled with our third-party R&D consultants are well positioned to execute our pipeline strategy in a cost effective manner. None of our employees are represented by a labor union, and we consider our employee relations to be good. We value the importance of retention, growth and development of our employees and we believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages in the U.S. and Israel.
We strive to foster a corporate culture built on communication and transparency. We hold annual company-wide trainings and host regularly scheduled town halls where management communicates notable corporate developments to Company employees. We are also focused on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. We will continue to promote a work environment that is based on the fundamental principles of human dignity, equality and mutual respect.
In addition, we are committed to providing a safe and healthy work environment for all of our employees. In response to the COVID-19 pandemic, we invested in personal protective equipment for our sales representatives so as to enhance their safety and protect individuals they interact with in the field. We will continue to support our sales force during these unprecedented circumstances to ensure their safety and well being.
Financial and Segment Information
We operate our business as a single segment, as defined by generally accepted accounting principles. Our financial information is included in the consolidated financial statements and the related notes.
Corporate Information
On September 4, 2020, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change our corporate name from "Menlo Therapeutics Inc." to “VYNE Therapeutics Inc.”

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act and as modified by the JOBS Act and a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements, such as the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and certain reduced or scaled disclosure requirements available to smaller reporting companies.
Our principal executive offices are located at 520 U.S. Highway 22, Suite 204, Bridgewater, NJ 08807. Our website is www.vynetherapeutics.com. We may use our website to comply with disclosure obligations under Regulation FD. Therefore, investors should monitor our website in addition to following its press releases, filings with the SEC, public conference calls, and webcasts.
ITEM 1A-RISK FACTORS
In conducting our business, we face many risks that may interfere with our business objectives. Some of these risks could materially and adversely affect our business, financial condition and results of operations. In particular, we are subject to various risks resulting from changing economic, political, industry, business and financial conditions. The risks and uncertainties described below are not the only ones we face.
You should carefully consider the following factors and other information in this annual report. If any of the negative events referred to below occur, our business, financial condition and results of operations could suffer. In any such case, the trading price of our common stock could decline.
Risks Related to Commercialization of AMZEEQ and ZILXI
We are largely dependent on the success of AMZEEQ for the treatment of acne and ZILXI for the treatment of rosacea.
To date, we have invested significant efforts and financial resources in the research and development of (i) AMZEEQ for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older, which received approval from the FDA in October 2019 and became available for prescribing in January 2020 and (ii) ZILXI for the treatment of rosacea in adults, which received approval in May 2020 and became available for prescribing in October 2020. Our success will depend largely on our ability to (i) successfully commercialize AMZEEQ and ZILXI, (ii) advance the development of our pipeline candidates and (iii) comply with the regulatory requirements that apply to these activities. If we fail to successfully commercialize AMZEEQ and/or ZILXI, or we do not successfully develop and commercialize our pipeline candidates, our financial position and results of operations would be adversely affected.
We face risks related to COVID-19 and other health epidemics and widespread outbreaks of contagious disease, which have significantly disrupted, and may continue to significantly disrupt, our operations and impact our financial results.
The COVID-19 pandemic and government measures taken in response to the pandemic have had a significant impact, both direct and indirect, on global businesses and commerce, including our own operations. For example, our product sales for AMZEEQ and ZILXI have been negatively impacted by office closures as a result of the pandemic. Even as our customers’ offices began to reopen, our access to healthcare providers remained limited which dampened sales and negatively impacted our ability to execute our commercial strategy with respect to AMZEEQ and similarly impacted sales of ZILXI, which we launched on October 1, 2020. The future progression of the outbreak and its effects on our business and operations are uncertain. Many patients have chosen not to visit or contact their healthcare providers regarding their skin conditions, which has limited new patient access and conversion. In response to the outbreak, we have taken certain steps to safeguard our employees, healthcare professionals and our other partners. For example, beginning in the first quarter of 2020, our sales force and marketing team were removed from the field and adopted remote and virtual sales activities, including tele-detailing, web-based speaker programs and virtual product education sessions, as needed, in order to meet patients’ needs. In addition, there was a surge in COVID-19 cases in the fourth quarter of 2020 that prompted several regions to re-institute restrictions, which continued to negatively impact our sales force’s ability to access healthcare providers. No assurance can be made that remote sales tactics will be as effective as those used prior to the outbreak of COVID-19. If the activities of our sales force continue to be disrupted or patients elect not to visit their healthcare providers during the pandemic, we may continue to generate less revenue than expected which would have a material adverse effect on our financial results and liquidity as well as hinder our ability to satisfy certain covenants contained in our Amended and Restated Credit Agreement.
While travel restrictions in response to the pandemic have restricted our ability to audit our suppliers, we are currently unaware of any material disruptions to the supply of AMZEEQ and ZILXI and any material impact on our primary suppliers. We believe we have a sufficient amount of product in the trade and safety stock of our raw materials to support the current demand for AMZEEQ and ZILXI. While we are currently unaware of any material disruptions to our supply, our primary suppliers or our anticipated timelines for clinical results and other key milestones, we cannot guarantee that we will not experience such disruptions in the future as a result of the COVID-19 pandemic. If the outbreak of COVID-19 continues to persist, we and our third-party contract manufacturers, contract research organizations and clinical sites may experience disruptions in supply of our products and product candidates and/or procuring items that are essential for our commercialization and research and development activities, including, for example, raw materials used in the manufacturing of our products and product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. Any negative impact that the outbreak has on the ability of our suppliers to provide materials for our products and product candidates or on retaining patients in our clinical trials could disrupt our commercialization efforts and clinical trial activities, which could adversely affect our ability to earn revenue, obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.
Even though AMZEEQ and ZILXI have received FDA approval, and even if our other product candidates receive regulatory approval, they may fail to achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.
Even though we have obtained FDA approval for AMZEEQ and ZILXI, and even if we obtain FDA approval for any of our other product candidates, the commercial success of such products will depend significantly on their broad adoption and use by dermatologists, pediatricians and other physicians for approved indications, including AMZEEQ for the treatment of moderate-to-severe acne in patients 9 years of age and older and ZILXI for the treatment of inflammatory lesions of rosacea in adults, as well as any other therapeutic indications that we may seek to pursue.
The degree and rate of physician and patient adoption of AMZEEQ, ZILXI and, if approved, any of our other product candidates, will depend on a number of factors, including:
•the clinical indications for which the product is approved;
•the safety and efficacy of our product as compared to existing therapies for those indications;
•the prevalence and severity of adverse side effects;
•patient satisfaction with the results and administration of our product and overall treatment experience, including relative convenience, ease of use and avoidance of, or reduction in, adverse side effects;
•patient demand for the treatment of moderate-to-severe acne and rosacea or other indications;
•the effectiveness of our sales and marketing efforts, especially the success of any targeted marketing efforts directed toward dermatologists, pediatricians, other physicians, clinics and any direct-to-consumer marketing efforts we may initiate;
•overcoming biases of physicians and patients towards topical treatments for moderate-to-severe acne, rosacea or other indications and their willingness to adopt new therapies for these indications;
•the cost of treatment in relation to alternative treatments, the extent to which these costs are covered and adequately reimbursed by third party payors, and patients’ willingness to pay for our products; and
•proper training and administration of our products by dermatologists, pediatricians and medical staff.
In connection with the commercial launches of AMZEEQ and ZILXI, we implemented a patient co-pay assistance program to provide assistance to eligible patients with out-of-pocket costs, such as deductibles, co-insurance and co-payments, for the patient’s usage of our products. Changes to or elimination of the patient co-pay assistance program could adversely affect the frequency with which physicians prescribe AMZEEQ and ZILXI, the availability of AMZEEQ and ZILXI at pharmacies and the demand for and use of such products by patients.
If our products fail to achieve the broad degree of physician, patient and payer adoption necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue.
It will be difficult for us to profitably sell AMZEEQ, ZILXI or our other product candidates if we cannot obtain and maintain adequate reimbursement for these products.
In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of AMZEEQ, ZILXI and, if approved, our other product candidates will depend on adequate reimbursement from private third-party payers such as pharmacy benefit managers and commercial insurers, and to a lesser degree, governmental healthcare programs, such as Medicare and Medicaid. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for, and establish reimbursement levels. Acceptable patient cost-sharing tiers for our product may be adversely affected by a number of factors, including but not limited to, increasing and intense pressure from political, social, competitive and other sources to reduce drug unit costs or limit changes in list price; changes in federal, state or foreign government regulations or private third-party payers’ reimbursement policies; consolidation and increasing assertiveness of commercial payers seeking net price reduction via drug rebates and other forms of discounts linked to the placement of our products on their formularies; and the imposition of restrictions on access or coverage of particular drugs or pricing determined based on perceived pharmacoeconomic value.
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, requiring drug companies to provide them with varying levels of discounts from list prices and challenging the value of list prices charged for medical products. Coverage decisions may depend upon the size of a patient population, perceptions of clinical efficacy and economic standards that may disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.
Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. In addition, third-party payors are likely to impose strict requirements for reimbursement in order to limit off-label use of a higher priced drug. Reimbursement by a third-party payor may depend upon a number of factors including the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs of their prescription drugs. Even if we obtain favorable coverage for our products, the patient may be required to pay co-payments or co-insurance they find unacceptably high. Patients may be unlikely to use our products unless a significant portion of the cost of our product is reimbursed through insurance coverage or reduced through the use of our patient co-pay assistance program.
We believe that the agreements we have entered into with pharmacy benefit managers provide broad commercial coverage for AMZEEQ and ZILXI. Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be certain that these levels of coverage will continue to increase, or that we will be able to maintain these levels of coverage. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only to limited levels, we may not be able to commercialize our product candidates, profitably or at all, even if approved.
If we are unable to continue to develop and maintain our sales, marketing and distribution capabilities, our business, results of operations and financial condition may be materially adversely affected.
In order to successfully market AMZEEQ, ZILXI or any future products, we must continue to develop our sales, marketing, distribution, managerial, compliance and related capabilities or make arrangements with third parties to perform these services. If we are unable to maintain adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize AMZEEQ and ZILXI and may not become profitable.
AMZEEQ and ZILXI are newly-marketed drugs and, therefore, none of the members of our sales force has ever promoted AMZEEQ or ZILXI prior to their commercial launch. In addition, we must train our sales force to ensure that a consistent and appropriate message about AMZEEQ and ZILXI is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of AMZEEQ and ZILXI and their proper administration, our efforts to successfully commercialize these products could be harmed, which would negatively impact our ability to generate product revenue.
Additionally, even though we have established our sales force for AMZEEQ and ZILXI, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to effectively develop and maintain our commercial team, including our U.S. sales force, our ability to effectively commercialize AMZEEQ and ZILXI would be limited, and we would not be able to generate product revenues successfully. There are risks involved both with establishing our own sales and marketing capabilities and with entering into arrangements with third parties to perform these services.
We have contracted with a third-party logistics company to distribute our products to wholesalers, distributors, and pharmacies that will ultimately distribute our products directly to patients. This distribution network requires significant coordination with our market access, finance, quality and technical operations teams. Failure to maintain our contracts with our third-party logistics company, wholesalers, distributors, or pharmacies, or the inability or failure of any of them to adequately perform under the contracts, could negatively impact the distribution of our products. Failure to coordinate financial systems could also negatively impact our ability to accurately report and forecast product sales.
If we do not successfully develop and maintain our sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.
AMZEEQ and ZILXI or our product candidates may produce undesirable side effects that we may not have detected in our clinical trials. This could prevent us from gaining market acceptance for AMZEEQ and ZILXI or marketing approval for our product candidates, or from maintaining such acceptance and approval, and could substantially increase commercialization costs and even force us to cease operations.
To date, AMZEEQ and ZILXI have not been associated with drug-related systemic side effects and only a few cases of mild and temporary skin reactions have been reported, most of which disappeared on their own within 12 weeks from the beginning of the treatment. AMZEEQ and ZILXI have both been observed to have a generally favorable safety profile, with the most commonly reported adverse events related to upper respiratory tract infections, and there were no treatment-related serious adverse events reported. Nonetheless, now that AMZEEQ and ZILXI are available for prescription, the clinical exposure of the drugs will be significantly expanded to a wider and more diverse group of patients than those participating in the clinical trials, which may reveal undesirable side effects caused by these products that were not previously observed or reported in the current clinical trials.
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
Additionally, in the event we discover the existence of adverse medical events or side effects caused by AMZEEQ or ZILXI or one of our product candidates, a number of other potentially significant negative consequences could result, including:
•sales of the product may be more modest than originally anticipated;
•the FDA may suspend or withdraw its approval of the product;
•the FDA may require the addition of labeling statements, such as warnings or contraindications or distribution and use restrictions;
•the FDA may require us to issue specific communications to healthcare professionals, such as letters alerting them to new safety information about our product, changes in usage or other important information;
•the FDA may issue negative publicity regarding the affected product, including safety communications;
•we may be limited with respect to the safety-related claims that we can make in our marketing or promotional materials;
•we may be required to change the way the product is administered, conduct additional preclinical studies or clinical trials or restrict or cease the distribution or use of the product;
•perception of our products by physicians and patients may be adversely affected; and
•we could be sued and held liable for harm caused to patients.
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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and the commercialization of our products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for AMZEEQ, ZILXI or any of our other product candidates or products we develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants or delays or cancellation of clinical trials;
•significant costs to defend the related litigation, which may be only partially recoverable even in the event of successful defense;
•substantial monetary awards paid to trial participants or patients;
•regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenues;
•reduced resources of our management to pursue our business strategy; and
•the inability to commercialize any drugs that we may develop.
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
We rely on third parties to conduct some or all aspects of our drug product manufacturing, production research and preclinical and clinical testing, and these third parties may not perform satisfactorily.
We currently rely, and expect to continue to rely, on third parties with respect to drug product manufacturing, production research and preclinical and clinical testing. We have arrangements in place with two suppliers for the supply of the API of AMZEEQ and ZILXI, and an exclusive agreement with ASM for the manufacturing and supply of our finished product of AMZEEQ and ZILXI. Pursuant to the agreement, ASM has agreed to manufacture and supply all of our commercial needs for the products on an exclusive basis for a period of four years, subject to certain exceptions.
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
If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our drug products in accordance with cGMP, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND submissions and approval of our product candidates, or to support commercialization of AMZEEQ and ZILXI and, if approved, our other product candidates. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us upon notice. If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.
Reliance on third party subcontractors and suppliers entails a number of risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing or supply agreement by the third party, the possibility that the supply is inadequate or delayed, the risk that the third party may enter the field and seek to compete and may no longer be willing to continue supplying, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third party subcontractors and suppliers may not be able to comply with cGMP or quality system regulation or similar regulatory requirements outside the U.S. If any of these risks transpire, we may be unable to timely retain alternate subcontractors or suppliers on acceptable terms and with sufficient quality standards and production capacity, which may disrupt and delay the manufacture and commercial sale of AMZEEQ and ZILXI or our product candidates, if approved, and may disrupt and delay our clinical trials.
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
AMZEEQ and ZILXI face significant competition and our failure to compete effectively may prevent us from achieving significant market penetration and expansion.
The approved indication of AMZEEQ is to treat inflammatory lesions of non-nodular moderate-to-severe acne in patients 9 years of age and older, and the approved indication of ZILXI is to treat inflammatory lesions of rosacea in adults. The facial aesthetic market in general, and the market for acne treatments in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. AMZEEQ faces significant competition from other acne products, including oral drugs such as Seysara, Solodyn, Minocin, Ximino, Doryx, Dynacin, Targadox, Acticlate, Claravis, Myorisan, and topical anti-acne drugs such as Aklief, Acanya, Ziana, Epiduo, Benzaclin, Aczone, Retin-A, Onexton-Acanya, Arazlo, Tazorac, Altreno, Fabior, Winlevi and Differin. ZILXI faces significant competition from other rosacea products, including oral drugs such as Oracea, and topical anti-rosacea drugs such as Metrogel, Soolantra and Finacea, all of which have been approved for marketing and are currently available to consumers. Other topical products that may also compete include Mirvaso and Rhofade. AMZEEQ and ZILXI may also face competition from non-prescription anti-acne and rosacea products and unapproved and off-label treatments.
There are also several potential competing products currently under development. One of such potential competing products is a topical gel suspension containing minocycline non-hydrochloride for the treatment of inflammatory skin disease, including acne and rosacea, developed by Hovione, a manufacturer of active pharmaceutical ingredients and drug product intermediates, which product candidate has completed Phase II clinical trials for the treatment of moderate-to-severe papulopustular rosacea and has obtained FDA input for the design of a planned Phase III clinical trial. In September 2019, Hovione Farmaciencia SA, announced details of its planned Minocycline Against Rosacea Study, Phase 3 development program for the treatment of moderate-to-severe inflammatory rosacea with HY01, a 3% topical gel suspension containing minocycline non-hydrochloride. Another such potential competing product is a topical hydrophilic gel containing minocycline hydrochloride for the treatment of acne, known as BPX-01 (2% minocycline gel), developed by BioPharmX Corporation, for which BioPharmX has completed Phase IIa and Phase IIb clinical trials and has obtained FDA input for the design of a planned Phase III clinical trial. BioPharmX has also announced positive results for its Phase IIb study for a topical minocycline gel named BPX-04 (1% minocycline gel) for the treatment of rosacea. In January 2020, BioPharmX Corporation entered into a Merger Agreement with Timber Pharmaceuticals LLC and intends to “evaluate BioPharmX's Phase 3 ready proprietary topical minocycline gel programs.” Glenmark is also now developing a minocycline gel and is working on a minocycline combination product. In addition, Sol-Gel is developing topical drugs containing microencapsulated benzoyl peroxide for the treatment of rosacea and acne vulgaris. PDUFA dates for Sol-Gel’s EPSOLAY (microencapsulated benzoyl peroxide cream, 5%) for inflammatory lesions of rosacea, and for TWYNEO (microencapsulated benzoyl peroxide, 3% and microencapsulated tretinoin, 0.1%) for acne vulgaris have been set respectively for April 2021 and for August 2021. If ultimately approved and launched in the U.S., these products would become direct competitors to AMZEEQ and ZILXI.
To compete successfully in the acne and rosacea treatment markets, we will have to continue to demonstrate that AMZEEQ is safe and effective for the treatment of moderate-to-severe acne and that ZILXI is safe and effective for the treatment of inflammatory lesions of rosacea, and that they do not infringe the intellectual property rights of any third parties. Competing in the acne and rosacea markets is further challenged by the impact of the COVID crisis and could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.
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

In addition, we may not be able to price AMZEEQ or ZILXI competitively with current standard of care products or their price may drop considerably due to factors outside our control. If this happens or the price of materials and manufacture increases dramatically, our ability to continue to operate our business would be materially harmed and we may be unable to commercialize AMZEEQ or ZILXI successfully. Potential competitors may challenge, narrow, invalidate or seek to design around the claims of our granted patents or our patent applications, and such patents and patent applications may fail to provide adequate protection for our product candidates. Furthermore, such potential competitors may enter the market before us, and their products may be designed to circumvent our granted patents and pending patent applications
Because our Phase III clinical trials for AMZEEQ and ZILXI were not conducted head-to-head with the current standard of care drugs, we may not compare our results to those of existing drugs for promotional purposes, which may affect our sales and marketing efforts.
None of our Phase III clinical trials for AMZEEQ and ZILXI were conducted in head-to-head comparison with the drugs considered the current standard of care for the relevant indications. This means that none of the patient groups participating in these trials were or are being treated with the standard of care drugs alongside the groups treated with our product candidates.
The FDA generally requires adequate, well-controlled head-to-head clinical trials to support comparative claims regarding marketed products. As a result, we may not make promotional claims that compare AMZEEQ, ZILXI or any of our other product candidates that are commercialized in the future to the current standards of care or other competitor products which may negatively impact sales of our products.
If we are found to have improperly promoted off-label uses of AMZEEQ or ZILXI, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our product, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. If we are found to have promoted off-label uses of our products, we may receive warning or untitled letters and become subject to significant criminal and civil liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper off-label promotion and have enjoined several companies from engaging in off-label promotion.

If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred and our brand and reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our product for off-label uses, we could be subject to FDA regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations.

We cannot, however, prevent a physician from prescribing our product outside of its approved indication when in the physician’s independent professional medical judgment he or she deems appropriate. Physicians or patients may also misuse our product or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If our products are misused or used with improper technique, we may become subject to costly litigation by physicians or their patients. Furthermore, the use of our products for indications other than those approved by the FDA may not effectively treat such conditions, which could adversely impact patient satisfaction with the results and administration of our products and harm our reputation among physicians and patients.
Risks Related to Development and Regulatory Approval of Our Product Candidates
If we are not successful in developing, acquiring regulatory approval for and commercializing additional product candidates beyond AMZEEQ and ZILXI, our ability to expand our business and achieve our strategic objectives may be impaired.
Although we have devoted a substantial portion of our resources on the commercialization of AMZEEQ and ZILXI, another key element of our strategy is to discover, develop and commercialize additional products to serve additional dermatology indications and therapeutic markets, including our development of FCD105. We are seeking to do so through our internal and external research programs, but our resources are limited. We may also explore strategic collaborations for the development or acquisition of new products and product candidates, but we may not be successful in entering into such relationships. While we have received FDA approval for AMZEEQ and ZILXI, all of our other potential product candidates remain in earlier or late stages of development. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet may fail to yield product candidates for clinical development for many reasons, including:
•the research methodology used may not be successful in identifying potential product candidates;
•competitors may develop alternatives that render our product candidates obsolete or less attractive;
•product candidates we develop may nevertheless be covered by third parties’ patents or other proprietary rights;
•a product candidate may in a subsequent trial be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
•a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;
•a product candidate may not be accepted as safe and effective by patients, the medical community or third party payors, if applicable;
•creation of intellectual property rights, such as patents, which are necessary to protect our interests in a product candidate, can be challenging in relation to pharmaceutical formulations and their uses with known active pharmaceutical ingredients and generally used combinations of inactive ingredients approved by the FDA;
•intellectual property rights, such as patents, which are necessary to protect our interests in a product candidate, may be difficult to obtain or unobtainable or if obtained may be difficult to enforce or unenforceable;
•intellectual property rights, such as patents, may fail to provide adequate protection, may be challenged and one or more claims may be revoked or the patent may be held to be invalid; and
•intellectual property rights of third parties may potentially block our entry into certain markets, or make such entry economically impracticable.
Clinical drug development is very expensive, time-consuming and uncertain. Our clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates, which could prevent or delay regulatory approval and commercialization.
Clinical drug development is very expensive, time-consuming and difficult to design and implement, and its outcome is inherently uncertain. Before obtaining regulatory approval for the commercial sale of a product candidate, we must demonstrate through clinical trials that a product candidate is both safe and effective for use in the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. The clinical trials for these product candidates may take significantly longer than expected to complete. In addition, we, any partner with which we may in the future collaborate, the FDA, an institutional review board (“IRB”) or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time, for various reasons, including:
•lack of effectiveness of any product candidate during clinical trials or the failure of a product candidate to meet specified endpoints;
•discovery of serious or unexpected side effects experienced by study participants, toxicities or other safety issues;
•slower than expected rates of subject recruitment and patient enrollment in clinical trials resulting from numerous factors, including COVID-19 or the prevalence of clinical trials for our competitors for their product candidates treating the same indication;
•difficulty in retaining subjects who have initiated participation in a clinical trial but may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;
•difficulty in obtaining IRB approval for studies to be conducted at each site;
•delays in manufacturing or obtaining, or inability to manufacture or obtain, sufficient quantities of materials for use in clinical trials;
•inadequacy of or changes in our manufacturing process or the product formulation or method of delivery;
•changes in applicable laws, regulations and regulatory policies;
•delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective contract research organizations (“CROs”), clinical trial sites and other third-party contractors;
•inability to add a sufficient number of clinical trial sites;
•uncertainty regarding proper dosing;

•failure of our CROs or other third-party contractors to comply with contractual and regulatory requirements or to perform their services in a timely or acceptable manner;
•failure by us, our employees, our CROs or their employees or any partner with which we may collaborate or their employees to comply with applicable FDA or other regulatory requirements relating to the conduct of clinical trials or the handling, storage, security and recordkeeping for drug and biologic products;
•scheduling conflicts with participating clinicians and clinical institutions;
•failure to design appropriate clinical trial protocols;
•inability or unwillingness of medical investigators to follow our clinical protocols;
•difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data; and
•insufficient data to support regulatory approval.
If we experience delays in the completion of, or if we terminate, any of our future clinical trials, our business, financial condition, operating results and prospects would be adversely affected.
Results obtained in non-clinical studies and completed clinical trials may not predict success in later clinical trials.
Success in non-clinical testing, such as testing for FMX114, and early clinical trials does not ensure that later clinical trials will be successful, and any other clinical trials that we may conduct may not demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates in any indication. We and other companies in the biopharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials. Phase III clinical trials often produce unsatisfactory results even though prior clinical trials were successful, as was the case in a Phase III clinical program for AMZEEQ in March 2017, which compelled us to launch a third pivotal Phase III clinical trial for the drug. Similarly, despite receiving positive results from our Phase II trial of FCD105 in June 2020, no assurance can be made that the Phase III program anticipated to begin in 2021 will have similar results.
We have not obtained regulatory approvals to market our other pipeline product candidates, and we may be delayed in obtaining or fail to obtain such regulatory approvals and to commercialize these product candidates.
The process of developing, obtaining regulatory approval for and commercializing our other product candidates is long, complex, costly and uncertain, and delays or failure can occur at any stage. Furthermore, the research, testing, manufacturing, labeling, marketing, sale and distribution of drugs are subject to extensive and rigorous regulation by the FDA. We are not permitted to market any of our product candidates in the United States until we receive approval of the applicable NDA from the FDA. To gain approval of an NDA or other equivalent regulatory approval, we must provide the FDA with clinical data that demonstrates the continued safety and efficacy of the product for the intended indication.
Even if we believe our clinical trials were successful, the FDA may require that we conduct additional clinical, nonclinical, manufacturing, validation or drug product quality studies and submit that data before considering or reconsidering any NDA we may submit. Depending on the extent of these additional studies, approval of any applications that we submit may be significantly delayed or may require us to expend more resources than we have available. It is also possible that additional studies we conduct may not be considered sufficient by the FDA to provide regulatory approval.
If any of these outcomes occur, we would not receive approval for our other product candidates and may need to discontinue the development of such product candidates.
We may encounter delays in completing clinical trials for our product candidates and may even be prevented from commencing such trials due to factors that are largely beyond our control.
We have in the past and may in the future experience delays in completing clinical trials and in commencing future clinical trials. We experienced significant delays in our Phase III clinical program for AMZEEQ, first due to quality control issues with certain active ingredients supplied to us by a third party and due to insufficient results in one of the co-primary endpoints, namely IGA treatment success, in one of the two initial Phase III trials, after which we conducted an additional Phase III clinical trial. Such difficulties may arise again in future trials for other indications and for our product candidates.
We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. Clinical trials can be delayed or aborted for a variety of other reasons, including delay or failure to:

•obtain regulatory approval to commence a trial;
•reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which may be subject to extensive negotiation and vary significantly among different CROs and trial sites;
•obtain IRB approval at each site;
•enlist suitable patients to participate in a trial;
•have patients complete a trial or return for post-treatment follow-up;
•ensure clinical sites observe trial protocol or continue to participate in a trial;
•address any patient safety concerns that arise during the course of a trial;
•address any conflicts with new or existing laws or regulations;
•add a sufficient number of clinical trial sites; or
•manufacture sufficient quantities of the product candidate for use in clinical trials.
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
Even if our product candidates receive marketing approval, we may continue to face future developmental and regulatory difficulties. In addition, we are subject to government regulations and we may experience delays in obtaining required regulatory approvals to market our proposed product candidates.
Even if we receive approval of any regulatory filing for our product candidates, the FDA may grant approval contingent on the performance of additional costly post-approval clinical trials or REMS to monitor the safety or efficacy of the product, which could negatively impact us by reducing revenues or increasing expenses, and cause the product not to be commercially viable. Absence of long-term safety data may further limit the approved uses of our products, if any.
The FDA may also approve our product candidates for a more limited indication or a narrower patient population than we originally requested, or may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. Furthermore, any such approved product, including AMZEEQ and ZILXI, will remain subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and recordkeeping.
If we fail to comply with the regulatory requirements of the FDA, or if we discover previously unknown problems with any approved commercial products, manufacturers or manufacturing processes, we could be subject to administrative or judicially imposed sanctions or other setbacks, which could require us to take corrective actions, including to:
•suspend or impose restrictions on operations, including costly new manufacturing requirements;
•refuse to approve pending applications or supplements to applications;
•suspend any ongoing clinical trials;
•suspend or withdraw marketing approval;
•seek an injunction or impose civil or criminal penalties or monetary fines;
•seize or detain products;

•ban or restrict imports and exports;
•issue warning letters or untitled letters;
•suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•refuse to approve pending applications or supplements to applications.
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
Other Risks Related to Our Business and Financial Operations
Our ability to finance our operations and generate revenues depends on the commercial success of AMZEEQ and ZILXI and our other product candidates, and failure to achieve such success will negatively impact our business.
We anticipate that we will continue to incur net losses until such a time when AMZEEQ and ZILXI are commercially successful, if at all. Moreover, it is possible that even if we succeed in developing and commercializing one or more of our other product candidates, we may never become profitable. Our near-term prospects, including our ability to finance our operations and generate revenues, depend on the successful commercialization of AMZEEQ and ZILXI. The success of AMZEEQ, ZILXI and our other product candidates depends on a number of factors, many of which are beyond our control, including:
•the effectiveness of our marketing, sales and distribution strategy and operations;
•our ability to effectively run our marketing, sales and distribution strategy, including during the COVID-19 pandemic during which certain areas are “closed” for business pursuant to governmental orders;
•the mix of fully insured, underinsured and uninsured patients who purchase our products and the utilization of our patient co-pay assistance program;
•our ability to maintain, independently or via third parties, a commercially viable manufacturing process that is compliant with cGMP;
•our success in educating healthcare providers and patients about the benefits, administration and use of AMZEEQ and ZILXI and our other product candidates, including to the extent such efforts are hampered by our inability to conduct traditional face-to-face interactions with healthcare providers during the COVID-19 pandemic;

•the FDA’s acceptance of our parameters for regulatory approval relating to our product candidates, including our proposed indications, primary endpoint assessments, primary endpoint measurements and regulatory pathways;
•the FDA’s acceptance of the number, design, size, conduct and implementation of our clinical trials for our clinical-stage product candidates, our trial protocols and the interpretation of data from preclinical studies or clinical trials;
•the FDA’s acceptance of the sufficiency of the data we collected from our preclinical studies and clinical trials to support the submission of an NDA without requiring additional preclinical or clinical trials;
•the FDA’s willingness to schedule an advisory committee meeting in a timely manner to evaluate and decide on the approval of an NDA;
•the recommendation of the FDA advisory committee to approve our applications without limiting the approved labeling, specifications, distribution or use of the products, or imposing other restrictions;
•the FDA’s satisfaction with the NDA submission for our product candidates;
•the prevalence and severity of adverse events associated with AMZEEQ, ZILXI and our other product candidates;
•the timely and satisfactory performance by third party contractors of their obligations in relation to our clinical trials and our manufacturing and supply of AMZEEQ, ZILXI and our product candidates;
•our ability to raise additional capital on acceptable terms in order to achieve our goals;
•the availability, perceived advantages, relative cost, safety and efficacy of alternative and competing treatments;
•our ability to take advantage of the 505(b)(2) regulatory pathway and obtain regulatory marketing exclusivity for our products under the Hatch-Waxman Act;
•our ability to create, pursue, obtain, protect and enforce our intellectual property rights with respect to AMZEEQ, ZILXI or our product candidates;
•the prevalence and severity of signs and symptoms associated with AMZEEQ, ZILXI and our product candidates;
•our ability to bring an action timely for patent infringement arising out of the filing of ANDAs by generic companies seeking approval to market generic versions of our products before the expiry of our patents;
•our ability to bring an action timely for patent infringement arising out of the filing of 505(b)(2) applications by companies seeking approval to market products before expiry of our patents; and
•our ability to avoid third party claims of patent infringement or intellectual property violations.
If we fail to achieve these objectives or to overcome the challenges presented above, many of which are beyond our control, in a timely manner, we could experience significant delays or an inability to successfully commercialize AMZEEQ, ZILXI or our product candidates.
We may need to obtain additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.
Our operations have consumed substantial amounts of cash since inception. We anticipate that we will continue to expend substantial resources for the foreseeable future for the commercialization of AMZEEQ and ZILXI. We also wish to continue the development of our existing product candidates, including the Phase III program for FCD105 and Phase 2a clinical study for FMX114. Furthermore, part of our strategy involves in-licensing and acquiring other products and product candidates. However, we may not have sufficient funds to carry out and complete all of these plans and may need to raise additional funds for such purposes.
These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, manufacturing and supply, and marketing and selling any products approved for sale, as well as payments to fund the purchase price of any products or product candidates we seek to acquire or in-license. In addition, other unanticipated costs may arise. Because of the numerous risks and uncertainties associated with the foregoing activities, we are unable to reliably estimate the actual amounts necessary to successfully complete the development and commercialization of any of our product candidates or fund future acquisitions.
We believe that our cash and cash equivalents and investments as of December 31, 2020, net proceeds received from the registered direct offering and our “at-the-market” offerings in January 2021 and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through the end of 2022. However, the amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the impact of the COVID-19 pandemic on our business operations, our ability to successfully commercialize AMZEEQ and ZILXI, and any unforeseen cash needs, and we may be required to raise additional funds. In addition, we may seek additional financing in order to achieve our longer-term strategic plans. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. In addition, we have in the past revised our operating plan in consideration of prudent resource prioritization and allocation management and our operating plan may change in the future as a result of many factors currently unknown to us. We may therefore need to seek additional capital sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or additional license arrangements. Such financings may result in dilution to shareholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including:
•the continued impact of the COVID-19 pandemic on our business operations;
•the cost of commercialization activities for AMZEEQ, ZILXI or any of our other product candidates approved for sale, including marketing, sales and distribution costs;
•the degree and rate of market acceptance of AMZEEQ, ZILXI and any future approved products;
•the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;
•the results of the clinical trials of our product candidates;
•the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
•the number and characteristics of any additional product candidates we develop or acquire;
•the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;
•the cost of manufacturing our product candidates and any products we successfully commercialize, and maintaining our related facilities;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing of such arrangements;
•any product liability or other lawsuits related to our products;
•the expenses needed to attract and retain skilled personnel;
•the costs associated with being a public company;
•the costs associated with evaluation of our product candidates;
•the costs associated with evaluation of third party intellectual property;
•the costs associated with obtaining and maintaining licenses;
•the costs associated with creating, obtaining, protecting, defending and enforcing intellectual property, such as costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, litigation costs, including for patent infringement arising out of ANDA submissions by generic companies to manufacture and sell generic products or arising out of 505(2)(b) submissions, and the outcome of such litigation; and
•the timing, receipt and amount of sales of, or royalties on, approved products.
Additional capital may not be available when we need it, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we may be required to revise our operating plan in order to:
•delay, limit, reduce or terminate our establishment of manufacturing, sales and marketing or distribution capabilities or other activities that may be necessary to commercialize AMZEEQ, ZILXI or any of our other product candidates.
•delay, limit, reduce or terminate our research and development activities; or
•delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for our product candidates.
If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing shareholders will be diluted and the terms of any new equity securities may have a preference over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to commercialize our product candidates or operate as a business.
Our failure to successfully in-license, acquire, develop and market additional product candidates or approved products could impair our ability to grow our business and execute our strategy.
We intend to in-license, acquire, develop and market additional products and product candidates. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.

The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, sales and other resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. Additionally, we may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.
Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any approved products that we acquire will be manufactured or sold profitably or achieve market acceptance.
We intend to in-license and acquire product candidates or engage in other strategic transactions, which could impact our liquidity, increase our expenses and present significant distractions to our management.
Our strategy is to in-license and acquire product candidates or engage in other strategic transactions. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions entail numerous potential operational and financial risks, including:
•incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;
•exposure to unknown liabilities;
•disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;
•substantial acquisition and integration costs;
•write-downs of assets or impairment charges;
•increased amortization expenses;
•difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•impairment of relationships with key suppliers, partners or customers of any acquired businesses due to changes in management and ownership; and
•inability to retain our key employees or those of any acquired businesses.
Accordingly, there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any transaction that we do complete could harm our business, financial condition, operating results and prospects. We have no current plan, commitment or obligation to enter into any transaction described above.
A significant portion of our revenue currently comes from a limited number of distributors, and any decrease in revenue from these distributors could harm our business.
A significant portion of our revenue comes from a limited number of distributors. In the year ended December 31, 2020, three distributors represented approximately 42%, 39% and 15% of total revenues. Even though we established direct purchase relationships with certain independent and specialty pharmacies in the fourth quarter of 2020, we still expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors in the foreseeable future. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. Our dependence on a few distributors could expose us to the risk of substantial losses if any single large distributor stops purchasing our products, purchases a lower quantity of our products or goes out of business and we cannot find substitute distributors on equivalent terms without delays, if at all. While we may be able to shift our business to one of our other existing distributors or to a new distributor, there may be disruption in the interim. In addition, any reduction in the prices we receive for our products could adversely impact our revenues and financial condition. If we lose our relationship with any of our significant distributors, we could experience delays in the distribution of our products and could also experience declines in our revenues which in turn could materially adversely affect our business, results of operations or financial condition.

We have limited commercial sales experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.
Prior to the launch of AMZEEQ in January 2020, we had not generated any revenues from the sale of our drug products. Successful commercialization of AMZEEQ, ZILXI or any future products is subject to many risks. Although many of our employees have commercialized products during their employment at other organizations, we have not, as an organization, commercialized a product, and we may not be able to do so successfully with AMZEEQ, ZILXI or any of our product candidates.
There are many factors that could cause the commercialization of AMZEEQ, ZILXI or any future products to be unsuccessful, including a number of factors that are outside our control. The commercial success of AMZEEQ and ZILXI depends on, among other things, the extent to which patients and physicians accept and adopt AMZEEQ and ZILXI. For example, if the expected patient population is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to use AMZEEQ or ZILXI, the commercial potential of AMZEEQ and/or ZILXI will be limited. Moreover, our ability to effectively generate revenues from AMZEEQ and ZILXI will depend on our ability to, among other things:
•achieve and maintain compliance with regulatory and other requirements;
•create market demand for and achieve market acceptance of AMZEEQ and ZILXI through our marketing and sales activities and other arrangements established for the promotion of AMZEEQ and ZILXI;
•compete with other acne and rosacea treatments (either in the present or in the future);
•train, deploy and support a qualified sales force;
•maintain and obtain agreements with third-party manufacturers that can produce commercial supplies of AMZEEQ and ZILXI at a scale sufficient to meet our anticipated demand and on terms acceptable to us and that can develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP regulations, including our exclusive agreement with ASM for the supply of the finished product of AMZEEQ and ZILXI and our third party agreements with the suppliers of API;
•implement and maintain agreements with wholesalers, distributors, pharmacies and group purchasing organizations on commercially reasonable terms;
•ensure that our entire supply chain efficiently and consistently delivers AMZEEQ and ZILXI to our customers;
•receive adequate coverage and reimbursement for AMZEEQ and ZILXI from commercial health plans and governmental health programs;
•successfully educate physicians and patients about the benefits, risks, administration and use of AMZEEQ and ZILXI;
•obtain acceptance of AMZEEQ and ZILXI as safe and effective by patients and the medical community;
•receive positive publicity related to AMZEEQ and ZILXI relative to the publicity related to our competitors’ products; and
•maintain and defend our patent protection, seek additional protection and obtain regulatory exclusivity for AMZEEQ and ZILXI and our other product candidates.
Any disruption in our ability to generate revenues from the sale of AMZEEQ and ZILXI will have a material and adverse impact on our results of operations and liquidity.
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
Supply interruptions may disrupt our inventory levels and the availability of our products and product candidates and cause delays in obtaining regulatory approval for our product candidates or harm our business by reducing our revenues.

We depend on a limited number of manufacturing facilities to manufacture our finished products and product candidates. Numerous factors could cause interruptions in the supply or manufacture of our products and product candidates, including:
•timing, scheduling and prioritization of production by our contract manufacturers or a breach of our agreements by our contract manufacturers;
•labor interruptions;
•changes in our sources for manufacturing;
•the timing and delivery of shipments;
•our failure to locate and obtain replacement suppliers and manufacturers as needed on a timely basis; and
•conditions affecting the cost and availability of raw materials.
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
We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our product and product candidates in the future. For example, in April 2020, we entered into a license agreement with Cutia pursuant to which we granted Cutia exclusive rights to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and FCD105, if and as approved by the FDA, in China, Taiwan, Hong Kong and Macau. We may enter into other arrangements on a selective basis, depending on the merits of retaining commercialization rights ourselves compared to entering into selective collaboration arrangements with pharmaceutical or biotechnology companies internationally and possibly also in the United States. Any such collaboration arrangements may not be successful.
In addition, the success of future collaboration arrangements that we may enter into will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.
When entering collaboration arrangements, we are subject to a number of risks, including:
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial or abandon products, repeat or conduct new clinical trials, require a new formulation of products for clinical testing, may decide not to pursue development and commercialization of a product or product candidate or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to their acquisition of competitive products or their internal development of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
•any safety issues or adverse side effects that result from trials conducted by a collaborator will adversely impact our ability to obtain regulatory approval for our product candidates;
•any failure by a collaborator to demonstrate efficacy of a product candidate in its clinical trials could decrease the perceived likelihood of success for our clinical trials;
•disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters may lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement;
•collaboration arrangements are complex and time consuming to negotiate, document and implement, and we may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements;
•collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party and any such termination or expiration would adversely affect us financially and could harm our business reputation;

•collaboration agreements may be terminated and, if terminated, may result in delays or the need for a new collaborator or additional capital to pursue further development or commercialization of our product or product candidates in certain markets;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product or product candidates;
•terms of any collaborations or other arrangements that we may establish may not be favorable to us;
•we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•we will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators;
•collaborators may not properly use, maintain or defend our confidential information and intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•collaborators may own or co-own intellectual property covering products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property and they may be able to develop such products without us;
•disputes may arise with respect to the ownership of any intellectual property developed pursuant to our collaborations;
•collaborators’ sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings;
•adverse regulatory determinations or other legal action may interfere with the ability of a collaborator to conduct clinical trials or other development activity;
•one or more collaborators may be subject to regulatory or legal action resulting from the failure to meet healthcare industry compliance requirements in the conduct of clinical trials or the promotion and sale of products; and
•collaboration arrangements could be adversely impacted by changes in collaborators’ key management personnel and other personnel that are administering collaboration agreements.
We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.
As of December 31, 2020, we had federal and state net operating loss carryforwards of $243.2 million and $66.3 million, respectively. $44.3 million and $66.3 million of these carryforwards will begin to expire in 2031 for federal and state purposes, respectively. As of December 31, 2020, we had federal and state research and development tax credit carryforwards of $6.2 million and $1.2 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. These net operating loss and tax credit carryforwards could expire unused and be unavailable if we do not generate sufficient taxable income prior to their expiration. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change, by value, in its equity ownership by significant stockholders over a three-year period) the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or tax liability may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Sections 382 or 383. We have experienced ownership changes in the past, including in connection with our IPO and the Merger, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use the net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.
The Israeli Tax Authority may disagree with our conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.
In December 2020, we initiated a voluntary liquidation of our Israeli subsidiary in order to consolidate the ownership of our intellectual property. In connection therewith, the intellectual property and other assets owned by our Israeli subsidiary was assigned to the Company. Based on our analysis, we notified the Israeli Tax Authority that the gains realized by our Israeli subsidiary from the transfer of its assets to the Company was offset by net operating losses and that the liquidation did not result in tax in Israel under Israeli tax law. In the event that the Israeli Tax Authority does not agree with our analysis, we may be subject to a material tax amount and/or fail to realize the expected benefits of the transaction. In addition, we may incur additional costs associated with defending our position. Such tax liability and increase in costs may have a material adverse effect on our financial results.

The terms of our indebtedness may limit our operational or financial flexibility and failure on the part of us or any other obligor under the Amended and Restated Credit Agreement to comply with these covenants could subject us to defaults under the Amended and Restated Credit Agreement.
As of December 31, 2020, approximately $35.0 million of loans were outstanding under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains restrictive covenants that limit our ability to incur new indebtedness, create or grant liens on assets, make or enter into transactions that result in certain fundamental corporate changes, such as mergers or acquisitions, sell assets, change business activities, make certain investments or payments, pay dividends, change fiscal periods, enter into or become bound by certain inbound and outbound licenses, or enter into transactions with affiliates. The Amended and Restated Credit Agreement also contains certain financial covenants, requiring that (i) we maintain a minimum liquidity (aggregate cash balance of $2.5 million) and (ii) we achieve certain revenue targets as of a specific date. Additionally, the Company is monitoring ongoing developments in connection with the COVID-19 pandemic, which may have an adverse impact on the Company’s commercial prospects, projected cash position and ability to remain in compliance with these covenants.
The restrictive covenants in the Amended and Restated Credit Agreement may limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that could be in our interest. Our ability to comply with the financial covenants may be affected by events beyond our control. If we or any other obligor under the Amended and Restated Credit Agreement is unable to remain in compliance with any of the covenants under the Amended and Restated Credit Agreement, then it would cause a default under the Amended and Restated Credit Agreement and amounts outstanding thereunder may be accelerated and become due immediately. Any such acceleration of debt could have a material adverse effect on our financial condition and results of operations.
In addition, our indebtedness under the Amended and Restated Credit Agreement in connection with our guaranty obligations or in the event that we incur additional indebtedness from another source could have an adverse impact on our business or operations. For example, it could:
•limit our flexibility in planning for the development of pipeline product candidates and the commercialization of products and the approval and marketing of products;
•increase our vulnerability to both general and industry-specific adverse economic conditions; and
•limit our ability to obtain additional funds for working capital, capital expenditures, acquisitions, general corporate and other purposes.
We are required to make certain interest and principal payments in respect of outstanding borrowings under the Amended and Restated Credit Agreement. Our ability to make payments on any indebtedness (including indebtedness in connection with the guaranty obligations pursuant to the Amended and Restated Credit Agreement) depends on our ability to generate cash in the future. It is expected that we will experience negative cash flow for the foreseeable future as it funds its operations and capital expenditures. As a result, we may not be in a position to repay this indebtedness when due or obtain extensions to the maturity date. In order to repay these obligations when due, we may be required to sell assets, to refinance all or a portion of such indebtedness or to obtain additional financing, including on terms that are less favorable to us. If that additional financing involves the sale of equity securities or convertible securities, it would result in the issuance of additional shares of capital stock, which would result in dilution to our stockholders.
We may not receive market exclusivity for our products or product candidates under the Hatch-Waxman Act since our products and lead product candidate are based on an “old antibiotic” and therefore potential competitors may develop generic versions of our product(s) after launch that, if approved, could compete directly with our products sooner than we expect.
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
Although the FDA has not yet made a decision regarding exclusivity, we believe that the clinical data submitted for our product candidates will satisfy the exclusivity requirements for old antibiotics. Our Phase III clinical trials for AMZEEQ provided new clinical (including new pediatric) data that supported a topical route of administration, a new dosing regimen and a significantly lower concentration of minocycline than the prior oral form. ZILXI is indicated for the treatment of inflammatory lesions of rosacea in adults, which is a new indication for minocycline. While we believe that any clinical data submitted to support ZILXI and each of our pipeline products containing an old antibiotic will provide the required new significant benefits and uses to qualify for the three-year non-patent exclusivity, if the FDA and the U.S. courts do not agree with us, the product candidate would not be protected by three-year exclusivity under the Hatch Waxman Act. While we would continue to be able to enforce our patents listed in the FDA’s Orange Book against infringement by third-parties, including a 30-month or any further stay or injunction from a court during the pendency of litigation, the FDA could approve an ANDA for a generic version of our product and a company could launch the product at risk and we may not be able to obtain an injunction to prevent the launch, which would allow a generic into the market sooner than we expect. In addition, even if the FDA awards three-year exclusivity to each of these products, its scope will depend on how the FDA defines the exclusivity-protected change. If the FDA defines this change more narrowly than we anticipate, the three-year exclusivity could provide less protection against generic competition than expected. Moreover, even if we obtain three years marketing exclusivity, an ANDA may be submitted at any time before the expiration of market exclusivity.
Our future operating results are difficult to predict and may fluctuate significantly.
Our estimates related to revenue recognition from product sales are difficult to estimate as they are based on multiple assumptions which may prove to be incorrect. For example, we contract with certain third-party payers for the payment of rebates with respect to the utilization of our products and rebates to these payers are based on contractual percentages applied to the amount of our products prescribed to patients who are covered by the plan or the organization with which the third-party payer contracts. We have also implemented patient co-pay assistance programs to provide assistance to eligible patients with out-of-pocket costs, such as deductibles, co-insurance and co-payments, for the patient’s usage of our products. We recognize product sales at the transaction price, net of estimates of variable consideration, including commercial rebates, discounts related to a co-pay assistance programs, distribution fees, trade discounts, government rebates and chargebacks and product returns. Our estimates of variable consideration are based on assumptions relating to, among other things, the mix of patients who purchase our products who are fully insured, underinsured and uninsured and the utilization of our assistance programs, rebates, discounts and other pricing concessions and fees. If our estimates differ significantly from actual product sales, our financial results would be negatively impacted.
Changes in interest rates could adversely affect our earnings and/or cash flows.
Loans under the Amended and Restated Credit Agreement are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, the future of LIBOR as a benchmark is currently uncertain. It is unclear whether LIBOR will cease to exist or whether new methods of calculating LIBOR will be established or if LIBOR will be replaced by an alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked loans that are due under the Amended and Restated Credit Agreement. Changes in market interest rates may influence the financing costs and could reduce our earnings and cash flows.

If we fail to attract and keep senior management and key scientific and commercial personnel, we may be unable to successfully execute our strategy.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific and commercial personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, as well as key sales personnel and our senior technologists and scientists. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline or successful commercialization of AMZEEQ, ZILXI, or any of the clinical development of our other product candidates.
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
If our drug products are approved for commercialization outside the United States, we may choose to commercialize it ourselves or enter into agreement with third parties to do so. If we chose to directly commercialize internationally, we expect that we will be subject to additional risks, including:
•different regulatory requirements for drug approvals in foreign countries;
•differing United States and foreign drug import and export rules;
•different protection for intellectual property rights in foreign countries;
•different and additional regulatory requirements regarding data privacy (e.g. the California Consumer Privacy Act and the EU General Data Protection Regulation);
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•different reimbursement systems, and different competitive drugs;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•potential liability resulting from development work conducted by these distributors; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.
We may become subject to lawsuits that could have a material adverse impact on our business, results of operations and financial condition.
From time to time and in the ordinary course of our business, we may become involved in various lawsuits, in addition to product liability lawsuits and lawsuits to protect and enforce our intellectual property. These lawsuits may include claims initiated by our third-party collaborators, suppliers, manufacturers, former employees, contractors or vendors and claims related to the sale of securities and related disclosure. For example, in November 2018 and January 2019, putative securities class action complaints were filed against Menlo, certain former executive officers and directors, and certain underwriters in our IPO. The complaints allege violations of Sections 11 and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the IPO. The parties have mediated the consolidated lawsuit and reached a settlement, which was finally approved by the court in August 2020.
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
We currently develop our clinical drug product candidates in our research and development facility located in Ness Ziona, Israel and through partnerships with external contract manufacturing organizations. If these facilities or any future facility or our equipment were to be damaged or destroyed, or if we experience a significant disruption in our operations for any other reason, our ability to continue to operate our business could be materially harmed.
We currently research and develop our product candidates in our laboratory located in Ness Ziona, Israel and through partnership with external contract manufacturing organizations. If these or any future facilities were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our research and development facility is disrupted for any other reason, such an event could negatively impact our development activities and delay our clinical trials. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.
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
We recently downsized our offices in Israel but continue to maintain an office with laboratory facilities located in Ness Ziona. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Over the past decade, Israel has been engaged in several armed conflicts with Hamas, a terrorist group and political party that controls the Gaza Strip, and other terrorist groups from the Gaza Strip. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite terrorist group and political party. These conflicts have involved missile strikes against civilian targets in various parts of Israel, including the area where our facilities are located, and negatively affected business conditions in Israel. Any future hostilities involving Israel, or terrorist activities or political instability in the region, could interrupt or curtail trade between Israel and its trading partners, which could adversely affect our results of operations. Any such further armed conflicts could furthermore make it more difficult for us to raise capital. In addition, operations could be disrupted by the obligations of our Israeli personnel to perform military reserve service as a result of any such further conflicts.
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
Our business and operations could suffer in the event of failure, invasion, corruption, destruction or interruption of our or our partners’ critical information technology systems or infrastructure.
Despite the implementation of security measures, our information technology systems and infrastructure, and those of our current and any future partners, contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our systems or in non-encrypted portable media or storage devices. We could also experience a business interruption, intentional theft of confidential information, or reputational damage from espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could cause damage or destroy assets, compromise business systems, result in proprietary information, trade secrets and other sensitive information being altered, lost, stolen, or published and may result in loss of intellectual property and in employee or third-party information being compromised, or otherwise disrupt business operations. For example, the loss of manufacturing records or clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our current and any future product candidates and commercialization of our product could be delayed.
Our employees, independent contractors, principal investigators, consultants, vendors, CROs, distributors, prescribers and any partners with which we may collaborate may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our business.
We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, CROs, distributors, prescribers and any partners with which we may collaborate may engage in fraudulent or other illegal activity. Misconduct by these persons could include intentional, reckless or negligent conduct or unauthorized activity that violates: laws or regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA or foreign regulatory authorities; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commissions, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations, and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our operating results.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Although we believe the market for acne and rosacea therapies is less vulnerable to unfavorable economic conditions due to the significant discomfort and distress that these conditions inflict, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.
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
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully offering, soliciting, receiving, or paying remuneration directly or indirectly, in cash or in kind to induce or reward either the referral of an individual for, or the purchase, order or recommendation of goods or services for which payment may be made in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. The intent standard under the federal Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it, in order to have committed a violation. In addition, the ACA provides that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Additionally, many states have similar laws that apply to their state health care programs as well as private payors. Violations of the federal or state anti-kickback laws can result in exclusion from federal and state health care programs and substantial civil and criminal penalties.
•the federal civil and criminal false claims laws and civil monetary penalties laws, including the FCA, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment from Medicare, Medicaid or other federal healthcare programs, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government. Even where pharmaceutical companies do not submit claims directly to payors, they can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, marketing products of sub-standard quality, or, as noted above, paying a kickback that results in a claim for items or services. In addition, activities relating to the reporting of wholesaler or estimated retail prices for pharmaceutical products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for such products, and the sale and marketing of such products, are subject to scrutiny under this law. For example, several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Private individuals or “whistleblowers” can bring FCA “qui tam” actions on behalf of the government and may share in recovered amounts. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Proof of intent to deceive is not required to establish liability under the civil False Claims Act.
•HIPAA, which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program, including any third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making false statements relating to healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•HIPAA, as amended by HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, which impose, among other things, obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by certain healthcare providers, health plans and healthcare clearinghouses, known as “covered entities,” and “business associates.” Among other things, HITECH made certain aspects of HIPAA’s rules (notably the Security Rule) directly applicable to business associates - independent contractors or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. The Department of Health and Human Services Office for Civil Rights, or the OCR, has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. The OCR has recently increased both its efforts to audit HIPAA compliance and its level of enforcement, with one recent penalty exceeding $5 million. In addition, according to the United States Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 USC § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule;
•the federal Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of prescription drugs, devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. On October 25, 2018, then-President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act.” This law, in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”), will extend the Sunshine Act to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level healthcare providers (with reporting requirements going into effect in 2022 for payments made in 2021). In addition, Section 6004 of the ACA requires annual reporting of information about drug samples that manufacturers and authorized distributors provide to physicians;
•analogous state, local and foreign laws and regulations, such as state anti-kickback and false claims laws, and other states’ laws addressing the pharmaceutical and healthcare industries, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and in some cases that may apply regardless of payor, i.e., even if reimbursement is not available; state laws that require drug companies to comply with the industry’s voluntary compliance guidelines (the PhRMA Code) and the applicable compliance program guidance promulgated by the federal government (HHS-OIG) or otherwise prohibit or restrict gifts or payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require drug manufacturers to report information related to drug pricing or payments and other transfers of value to healthcare providers or marketing expenditures and pricing information; and state laws related to insurance fraud in the case of claims involving private insurers;
•data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States, such as the European Union, which adopted the General Data Protection Regulation (GDPR), which became effective in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business; and
•State laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and may apply more broadly than HIPAA, thus complicating compliance efforts – for example, the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and the California Attorney General will issue clarifying regulations. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted.
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

Since its enactment, there have been judicial, Congressional and political challenges to certain aspects of the ACA. For example, while in office, then-President Trump signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On January 3, 2020, the U.S. House of Representatives filed a petition for a writ of certiorari with the U.S. Supreme Court. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling and petition will have on the status of the ACA. Although we cannot predict the form of any such replacement of the ACA may take, if any, or the full effect on our business of the enactment of additional legislation pursuant to healthcare and other legislative reform, we believe that legislation or regulations that would reduce reimbursement for, or restrict coverage of, our products could adversely affect how much or under what circumstances healthcare providers will prescribe or administer our products. This could materially and adversely affect our business by reducing our ability to generate revenues, raise capital, obtain additional licensees, and market our products. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales.
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
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any of our product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, inter alia, require:
•changes to manufacturing methods;
•recall, replacement, or discontinuance of one or more of our products; and
•additional recordkeeping.
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
Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, and such delays could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
Our research and development activities and our third party subcontractors’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including minocycline, doxycycline and adapalene, key components of our products and product candidates, and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials are stored at our and our subcontractors’ facilities pending their use and disposal.
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
Our license agreement with Cutia exposes us to certain legal and other risks inherent in doing business in China that could adversely affect our business.
In April 2020, we entered into a license agreement with Cutia pursuant to which we granted Cutia exclusive rights to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and FCD105, if and as approved by the FDA, in China, Taiwan, Hong Kong and Macau. Conducting business in China exposes us to a variety of risks and uncertainties that are unique to China. The economy of China has been transitioning from a planned economy to a market−oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency−denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in interruptions of commercialization efforts in China. In addition, the Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have limited precedential value. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. Commercialization efforts in China could be materially harmed by any changes in the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations. If such commercialization efforts in China are materially harmed, Cutia may not be able to successfully commercialize the licensed products in China. Furthermore, the legal regime protecting intellectual property rights in China is also undergoing changes. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively less predictable, it is often challenging to create and enforce intellectual property rights in China. Accordingly, we may not be able to effectively protect our intellectual property rights in China under the agreement with Cutia.
Risks Related to Our Intellectual Property
If our efforts to obtain, protect or enforce our patents and other intellectual property rights related to our launched products AMZEEQ, ZILXI and our Phase III-ready product candidate FCD105, or any of our other product candidates are not adequate, we may not be able to compete effectively and we otherwise may be harmed.

Our commercial success depends in part on our ability to obtain and maintain patent protection and other intellectual property rights and to utilize trade secret protection for our intellectual property and proprietary technologies, our products and their uses, as well as our ability to operate without infringing upon the proprietary rights of others. We rely upon a combination of patents, trade secret protection, trademarks, trade dress, copyright, confidentiality agreements, assignment of invention agreements and other contractual arrangements to protect the intellectual property related to our launched AMZEEQ and ZILXI products and our Phase III-ready product candidate FCD105 and to our other development programs. Limitations on the scope of our intellectual property rights may limit our ability to defend our products and product candidates and to prevent third parties from designing around such rights and competing against us. For example, our patents in relation to AMZEEQ, ZILXI and FCD105 do not claim a new compound. Rather, the active pharmaceutical ingredients of our AMZEEQ and ZILXI foam products and our FCD105 combination product candidate are existing compounds, and our granted patents and pending patent applications are directed to, among other things, novel formulations of these existing compounds that are dispensed as a foam or to methods of use of these formulations. Accordingly, other parties may compete with us, for example, by independently developing or obtaining competing topical formulations that design around our various patent claims, or by using formulations from expired patents but which may contain the same active ingredients, or by seeking to invalidate our patents. For example, a third party may develop a competitive product that provides benefits similar to our product or to one of our clinical product candidates but has a sufficiently different composition to fall outside the scope of our patents. Moreover, any disclosure to or misappropriation by third parties of our confidential proprietary information, unless we have sufficient regulatory and/or patent and/or trade secret protection and we are able to enforce such rights successfully, could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in our market.

We currently have various granted patents and pending applications related to our AMZEEQ and ZILXI foam products and to our Phase III-ready topical combination foam candidate FCD105. We have a number of U. S. patents listed in the FDA’s Orange Book in relation to our ZILXI and AMZEEQ foam products. Subject to payments of the appropriate maintenance fees, the patents related to ZILXI expire in 2030 and the patents related to AMZEEQ expire in 2030 and 2037. These patents relate to a composition of matter comprising a claim to a formulation of a tetracycline antibiotic, which can include minocycline or doxycycline, or to a minocycline formulation or to methods of treatment using the compositions and therefore, may be less protective than patents that claim a new drug. We also have granted patents and pending patent applications in a number of foreign jurisdictions with specifications relating to AMZEEQ, ZILXI, or FCD105 compositions.

We are looking to license out or sell our serlopitant platform. We have discontinued the internal development of serlopitant and have no plans to do further work ourselves in this area. We currently own and have licensed various granted patents related to serlopitant in the United States. We have a granted patent licensed from Merck with claims in relation to the compound serlopitant and to a composition of matter comprising serlopitant that is expected to expire in 2025 in the United States, if the appropriate maintenance fees are paid. Patent applications in the same family were also filed internationally and patents have been granted in multiple foreign jurisdictions. We additionally have granted patents in the United States claiming methods-of-

use for serlopitant that are expected to expire in 2033 in the United States, if the appropriate maintenance fees are paid. From this family we also have patents granted in several foreign jurisdictions and patent applications pending in the United States and in various foreign jurisdictions.

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

As of December 31, 2020, the we had a patent portfolio of over 215 granted patents and a number of pending patent applications in certain countries worldwide, not including licensed in patents. The portfolio, describes and claims topical delivery platforms, including various foam-based platforms, amongst which is our main foam-based platform that supports our minocycline foam products, and other technology including patents and applications in relation to serlopitant, its uses and compositions for oral delivery. However, the patent applications that we own, or license may fail to result in granted patents in the U.S. or foreign jurisdictions, or if granted the patent claims may fail to prevent a potential infringer from marketing its product or be deemed invalid or held unenforceable by a court.

In patent litigation in the United States, defendant counterclaims, alleging invalidity and/or unenforceability, are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, there may be an invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability against our intellectual property related to one or more of our products or product candidates, we would lose at least part, and perhaps all, of the patent protection on such products or product candidates. Such a loss of patent protection would have a material adverse impact on our business.

Competitors and others in the fields of pharmaceuticals, systemically-administered, orally-administered and topically-administered therapies comprising an active ingredient in foam and other presentations have created a substantial amount of scientific publications, patents and patent applications and other materials relating to their technologies. Our ability to obtain and maintain valid and enforceable patents depends on various factors, including interpretation of each of our technologies and the prior art and whether the differences between them allow each of our technologies to be patentable. Patent applications and patents granted from them are complex, lengthy and highly technical documents that are often prepared under very limited time constraints and may not be free from errors or words that make their interpretation uncertain. Moreover, the way in which patents and their claims are interpreted can change as the patent system evolves with new legislation, regulations, practices and case law and changes can occur in unpredictable ways, which may weaken our ability to obtain new patents or assert and enforce existing patent claims and patent claims we may obtain in the future. The existence of errors in a patent or its priority may have a materially adverse effect on the patent, its scope and its enforceability. Likewise errors or omission in disclosure may result in the loss of rights. Our pending patent applications may not issue, or the scope of the claims of patent applications that do issue may be too narrow or inadequate to provide or protect a competitive advantage. Pending applications may be and have been challenged during prosecution by the submission of third-party observations or pre-grant oppositions. The outcome of these challenges can be uncertain. Such observations or oppositions can negatively impact the prosecution of the pending application and may result in the scope of claims being narrowed or rejected or the application may be refused. The advent of third-party observations or the filing of an opposition can be viewed as an indicator that a potential competitor may be working on or considering working on developing a generic or other product that if approved will compete with one or more of our products or product candidates to which the pending patent application relates. Also, our granted patents may be subject to challenges or construed in a way that may not provide adequate or any protection.

Even if these patents do successfully issue, third parties may challenge the validity, enforceability or scope of such granted patents or any other granted patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within 9 months from the publication of their grant. Also, patents granted by the USPTO, may be subject to review, reexamination and other challenges. Changes to the U.S. patent laws in 2012 provide additional procedures for third parties to challenge the validity of patents issuing from patent applications including post-grant review, which generally applies to patents first filed after March 15, 2013. A post-grant review (PGR) petition must be filed on or prior to the date which is 9 months after the patent is granted. The procedures also expand and reform the proceedings for challenging issued patents on grounds of prior art and publications, also known as inter partes review, or IPR. For patents filed after March 15, 2013, a petition for IPR may be filed the later of

9 months after grant of the patent or after a post-grant review proceeding on the patent has terminated. For patents filed prior to March 15, 2013, the rules regarding IPR filing remain unchanged and an IPR petition may be filed any time following issuance of the patent. As practice and case law of these post grant proceedings continues to evolve quite quickly their impact can be uncertain. None of our issued patents are or have been the subject of a PGR or IPR proceeding.

Furthermore, efforts to enforce our patents could give rise to challenges to their validity or unenforceability in court proceedings. If the patents and patent applications we hold or pursue with respect to our launched AMZEEQ and ZILXI products, or to our FCD105 product candidate or to any of our other product candidates are challenged, it could put one or more patents at risk of being invalidated or interpreted narrowly and threaten our competitive advantage for AMZEEQ, ZILXI, or FCD105 foam or for any of our other product candidates. Furthermore, even if they are not challenged, our patents and patent applications may not adequately protect our products and or product candidates or prevent others from designing around and or challenging our claims. To meet such challenges, which are part of the risks and uncertainties of developing and marketing product candidates, we may need to search and evaluate third party intellectual property rights and, if appropriate, to seek licenses for such third party intellectual property, which may not be available or to challenge such third party intellectual property, which may be costly and time consuming and may or may not be successful, which could also have a material adverse effect on the commercial potential for AMZEEQ, ZILXI, or FCD105 foam and any of our other product candidates.

If we encounter challenges to our patent claims in relation to our AMZEEQ or ZILXI products and we are not ultimately able to defend them, the period of time during which we will be able to market our AMZEEQ or ZILXI products may be reduced.

Further, if we encounter delays in our clinical trials or in seeking marketing approval of our product candidates, the period of time during which we could market FCD105 or any of our other product candidates under patent protection could be reduced. Additionally, if we encounter challenges to our patent claims in relation to any of our clinical trial product candidates and we are not ultimately able to defend them the period of time during which we will be able to commercialize such product candidates, if marketing approval is received, may be reduced.

Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to (i) file any patent application related to our AMZEEQ or ZILXI products, or to our FCD105 product candidate or any of our other product candidates or (ii) conceive and invent any of the inventions claimed in our patents or patent applications.

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

Even where patent, trade secret and other intellectual property laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property against our competitors could provoke actions or counterclaims against us, and our competitors have intellectual property of their own, some of which include substantial patent portfolios. An unfavorable outcome could have a material adverse effect on our business and could result in the challenged patent(s) or one or more of claims being interpreted narrowly or invalidated, or held not to be infringed, or one or more of our patent applications may not be granted.

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

In an effort to protect our trade secrets and other confidential information, we incorporate confidentiality provisions in all our employees’ agreements and require our consultants, contractors and licensees to which we disclose such information to execute confidentiality agreements upon the commencement of their relationships with us. These agreements require that confidential information, as defined in the agreement and disclosed to the individual by us during the course of the individual’s relationship with us, be kept confidential and not disclosed to third parties for an agreed term. These agreements, however, may not provide us with adequate protection against accidental or improper use or disclosure of confidential information, and these agreements may be breached. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. A breach of confidentiality could significantly affect our competitive position and we could lose our trade secrets or they could become otherwise known or be independently discovered by our competitors. Although we make efforts to protect our trade secrets and other confidential information we cannot be certain that all parties that gain access to our proprietary information or who may be involved in the development of our intellectual property have entered into written confidentiality agreements or that such agreements will be sufficiently protective or that they will not be breached. Also, to the extent that our employees, consultants or contractors use any intellectual property owned by others in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Additionally, others may independently develop the same or substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and other confidential information. Any of the foregoing could deteriorate our competitive advantages, undermine the trade secret and contractual protections afforded to our confidential information and have material adverse effects on our business, as could disruptions and breaches of cybersecurity.

Changes in U.S. or foreign patent law and practice could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other companies in the markets in which we participate, our success is heavily dependent on intellectual property, particularly patents. The strength of patents in the pharmaceutical field involves complex legal and scientific questions and moreover in the United States and in many foreign jurisdictions patent policy, practice and case law continues to evolve and change and the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. This uncertainty includes changes to the patent laws through one or more of legislative action to change statutory patent law, rule changes and practice directions issued by National Patent Offices, or court action that may reinterpret, limit or expand on existing law in ways affecting the scope or validity of granted patents and what may be claimed in pending applications. Particularly in recent years in the United States, there have been several major legislative developments and court decisions that have affected patent laws and how they are applied in significant ways and there may be more developments in the future that may weaken or undermine our ability to obtain patents or to enforce our existing and future patents. Additionally, new guidelines are issued by the USPTO and by the FDA from time to time which can impact patent practice in the pharmaceutical industry in significant ways.

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

In order to facilitate the development and commercialization of our minocycline products in mainland China, Taiwan, Hong Kong and Macau, we have entered into a license agreement with Cutia. The license agreement gives Cutia certain rights with respect to inventions generated solely by them or jointly with us. Subject to the terms of the agreement, in the former case Cutia will own them and shall grant us a license, and in the latter case they will be jointly owned. As part of our agreement with Cutia certain confidential and proprietary information is and will be shared. Conducting business in China exposes us to a variety of risks and uncertainties that are unique to China in addition to the various risks associated with sharing confidential and proprietary information and jointly owning intellectual property rights.

If we infringe or are alleged to infringe or otherwise violate intellectual property rights of third parties, our business could be harmed.

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Competitors in the field of topical and oral drugs have developed and may continue to develop large portfolios of patents and patent applications relating to our business. For example, for the treatment of acne or rosacea and other topical indications, including for the treatment of psoriasis and other skin or mucosal disorders. In particular, there are patents and pending patent applications held by third parties that relate to formulations with minocycline-based and adapalene-based and doxycycline-based products and to methods of treatment with minocycline-based and adapalene-based and doxycycline-based products for indications we are pursuing with our AMZEEQ and ZILXI products, our FCD105 product candidate and our other such-based product candidates and in relation to other product candidates and activities that we are considering. There are also patents and pending patent applications held by third parties that relate to formulations with neurokinin 1 receptor antagonists and to treatment of pruritus or itch. There may be granted patents with claims that could be asserted against us in relation to such products or product candidates. There may also be granted patents held by third parties that may be infringed or otherwise violated by our other product candidates and activities, and we do not know whether or to what extent we may be infringing or otherwise violating third party patents. There may also be third party patent applications, some of which may not yet have been published, that if approved and granted as patents may be asserted against us in relation to our AMZEEQ and ZILXI products, our FCD105 product candidate, or any of our other product candidates or activities. Patent applications can take years to issue and there may be applications that are pending and in the course of prosecution claims may change or be added and there may be patents and claims of which we are unaware that may later issue with claims that might be infringed by commercializing a product or product candidate. We may fail to identify applications and granted patents that may be asserted against us in relation to our AMZEEQ and ZILXI products and our FCD105 product candidate, or any of our other product candidates or activities. Searches and analyses undertaken may miss or not uncover all potential and future threats. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages and legal fees. These third parties could include non-practicing entities that have no relevant products or revenue. Further, if a patent infringement suit were brought against us, we could be temporarily or permanently enjoined or otherwise forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.
As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both and may limit us in other ways, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property, or such rights might be restrictive and limit our present and future activities. Ultimately, we or a licensee could be prevented from commercializing a product or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

There has been and there currently is substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. Such litigation can be very expensive, and the cost burden of intellectual property litigation may impact on our other activities. In addition to possible infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation, review, re-examination or other post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or any future products. In some jurisdictions, third party observations or pre-grant oppositions may be filed. For example, third party observations have been filed during the prosecution of one of our EP patent applications and a pre grant opposition was submitted in respect of a pending Indian patent application. These applications relate to our minocycline-based products. A third party may initially sometimes choose to submit exploratory observations or oppositions in one or more foreign jurisdictions prior to commencing proceedings in the United States, where the costs could be higher. The cost and burden to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings and their outcome could impair our ability to compete in the marketplace and impose a substantial financial burden on us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

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

The USPTO and various foreign patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions to maintain patent applications and issued patents. Noncompliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. Similarly, compliance with relevant provisions is required to maintain trademark applications and registrations, while non-compliance can, likewise, result in loss of rights. In some circumstances, however, we may allow intellectual property rights to become abandoned, such as, where they are no longer considered of interest.

If we are unable to secure registrations and protect our trademarks or trade dress from infringement, our business prospects may be harmed.

We own trademarks that identify “VYNE” and “VYNE Therapeutics” and have submitted applications to register these trademarks in the United States and in various other jurisdictions. Similarly, we own trademarks that identify our “AMZEEQ” and “ZILXI” products and have registered these trademarks in the United States and some other jurisdictions. We own the “MST” trademark that identifies our FDA approved topical product for acne vulgaris and its delivery technology and we have filed applications in the United States and in some other jurisdictions for this trademark. We also own and have filed applications for trademarks in the United States that represent the different logos used in connection with our AMZEEQ and ZILXI products and our VYNE identity. We have not yet selected or submitted trademark applications for a proposed commercial trade name for FCD105 in the United States or elsewhere and failure to do so and secure registrations could adversely affect our business.

Applications for trademarks may be rejected during prosecution and we may be unable to overcome such proceedings or we may have to narrow or limit the scope of the applications or rely on a lower level of protection provided by common law unregistered trademark rights, if any. Opposition or cancellation proceedings may be filed against our trademarks, which may not survive such proceedings or we may have to narrow or limit their scope. Our applications for the MST™ trademark in the United States, and in some other jurisdictions are being opposed. As the need arises suitable steps may be taken to defend our MST trademark and contest these proceedings.

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

We also have rights in trade dress, including in our packaging materials and products. Trade dress includes the design and shape of the materials in which a product is packaged. Product configuration, the design and shape of the product itself, may also be considered a form of trade dress. In the U.S. The Lanham Act protects trade dress if it serves the same source-identifying function as a trademark. While it is possible to register trade dress as a trademark, for practical reasons most trade dress and product configurations are protected without registration under 15 U.S.C. § 1125(a). Nevertheless, it can be more difficult to assert and protect unregistered rights and if others seek to copy our trade dress and we are not successful in asserting and protecting our rights it could adversely affect our business.

Additionally, we have rights in certain domain names associated with our business, including AMZEEQ.COM and ZILXI.COM. If others seek to use domain names closely similar and we are not successful in asserting and protecting our rights it could adversely affect our business.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.

Competitors may infringe our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims to stop third party infringement or unauthorized use. This can be expensive and burdensome, particularly for a company of our size, as well as time-consuming. In addition, in an infringement proceeding, a court may decide that a patent or certain patent claims of ours are not valid or is unenforceable, or may refuse to stop the other party or parties from using the technology or method at issue on the grounds that our patent claims do not cover its or their technology or method or that the factors necessary to grant an injunction against an infringer are not satisfied.

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

VYNE is the owner of patents that have been licensed to LEO Pharma to market Finacea® (azelaic acid) foam, a topical prescription medicine used to treat the inflammatory papules and pustules of mild to moderate rosacea. Paragraph IV Certification Notice letters directed against several of our U.S. patents listed in the FDA’s Orange Book for Finacea foam were received respectively from an affiliate of Teva Pharmaceutical Industries Ltd., from affiliates of Perrigo Company plc. and from Taro Pharmaceuticals Industries Ltd. and its affiliate Taro Pharmaceuticals U.S.A., Inc. In each case a Complaint was timely filed with the U.S. District Court for the District of Delaware, asserting, among other things, that each company had infringed our patents, as listed in its Paragraph IV Notice Letters, by seeking FDA approval to manufacture and sell a generic version of Finacea foam prior to expiration of these patents. These lawsuits were respectively settled in October 2019, April 2019 and recently in March 2020 to conclude the litigation relating to Finacea® foam. Details of the settlement agreements are confidential. Although the litigation has now settled, a future supply issue and or substitution of Finacea in favor of generic versions has the potential to have a negative impact on future commercialization of Finacea and to result in a loss of license revenue.

We have also entered into license agreements with other commercial partners for the development and commercialization of products with active ingredients other than azelaic acid that license one or more of the patents listed in the FDA’s Orange Book for Finacea foam, or a family member thereof. While these license agreements are not considered material to our main business, an adverse result may put at risk the development and commercialization of any of these licensed products.

Finacea foam uses a different foam technology platform than that utilized for our AMZEEQ and ZILXI products. Likewise, our AMZEEQ and ZILXI products and our FCD105 product candidate are supported by different patents than those listed in the Orange Book for Finacea foam.

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

We have various patents listed in the FDA’s Orange Book in respect of our AMZEEQ and ZILXI products. Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and may be unsuccessful in whole or part. The infringing party may deny any infringement or challenge the patents or one or more claims as invalid or unenforceable. Litigation proceedings may also fail, and even if successful, they may result in substantial costs and distraction of our management and other employees. Furthermore, in any infringement proceeding, a court may decide that a patent of ours, or one or more claims of such patent, is not valid or is unenforceable, or may refuse to stop the other party from using the supposedly infringing technology on the grounds that our patents, or one or more claims of such patents, do not cover such technology. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could also put one or more of our pending patent applications at risk of not issuing. Our product candidates may be subject to the same risks.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. In some foreign jurisdictions the patent system, for example, may not allow certain types of claims that are acceptable in the United States or may only accept claims of a narrower scope. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to pharmaceuticals and methods of treatment, which could make it difficult for us to stop the infringement of our patents or of other intellectual property protection, misappropriation of intellectual property rights, or marketing of competing products in violation of our proprietary rights generally. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In such countries, patents may provide limited or no benefit. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims or issue proceedings against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Further, third parties may prevail in their claims against us, which could potentially result in the award of injunctions or substantial damages against us. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

The trading price of the shares of our common stock is volatile, and stockholders could incur substantial losses.
Our stock price is volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock price, and the stock price of many other public companies, experienced a period of high volatility in early 2021. Such volatility resulted in rapid and substantial increases and decreases in our stock price that may or may not be related to our operating performance or prospects. As a result of this volatility, stockholders may not be able to sell their common stock at or above the price paid for the shares. In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies, including us, following periods of volatility in the market prices of these companies’ common stock. If we are subject to future lawsuits we would be subject to additional risks as described in “We may become subject to lawsuits that could have a material adverse impact on our business, results of operations and financial condition” above. The market price for our common stock may be influenced by many factors, including:
•our ability to successfully commercialize AMZEEQ and ZILXI in the United States;
•the impact of COVID-19 or of another pandemic or epidemic on our business and the broader economy as a whole;
•delays between our expenditures to develop and market new or enhanced products and the generation of sales from those products;
•the success or failure of our licensees to develop, obtain approval for and commercialize our licensed products, for which we are entitled to contingent payments and royalties;
•announcement of technological innovations or new products by us;
•market acceptance of our products;
•development of technological innovations or new competitive products by others;
•announcement of clinical trial results or any other clinical data results we announce;
•the commencement or enrollment of our ongoing clinical trials or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•announcements of clinical trials results by competitors;
•adverse results from, delays in or termination of clinical trials;
•any delay in our regulatory filings and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•adverse regulatory decisions, including failure to receive regulatory approval of product candidates;
•the filing of ANDAs by generic companies seeking approval to market generic versions of our products and of our licensee’s products;
•failure to achieve a publicly announced milestone;
•unanticipated serious safety concerns related to the use of our products;
•changes in financial estimates by us or by any securities analysts who might cover our stock;
•future capital raising transactions;
•conditions or trends in our industry;
•changes in the market valuations of similar companies;
•stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•investors’ general perception of our company and our business;
•recruitment or departure of key personnel;
•overall performance of the equity markets;
•trading volume of our common stock;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•the loss of or failure to obtain material intellectual property rights;
•our sale or proposed sale, or the sale by our significant stockholders, of our common stock or other securities in the future;
•general political and economic conditions;
•the sentiment of the retail investor community; and
•other events or factors, many of which are beyond our control.

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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:
•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
•the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the chief executive officer or the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.
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
In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:
•We indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

•We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
•We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.
•The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.
•We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•not being required to hold a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Decreased disclosures in our SEC filings due to our status as an emerging growth company may make it harder for investors to analyze our results of operations and financial prospects. Investors may find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.
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
General Risk Factors
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
ITEM 1B - UNRESOLVED STAFF COMMENTS
None.
ITEM 2 - PROPERTIES
Our executive offices in the United States are located in Bridgewater, New Jersey. We currently lease approximately 15,000 square feet of office space under a lease that expires on August 31, 2022. We have an option to extend our existing lease for an additional three years on similar conditions. We currently lease approximately 4,600 square feet of office space in Israel under a lease that expires on December 31, 2021.
We believe that our current office space and facilities in the United States and Israel are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms for our future growth.
ITEM 3 - LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings relating to claims that we consider to be arising from the ordinary course of our business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.
Menlo IPO Litigation
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
Merger Litigation
Seven lawsuits (collectively, the “Merger Lawsuits”) were filed in various U.S. federal district courts against Foamix and certain other defendants in connection with the Merger. The lawsuits generally alleged that the registration statement on Form S-4 and the prospectus/joint proxy statement included therein included false or misleading information regarding the Merger in violations of Section 14(a) and Section 20(a) of the Exchange Act and/or Rule 14a-9 promulgated under the Exchange Act. In addition, one of the lawsuits alleged that the members of Foamix’s board of directors breached their fiduciary duties in connection with the Merger. The plaintiffs sought, among other things, to enjoin consummation of the Merger, or alternatively rescission or rescissory damages; to compel the individual defendants to disseminate a joint proxy statement/prospectus that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading; a declaration that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act; a declaration that the Merger Agreement was entered into in breach of fiduciary duty and is therefore invalid and unenforceable; an order directing the individual defendants to commence a sale process for Foamix and obtain a transaction; and an award of costs, including attorneys’ and experts’ fees and expenses, as well as an accounting of damages allegedly suffered by the plaintiffs. The plaintiffs have agreed the Lawsuits were rendered moot by subsequent disclosure, and on April 22, 2020, each of the plaintiffs and defendants named in the Merger Lawsuits entered into a mootness resolution agreement pursuant to which the plaintiffs agreed to dismiss their lawsuits with prejudice as to the named plaintiff and Foamix agreed to pay a de minimis mootness fee to plaintiffs’ counsel. As of May 4, 2020, each of the Merger Lawsuits has been dismissed. Accordingly, the Company considers the matter concluded.
ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock was previously listed on Nasdaq under the symbol “MNLO” since January 24, 2018 until it changed to "VYNE" in connection with the corporate name change on September 4, 2020. Prior to January 24, 2018, there was no public trading market for our common stock.
On February 10, 2021, our Board of Directors approved a one-for-four reverse stock split of our outstanding shares of common stock. The reverse stock split was effected on February 12, 2021 at 5:00 p.m. Eastern time. At the effective time, every four issued and outstanding shares of our common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and in lieu thereof, each stockholder holding fractional shares was entitled to receive a cash payment (without interest or deduction) from the Company’s transfer agent in an amount equal to such stockholder’s respective pro rata shares of the total net proceeds from the Company’s transfer agent sale of all fractional shares at the then-prevailing prices on the open market. In connection with the reverse stock split, the number of authorized shares of our common stock was also reduced on a one-for-four basis, from 300 million to 75 million. The par value of each share of common stock remained unchanged. A proportionate adjustment was also made to the maximum number of shares issuable under the Company’s 2019 Equity Incentive Plan, 2018 Omnibus Incentive Plan and 2019 Employee Share Purchase Plan.
Holders of Common Stock

As of February 25, 2020, there were approximately 8 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
ITEM 6 - SELECTED FINANCIAL DATA
Removing and reserving Item 6.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section entitled “Item 1A-Risk Factors”.
The Merger was accounted for as a reverse acquisition, with Foamix allocating the purchase price consideration to the tangible and intangible assets acquired and liabilities assumed from Menlo, and the excess purchase price recorded as goodwill. In accordance with reverse acquisition accounting, Foamix’s consolidated financial statements are deemed those of the predecessor entity and, accordingly, the historical financial statements presented herein are those of Foamix.
Company Overview
We are a specialty pharmaceutical company focused on developing proprietary, innovative and differentiated therapies in dermatology and beyond. Our products, AMZEEQ for the treatment of inflammatory lesions of moderate-to-severe acne vulgaris in adults and patients 9 years of age and older, and ZILXI for the treatment of inflammatory lesions of rosacea in adults, are the first topical minocycline products to be approved by the FDA. AMZEEQ and ZILXI were commercially launched in January and October of 2020, respectively, and serve as a springboard for commercializing additional innovative products. In addition, our product pipeline includes FCD105 (minocycline 3% and adapalene 0.3%), our proprietary novel topical combination foam formulation of minocycline and adapalene for the treatment of moderate-to-severe acne vulgaris. FCD105 is a Phase 3-ready asset that we believe has the potential to be a best-in-class treatment for patients with acne. In addition, we recently announced a development program for FMX114, which is a combination topical gel for the potential treatment of mild-to-moderate atopic dermatitis. We plan to conduct a Phase 2a proof-of-concept study for FMX114 in the third quarter of 2021.
AMZEEQ and ZILXI utilize our proprietary Molecule Stabilizing Technology (MST)™ platform that is also being used to develop FCD105. Our MST™ proprietary foam platform is designed to optimize the topical delivery of minocycline, an active pharmaceutical ingredient, or API, that was previously available only in oral form despite its prevalent use in dermatology. In addition to the MST platform, we have a number of proprietary delivery platforms in development that enable topical delivery of other APIs, each having unique pharmacological features and characteristics designed to keep the API stable when delivered and directed to the target site. We believe our MST vehicle and other topical delivery platforms may offer significant advantages over alternative delivery options and are suitable for multiple application sites across a range of conditions.
Key Developments
Below is a summary of selected key developments affecting our business that have occurred since December 31, 2019:
•On November 10, 2019, Menlo, Foamix and Giants Merger Subsidiary Ltd., a wholly-owned subsidiary of Menlo (“Merger Sub”), entered into the Merger Agreement. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Foamix, with Foamix surviving as a wholly-owned subsidiary of Menlo (the “Merger”) on March 9, 2020. Foamix was deemed the “accounting acquirer” in the Merger and the Merger was accounted for as a reverse acquisition, with Foamix allocating the purchase price consideration to the tangible and intangible assets acquired and liabilities assumed from Menlo, and the excess purchase price recorded as goodwill. In accordance with reverse acquisition accounting, Foamix’s consolidated financial statements are deemed those of the predecessor entity.
•On March 9, 2020, we entered into an Amended and Restated Credit Agreement and Guaranty, whereby we have guaranteed the indebtedness obligation of our subsidiary borrower and granted a first priority security interest in substantially all of our assets for the benefit of the lenders. $35.0 million was outstanding under the Amended and Restated Credit Agreement as of December 31, 2020, with no availability for additional borrowings. On August 5, 2020, the parties amended the minimum net revenue covenant contained in the Amended and Restated Credit Agreement and Guaranty following an assessment of the impact of the COVID-19 pandemic on the Company's business.
•On March 24, 2020, we announced that Andrew Saik joined the Company as our Chief Financial Officer and Treasurer.

•On April 2, 2020, we announced that we entered into a settlement and license agreement to resolve the remaining pending patent litigation involving Finacea foam.
•In April 2020, LEO remedied the supply chain issues related to Finacea and resumed commercial sales.
•On April 6, 2020, we announced top line results from the Phase III PN Trials for serlopitant. Neither study met their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based on a 4-point improvement responder analysis. We currently do not intend to further pursue the development of serlopitant internally. As such, the Company recorded a full impairment charge related to the IPR&D and Goodwill assets of $49.8 million and $4.5 million, respectively, in its consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.
•On April 23, 2020, we announced that we entered into the Cutia License Agreement with respect to our minocycline products and product candidate, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved, FCD105 in the Greater China territory. We will supply the finished licensed products to Cutia for clinical and commercial use. We received an upfront cash payment of $10 million and will be eligible to receive an additional $1 million payment upon the receipt of marketing approval in China of the first licensed product. We will also receive royalties on net sales of any licensed products.
•The COVID-19 pandemic has directly impacted our business operations. There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will continue to impact our patients, employees, suppliers, vendors, business partners and distribution channels. Our product sales, particularly during the second and fourth quarters of 2020, were negatively impacted by the pandemic due to a surge in reported cases and restrictions adopted in response thereto. However, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties, including duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development and distribution of effective treatments or vaccines, and the resumption of widespread economic activity. A further-extended duration of the pandemic could continue to have a material adverse effect on our product sales for AMZEEQ and ZILXI. In addition, any prolonged material disruption of the Company’s employees, suppliers, manufacturing, or customers could further materially negatively impact our consolidated financial position, consolidated results of operations and consolidated cash flows. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.
•On May 28, 2020, the FDA approved ZILXI for the treatment of inflammatory lesions of rosacea in adults. ZILXI is the first minocycline product of any kind to be approved by the FDA for use in rosacea. ZILXI became available in pharmacies nationwide on October 1, 2020.
•On June 2, 2020, we announced positive results from a Phase II clinical trial evaluating the preliminary safety and efficacy of FCD105 (3% minocycline / 0.3% adapalene foam), the first ever topical minocycline-based combination product, for the treatment of moderate-to-severe acne vulgaris. Study FX2016-40 enrolled 447 patients in the United States who were randomized to either FCD105 foam, 3% minocycline foam, 0.3% adapalene foam, or vehicle foam. The Company anticipates commencing a Phase III program for FCD105 in 2021.
•On June 9, 2020, we completed an underwritten public offering of 7,776,875 shares of common stock at a price to the public of $7.40 per share. The net proceeds of the offering were approximately $53.6 million, after deducting underwriting discounts and commissions and other offering expenses. The number of shares sold and purchase price have been adjusted to reflect the Company's 1-for-4 reverse stock split. See below for additional discussion about the reverse stock split.
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
•During the fourth quarter of 2020, the Company expanded its distribution model with respect to AMZEEQ and ZILXI to include independent and specialty pharmacies in an effort to further reduce barriers for patients to initiate and maintain therapy.
•VYNE was added to the Nasdaq Biotechnology Index effective as of December 21, 2020.
•During the three months ended December 31, 2020, the Company issued and sold 1,175,000 shares of common stock at a weighted average price per share of $7.00 for $8.0 million in net proceeds pursuant to a Sales Agreement with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") through an at-the-market equity offering program under which Cantor Fitzgerald acted as our sale agent. In addition, from January 1, 2021 through January 25, 2021, the Company issued and sold an additional 2,778,012 shares of common stock at a weighted average price per share of $9.76 for $26.3 million in net proceeds. Effective as of January 25, 2021, the Company terminated the Sales Agreement and will not make any additional sales thereunder. The number of shares sold and purchase prices have been adjusted to reflect the Company's 1-for-4 reverse stock split. See below for additional discussion about the reverse stock split.
•On January 21, 2021, the Company announced the execution of a contract with one of the largest pharmacy benefit managers in the U.S. with respect to AMZEEQ and ZILXI.
•On January 28, 2021, the Company completed a registered direct offering of 5,274,261 shares of common stock at a price of $9.48 per share. The net proceeds of the offering were approximately $46.7 million, after deducting placement agent fees and other offering expenses. The number of shares sold and purchase price have been adjusted to reflect the Company's 1-for-4 reverse stock split. See below for additional discussion about the reverse stock split.
•On February 1, 2021, we announced that the FDA approved a label update for AMZEEQ, including new information indicating the low propensity of Propionibacterium acnes (more commonly known as P. acnes) to develop resistance to minocycline.
•On February 10, 2021, our Board of Directors approved a one-for-four reverse stock split of our outstanding shares of common stock. The reverse stock split was effected on February 12, 2021 at 5:00 p.m. Eastern time. At the effective time, every four issued and outstanding shares of our common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and in lieu thereof, each stockholder holding fractional shares was entitled to receive a cash payment (without interest or deduction) from the Company’s transfer agent in an amount equal to such stockholder’s respective pro rata shares of the total net proceeds from the Company’s transfer agent sale of all fractional shares at the then-prevailing prices on the open market. In connection with the reverse stock split, the number of authorized shares of our common stock was also reduced on a one-for-four basis, from 300 million to 75 million. The par value of each share of common stock remained unchanged. A proportionate adjustment was also made to the maximum number of shares issuable under the Company’s 2019 Equity Incentive Plan, 2018 Omnibus Incentive Plan and 2019 Employee Share Purchase Plan.
•On March 1, 2021, we announced development plans for FMX114 for the potential treatment of mild-to-moderate atopic dermatitis. FMX114 is a fixed combination of tofacitinib, which is a pan-Janus kinase (JAK) inhibitor, and fingolimod, a sphingosine 1-phosphate receptor modulator. FMX114 attempts to address both the source and cause of inflammation in atopic dermatitis and support skin barrier recovery.
Revenues
Our revenue during the periods presented has been primarily comprised of AMZEEQ and ZILXI product sales and collaboration and license revenue.
During 2019, we were engaged in pre-launch sales and marketing planning activities and other pre-commercialization efforts in order to support the commercialization of AMZEEQ in the United States. AMZEEQ and ZILXI were commercially launched in January and October of 2020, respectively. We have generated product revenue of $10.2 million for the year ended December 31, 2020. We will not commercially launch our other product candidates in the United States or generate any revenues from sales of any of our product candidates unless and until we obtain marketing approval. Our ability to generate revenues from sales will depend on the successful commercialization of AMZEEQ and ZILXI and any other product candidates that receive marketing approval.
Historically, we have generated revenues under development and license agreements including royalty payments in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer, which later assigned it to LEO. In the three months ended March 31, 2020, we did not receive or become entitled to any royalty payments due to the ongoing suspension of the manufacturing of Finacea by LEO, following inadequate supply of quality-compliant batches of the API used in such product. In April 2020, LEO informed us that it had reestablished the supply of Finacea foam and resumed commercial sale in the United States. In the year ended December 31, 2020 we received royalties of $0.8 million.
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
Additionally, as described in “Key Developments,” on April 23, 2020, we announced that we entered into a licensing agreement with Cutia for our other topical minocycline products and product candidate, if approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved in the U.S., FCD105 in the Greater China territory. We will supply the finished licensed products to Cutia for clinical and commercial use. We received an upfront cash payment of $10 million and will be eligible to receive an additional $1 million payment upon the receipt of marketing approval in China of the first licensed product. We will also receive royalties on net sales of any licensed products pursuant to the agreement. In the year ended December 31, 2020, we recognized license revenue of $10.0 million.
Cost of Goods Sold
Cost of goods sold was $1.4 million for the year ended December 31, 2020. There was no cost of goods sold in the year ended December 31, 2019 because the revenues in that period consisted solely of royalties, which do not bear related cost of goods sold.
Our gross margin percentage of 86% was favorably impacted during the year ended December 31, 2020 by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the year ended December 31, 2020 was valued at cost, our gross margin for the period then ended would have been 83%.
Cost of goods sold expenses consist primarily of:
◦third party expenses incurred in manufacturing product for sale;
◦transportation costs incurred in shipping manufacturing materials between third parties; and
◦other costs associated with delivery and manufacturing of product.
Operating Expenses
Research and development expenses
Our research and development expenses to date relate primarily to the development of AMZEEQ, ZILXI and FCD105. Our total research and development expenses for the year ended December 31, 2020 and 2019 were approximately $43.5 million and $51.2 million, respectively. We charge all research and development expenses to operations as they are incurred.
Research and development expenses consist primarily of:
•employee-related expenses, including salaries, benefits and related expenses, including share based compensation expenses;
•expenses incurred under agreements with third parties, including subcontractors, suppliers and consultants that conduct regulatory activities, clinical trials and preclinical studies;
•expenses incurred to acquire, develop and manufacture clinical trial materials;

•facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs;
•costs associated with the creation, development and protection of intellectual property;
•other costs associated with preclinical and clinical activities and regulatory operations; and
•materials and manufacturing costs related to commercial production prior to FDA approval.
Selling, general and administrative expenses
Our selling, general and administrative expenses for the year ended December 31, 2020 and 2019 were approximately $89.5 million and $45.1 million, respectively. This increase was primarily associated with the expansion of our employee base, including sales force, to support the growth of our operations, severance expenses for Menlo employees, stock based compensation awards, merger expenses and sales and marketing expenses incurred in connection with the commercialization of AMZEEQ and ZILXI.
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
Interest Expense
Interest expense primarily consists of interest expense on our long-term debt.
Other Income, net
Other Income, net primarily consists of gains from interest earned from our bank deposits, financial income on our marketable securities and a revaluation of our derivative liability.
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when AMZEEQ, ZILXI or any other product, if approved in the future, generates adequate revenues for us to reach profitability. As of December 31, 2020, we had federal and state net operating loss carryforwards of $243.2 million and $66.3 million, respectively, of which $44.3 million and $66.3 million of these carryforwards will begin to expire starting in 2031 through 2040 for federal and state purposes, respectively. As of December 31, 2020, we had federal and state research and development tax credit carryforwards of $6.6 million and $1.2 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. As of December 31, 2020, the Company had $198.9 million in federal and state NOLs with no limited period of use.
In December 2020, the Company began liquidation proceedings of its Israeli subsidiary, VYNE Pharmaceuticals Ltd., to align with its business strategy. As a result thereof, the Company's intellectual property was assigned to the U.S. parent company and we recognized a $163.0 million taxable gain for Israeli income tax purposes. However, the taxable gain was fully offset by net operating loss carryforwards, resulting in no income tax expense to the Company.
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
Results of Operations for the Year Ended December 31, 2020 and December 31, 2019
Summary of Operations

	Year Ended December 31,
(in millions, except %)	2020	2019	Variance
Revenues	$21.0	$0.4	$20.6	4,638.8%
Cost of goods sold	1.4	—	1.4	100.0%
Research and development expenses	43.5	51.2	(7.7)	(15.0)%
Selling, general and administrative expenses	89.5	45.1	44.4	98.5%
Goodwill and in-process research & development impairments	54.3	—	54.3	100.0%
CSR Remeasurement	84.7	—	84.7	100.0%
Interest expense	4.4	0.9	3.5	376.7%
Other income, net	(1.1)	(1.4)	0.3	(22.9)%
Taxes on income	(0.3)	(0.2)	(0.1)	46.6%
Net loss	255.6	95.2	160.4	168.5%
Revenues
Revenues totaled $21.0 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, our revenue consisted of $10.2 million of product sales, primarily associated with AMZEEQ and ZILXI, which were launched in January 2020 and October 2020, respectively, $10.0 million of license revenue, and $0.8 million of royalty revenue. For the year ended December 31, 2019, revenues consisted solely of royalty revenues.
The increase in license revenue for the year ended December 31, 2020 as compared to license revenue for the year ended December 31, 2019 is due to the upfront payment received under the Cutia License Agreement for the marketing and sale of our topical minocycline products in Greater China.
Circumstances surrounding the COVID-19 pandemic have negatively impacted our ability to execute our commercial strategy with respect to AMZEEQ and ZILXI. For example, our product sales, particularly during the second and fourth quarters of 2020, were negatively impacted by restrictions put in place in response to the pandemic. Specifically, many healthcare providers suspended access to their office for pharmaceutical sales representatives. In addition, many patients have chosen not to visit or contact their healthcare providers which has limited new patient access and conversion. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and will continue to evolve with geographical re-openings, virus waves and the distribution of vaccines and treatment options. An extended duration of the COVID-19 pandemic could continue to negatively impact sales of AMZEEQ and ZILXI.
Cost of Goods Sold
Cost of goods sold was $1.4 million for the year ended December 31, 2020. There was no cost of goods sold in the year ended December 31, 2019 because the revenues in that period consisted solely of royalties, which do not bear related cost of goods sold.
Our gross margin percentage of 86% was favorably impacted during the year ended December 31, 2020 by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the year ended December 31, 2020 was valued at cost, our gross margin for the period then ended would have been 83%.

Research and development expenses
Our research and development expenses for the year ended December 31, 2020 were $43.5 million, representing a decrease of $7.7 million, or 15.0%, compared to $51.2 million for the year ended December 31, 2019. Clinical and manufacturing expense for AMZEEQ and ZILXI decreased as both products were commercialized in 2020. Clinical trials for FCD105 concluded in April 2020 resulting in a decrease in expense during the second half of the year. This was offset by an increase in clinical costs related to serlopitant and employee-related expenses of $12.4 million, including $3.8 million related to severance expenses payable to our former employees, and stock based compensation of $3.1 million.
Selling, general and administrative expenses
Our selling, general and administrative expenses for the year ended December 31, 2020 were $89.5 million, representing an increase of $44.4 million, or 98%, compared to $45.1 million for the year ended December 31, 2019. Employee-related expenses increased primarily due to the expansion of our employee base, including sales force to support the growth of our operations. As result of the merger, we incurred $4.7 million of severance expense, $7.7 million of additional selling, general and administrative expenses, and $9.9 million of stock based compensation. Sales and marketing expenses increased due to the commercialization of AMZEEQ and ZILXI.
Goodwill and in-process research & development impairments
Goodwill and in-process research & development impairments for the year ended December 31, 2020 were $54.3 million. There were no impairments for the year ended December 31, 2019. In the year ended December 31, 2020, we recorded impairments of $4.5 million for Goodwill and $49.8 million for in process research and development due to the failed clinical trials for serlopitant for the treatment of pruritus associated with prurigo nodularis.
CSR Remeasurement
Contingent Stock Right Remeasurement for the year ended December 31, 2020 was $84.7 million. For the year ended December 31, 2020 we incurred $84.7 million of expense due to the remeasurement of the CSR to fair value which was driven by the result of the Phase III PN Trials. At the time of the merger transaction with Foamix, we entered into a contingent stock right agreement that called for the issuance of additional shares of our common stock to legacy Foamix shareholders upon negative data from the Phase III PN Trials. Since the trials did not meet the milestones outlined per the agreement, the contingent stock rights were remeasured, resulting in an expense of $84.7 million for the year ended December 31, 2020.
Interest Expense
Interest expense for the year ended December 31, 2020 was $4.4 million, representing an increase of $3.5 million, or 377%, compared to $0.9 million for the year ended December 31, 2019. The increase was primarily attributable to an increase in the average long-term debt outstanding during the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to the Company entering into a credit agreement in July 2019.
Other Income, net
Other Income, net for the year ended December 31, 2020 was $1.1 million, representing a decrease of $0.3 million, or 23%, compared to $1.4 million for the year ended December 31, 2019. Other Income, net decreased primarily due to a $1.0 million decrease in gains from marketable securities, a $0.5 million decrease in interest on bank deposits offset by $1.0 million of gains on derivative liabilities.
Taxes on income
Our tax benefit for the year ended December 31, 2020 was $0.3 million, representing an increase of $0.1 million, or 47%, compared to $0.2 million for the year ended December 31, 2019.
Liquidity
Since inception, we have funded operations primarily through private and public placements of our equity, debt and warrants and through fees, cost reimbursements and payments received from our licensees. We commenced generating product revenues related to sales of AMZEEQ and ZILXI in January 2020 and October 2020, respectively. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our products and product candidates, if approved, are commercially successful, if at all. We will not generate any revenue from any current or future product candidates unless and until we obtain regulatory approval and commercialize such products.
VYNE Pharmaceuticals Inc., a Delaware corporation (the “Borrower”), VYNE Pharmaceuticals Ltd. and the Company, each as a guarantor, the lenders party thereto, and Perceptive Credit Holdings II, LP, as administrative agent for the lenders, entered into an Amended and Restated Credit Agreement and Guaranty, dated as of March 9, 2020 (as amended, the “Amended and Restated Credit Agreement”). We have guaranteed the indebtedness obligation of the Borrower under the Amended and Restated Credit Agreement and also granted a first priority security interest in substantially all of our assets for the benefit of the lenders. As of December 31, 2020, approximately $35.0 million was drawn under the Amended and Restated Credit Agreement with no availability for additional borrowings thereunder.
In addition, the parties entered into Amendment No. 1 to Amended and Restated Credit Agreement (the "Amendment") on August 5, 2020. The Amendment provided for a covenant "holiday" with respect to the minimum net revenue covenant such that the compliance with such covenant commenced with the fiscal quarter ending on December 31, 2020, rather than September 30, 2020. Accordingly, as of the last day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2020, the Company must generate consolidated net product revenue for the trailing 12-month period in amounts set forth in the Amendment, which range from $6.0 million for the fiscal quarter ending December 31, 2020 to $97.0 million for the fiscal quarter ending June 30, 2024.
We have incurred significant transaction-related expenses in connection with negotiating and completing the Merger. Transaction-related expenses, which include legal, accounting and financial advisor fees and other service provider costs, were approximately $21.8 million. We incurred $11.7 million of these costs during the year ended December 31, 2020 in our statements of operations and comprehensive loss, and we do not expect to incur any additional significant costs relating to the Merger in future periods.
Prior to the Merger, the Company was focused on the development and commercialization of serlopitant for pruritic conditions. Following the receipt of the results of the Phase III PN Trials and the impact of the COVID-19 pandemic, the Company revised its operating plan to focus on the commercialization of AMZEEQ, ZILXI and its other product candidates. In addition, the revised operating plan reflects prudent resource prioritization and allocation management, including the rationalization of research and development spend to focus on existing product candidates.
As of December 31, 2020, we had cash, cash equivalents, restricted cash and investments of $59.4 million. Our cash, cash equivalents and investments are held in money market accounts and marketable securities. We believe that our existing cash and investments as of December 31, 2020, the net proceeds received from the registered direct offering and the “at-the-market” offerings in January 2021 of $73.0 million and projected cash flows from revenues will provide sufficient resources for our operating expense and capital requirements through the end of 2022. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the impact of the COVID-19 pandemic, our ability to successfully commercialize AMZEEQ and ZILXI, and any unforeseen cash needs. In addition, the Company may seek additional financing in order to achieve its longer-term strategic plans.
The COVID-19 pandemic has had a significant impact, both direct and indirect, on global businesses and commerce, including our own operations. For example, our product sales for AMZEEQ and ZILXI have been negatively impacted by office closures as a result of the pandemic. Even as our customers’ offices began to reopen, our access to healthcare providers remained limited which dampened sales and negatively impacted our ability to execute our commercial strategy with respect to AMZEEQ and similarly impacted sales of ZILXI, which we launched on October 1, 2020. The future progression of the outbreak and its effects on our business and operations are uncertain. Many patients have chosen not to visit or contact their healthcare providers regarding their skin conditions, which has limited new patient access and conversion. In response to the outbreak, we have taken certain steps to safeguard our employees, healthcare professionals and our other partners. For example, beginning in the first quarter of 2020, our sales force and marketing team were removed from the field and adopted remote and virtual sales activities, including tele-detailing, web-based speaker programs and virtual product education sessions, as needed, in order to meet patients’ needs. In addition, there was a surge in COVID-19 cases in the fourth quarter of 2020 that prompted several regions to re-institute restrictions, which continued to negatively impact our sales force’s ability to access healthcare providers. No assurance can be made that remote sales tactics will be as effective as those used prior to the outbreak of COVID-19. If the activities of our sales force continue to be disrupted due to the pandemic or patients elect not to visit their healthcare providers during the pandemic, we may continue to generate less revenue than expected, which would have a material adverse effect on our financial results and liquidity as well as hinder our ability to satisfy certain covenants contained in our Amended and Restated Credit Agreement. The future progression of the outbreak and its effects on our business and operations are uncertain.
Capital Resources

Overview
To date, we have financed our operations primarily through private and public placements of our common stock, debt and warrants and through fees, cost reimbursements and payments received from our licensees.
Cash flows
The following table summarizes our statement of cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Net cash (used in) / provided by:	(in thousands)
Operating activities	$(137,082)	$(73,394)
Investing activities	89,107	41,869
Financing activities	$61,808	$47,950
Net cash used in operating activities
Net cash used in operating activities was $137.1 million in the year ended December 31, 2020, compared to $73.4 million in the year ended December 31, 2019. The increase of $63.7 million in the net cash used in operating activities in the year ended December 31, 2020 compared to the year ended December 31, 2019 was attributable primarily to the growth in operations and the Merger.
Net cash provided by investing activities
Net cash provided by investing activities was $89.1 million in the year ended December 31, 2020, compared to $41.9 million used in in the year ended December 31, 2019. The increase of $47.2 million in the year ended December 31, 2020 compared to the year ended December 31, 2019 was attributable primarily to the cash acquired through the Merger partially offset by a decrease in investments in bank deposits and marketable securities.
Net cash provided by financing activities
Net cash provided by financing activities was $61.8 million in the year ended December 31, 2020, compared to $48.0 million in the year ended December 31, 2019. The increase of $13.9 million in net cash provided by financing activities in the year ended December 31, 2020 compared to the year ended December 31, 2019 was attributable primarily to an increase in share offerings in the year ended December 31, 2020.
Cash and funding sources
The table below summarizes our main sources of financing for the years ended December 31, 2020 and 2019:

	Cash acquired through the Merger	Proceeds from at-the-market offerings(1)	Proceeds from our underwritten public offerings(1)	Proceeds from our direct public offerings(1)	Proceeds from loans and issuance of warrant (1)	Proceeds from issuance of common stock	Total
		(in thousands of U.S. dollars)
2020	$38,641	$7,993	53,646	$—	$—	$—	$100,280
2019	$—	$—	$—	$13,714	$33,903	$333	$47,950
__________________________
(1) Net of issuance costs.
Our sources of funding in the year ended December 31, 2020 totaled $100.3 million and consisted primarily of $38.6 million cash and investments acquired in the Merger, $53.6 million proceeds from an underwritten public offering of common stock completed in June 2020, and $8.0 million proceeds from our at-the-market program during the fourth quarter of 2020.

Our sources of financing in the year ended December 31, 2019 totaled $49.6 million and consisted primarily of $33.9 million of net proceeds from the first two tranches of the Term Loan and $13.7 million of net proceeds from the registered offering under the Purchase Agreement.
From January 1, 2021 through January 25, 2021, the Company issued and sold an additional 2,778,012 shares of common stock at a weighted average price per share of $9.76 for $26.3 million in net proceeds, as adjusted for the Company's 1-for-4 reverse stock split, in "at-the-market" offerings pursuant to the Sales Agreement. On January 28, 2021, the Company completed a registered direct offering of 5,274,261 shares of common stock at a price of $9.48 per share for $46.7 million in net proceeds, as adjusted for the Company's 1-for-4 reverse stock split.
We have no ongoing material financial commitments (such as lines of credit) that may affect our liquidity over the next five years other than our commitments under the Amended and Restated Credit Agreement.
Contractual Obligations
Our significant non-cancelable contractual obligations as of December 31, 2020 are summarized in the following table:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands of U.S. dollars)
Operating lease obligations(1)	$1,825	$913	$912	$—	$—	$—
Long-term debt—principal(2)	35,000	—	35,000	—	—	—
Long-term debt—interest(2)	13,589	3,903	9,686	—	—	—
Liability for employee severance benefits(3)	312	—	—	—	—	312
Purchase Obligation (4)	2,390	2,390	—	—	—	—
Total	$53,116	$7,206	$45,598	$—	$—	$312
_______________________________
(1) Operating lease obligations consist of lease of our facilities and lease of vehicles.
(2)As of December 31, 2020, there was $35 million outstanding under our Amended and Restated Credit Agreement, which matures on July 29, 2024 and bears interest of 8.25% plus the greater of the one-month LIBOR and 2.75%. Refer to Note 12 to our consolidated financial statements included elsewhere in this report for further information.
(3) The liability is considered long term, however we cannot estimate the exact period in which they will be paid.
(4) Purchase obligations primarily include non-cancelable commitments under our contract manufacturing agreements.
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
•the progress, timing and completion of preclinical testing and clinical trials for pipeline product candidates, including FCD105 and FMX114;
•the time and costs involved in obtaining regulatory approval for our other pipeline product candidates and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to any of these product candidates;
•the efforts necessary to institute post-approval regulatory compliance requirements for AMZEEQ and ZILXI;
•terms and timing of any acquisitions, collaborations or other arrangements;

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
Our capital expenditures for 2020 and 2019 amounted to $0.1 million and $1.1 million, respectively. During 2019, these expenditures were primarily related to laboratory equipment, computers and leasehold improvements.
For more information as to the risks associated with our future funding needs, see “Item 1A - Risk Factors—Risks Related to Our Business and Industry—We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts” included herein.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Significant Judgments and Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
While our significant accounting policies are more fully described in Note 2, “Significant Accounting Policies,” to the consolidated financial statements included in “Financial Statements and Supplementary Data” of this Annual Report, we believe that the following accounting policies are the most critical to assist shareholders and investors reading the consolidated financial statements in fully understanding and evaluating our financial condition and results of operations. These policies relate to the more significant areas involving management’s judgments and estimates and that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
COVID-19
The extent to which the COVID-19 pandemic continues to impact the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the pandemic; the extent to which patients and our sales representatives are able to access healthcare provider offices; the impact on worldwide macroeconomic conditions, including interest rates, employment rates and health insurance coverage; the speed of the anticipated recovery; and governmental and business reactions to the pandemic. The Company's product sales for 2020, particularly during the second and fourth quarters, were negatively impacted by office closures and our sales force's limited ability to access healthcare providers. No assurance can be given that such office closures will not occur again in future periods, and if such closures do occur, or any other circumstance arises such that patients or our sales representatives are restricted in their ability to connect with healthcare providers, our product sales would be negatively impacted. In addition, the Company further assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, impairments of long-lived assets and revenue recognition. The Company recorded impairments of goodwill and certain indefinite-lived intangibles; however, these impairments were unrelated to the impact of COVID-19 (See “Note 3 – Business Combination” for more information). The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
Business Acquisition
Our financial statements include the operations of an acquired business after the completion of the acquisition. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of In-Process Research and Development and Goodwill is recorded on the balance sheet. Transaction costs are expensed as incurred.
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
Recently Issued Accounting Pronouncements
Certain recently issued accounting pronouncements are discussed in Note 2, “Significant Accounting Policies,” to the consolidated financial statements included in “Financial Statements and Supplementary Data” of this Annual Report.
ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide quantitative or qualitative disclosures about market risk.
ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements
VYNE THERAPEUTICS INC.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2020

VYNE THERAPEUTICS INC.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of VYNE Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of VYNE Therapeutics Inc. and its subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, of comprehensive loss, of changes in shareholders' equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 4, 2021
We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of VYNE Therapeutics Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of VYNE Therapeutics Inc. (formerly known as Foamix Pharmaceuticals Ltd.) and its subsidiary (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2p to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel
March 12, 2020, except for the effects of the reverse stock split discussed in Note 1, and except for the effects of the merger exchange ratio discussed in Note 3, and except for the effects of disclosing the reconciliation of income taxes at the U.S. federal statutory rate discussed in Note 14, as to which the date is March 4, 2021

We served as the Company's auditor from 2006 to 2020.

VYNE THERAPEUTICS INC.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	December 31
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$57,563	$43,759
Restricted cash	855	825
Short term bank deposits	—	12,102
Investment in marketable securities (Note 6)	1,027	16,246
Restricted investment in marketable securities (Note 6)	—	434
Trade receivable, net of allowances	15,819	135
Prepaid and other assets	4,591	1,557
Inventory (Note 7)	7,404	1,356
Total Current Assets	87,259	76,414

Non-current Assets:
Property and equipment, net (Note 8)	555	2,885
Operating lease right of use assets (Note 9)	1,583	1,694
Other	4,345	166
Total Non-current Assets	6,483	4,745

Total Assets	$93,742	$81,159
The accompanying notes are an integral part of these consolidated financial statements.

VYNE THERAPEUTICS INC.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	December 31
	2020	2019
Liabilities and shareholders’ equity

Current Liabilities:

Trade payables	$4,780	$19,352
Accrued expenses (Note 4)	11,452	3,381
Employee-related obligations	4,360	5,231
Operating lease liabilities (Note 9)	757	1,092
Other	104	270
Total Current Liabilities	21,453	29,326

Long-term Liabilities:

Liability for employee severance benefits	312	424
Operating lease liabilities (Note 9)	853	653
Long-term debt (Note 12)	33,174	32,725
Other liabilities	457	456
Total Long-term Liabilities	34,796	34,258
Total Liabilities	56,249	63,584
Commitments and Contingencies (Note 11)	—	—
Shareholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; no shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common stock: $0.0001 par value; 75,000,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; 43,205,221 and 9,120,078 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	4	1
Additional paid-in capital	603,685	328,156
Accumulated deficit	(566,196)	(310,587)
Accumulated other comprehensive income	—	5
Total Shareholders' Equity	37,493	17,575
Total Liabilities and Shareholders’ Equity	$93,742	$81,159
The accompanying notes are an integral part of these consolidated financial statements.

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)

	Year ended December 31
	2020	2019	2018
Revenues (Note 4)
Product sales, net	$10,202	$—	$—
License revenues	10,000	—	—
Royalty revenues	791	443	3,533
Other revenues	—	—	62
Total Revenues	20,993	443	3,595

Cost of goods sold	1,392	—	—

Operating Expenses:
Research and development	43,533	51,202	64,474
Selling, general and administrative	89,543	45,114	14,013
Goodwill and in-process research & development impairments	54,345	—	—
Contingent Stock Remeasurement	84,726	—	—
Total Operating Expenses	272,147	96,316	78,487
Operating Loss	252,546	95,873	74,892
Interest Expense	4,390	921	—
Other Income, net	(1,110)	(1,440)	(941)
Loss Before Income Tax	255,826	95,354	73,951
Income Tax (Benefit) Expense (Note 14)	(258)	(176)	212
Net Loss	$255,568	$95,178	$74,163

Loss per share basic and diluted	$7.88	$11.22	$11.47

Weighted average shares outstanding - basic and diluted	32,418	8,485	6,466
The accompanying notes are an integral part of these consolidated financial statements.

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands)

	Year ended December 31
	2020	2019	2018
Net Loss	$255,568	$95,178	$74,163
Other Comprehensive Loss (Income):
Net unrealized gains from marketable securities	(1)	(47)	(59)
Gains (losses) on marketable securities reclassified into net loss	6	2	(5)
Net unrealized losses (gains) on derivative financial instruments	—	(3)	74
Losses on derivative financial instruments reclassified into net loss	—	—	(60)
Total Other Comprehensive Loss (Income)	5	(48)	(50)
Total Comprehensive Loss	$255,573	$95,130	$74,113
The accompanying notes are an integral part of these consolidated financial statements

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amounts	Amounts
BALANCE AT DECEMBER 31, 2017, as previously reported	5,553,473	$1	$209,939	$(141,281)	$(58)	$68,601
Impact of initial adoption of new accounting standards	—	—	—	35	(35)	—
CHANGES DURING 2018:
Comprehensive income (loss)	—	—	—	(74,163)	50	(74,113)
Issuance of common stock through a public offering, net of $5 issuance costs (note 13)	1,987,575	—	75,356	—	—	75,356
Issuance of common stock through a securities purchase agreement, net of $39 issuance costs (note 13)	435,414	—	16,131	—	—	16,131
Exercise of warrants (Note 13)	26,431	—	840	—	—	840
Exercise of options and restricted share units (Note 13)	46,510	—	47	—	—	47
Share-based compensation (Note 13)	—	—	5,320	—	—	5,320
BALANCE AT DECEMBER 31, 2018	8,049,403	$1	$307,633	$(215,409)	$(43)	$92,182
CHANGES DURING 2019:
Comprehensive income (loss)	—	—	—	(95,178)	48	(95,130)
Issuance of common stock and warrants, net of $359 issuance costs (Notes 12 and 13)	968,878	—	15,011	—	—	15,011
Exercise of options, restricted share units and shares issued under employee share purchase plan (Note 13)	101,797	—	617	—	—	617
Share-based compensation (Note 13)	—	—	4,895	—	—	4,895
BALANCE AT DECEMBER 31, 2019	9,120,078	$1	$328,156	$(310,587)	$5	$17,575
CHANGES DURING 2020:
Comprehensive loss	—	$—	$—	$(255,568)	$(5)	$(255,573)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	367,269	$—	$554	$—	$—	$554
Stock-based compensation	—	$—	$18,100	$—	$—	$18,100
Deemed dividend to warrants holders due to warrant modification	—	$—	$41	$(41)	$—	$—
Classification of stock awards to derivative liability	—	$—	$(975)	$—	$—	$(975)
Issuance of common stock through a public offering, net of $3,903 issuance costs	7,776,875	$1	$53,648	$—	$—	$53,649
Issuance of common stock under at-the-market offering, net of $248 issuance costs	1,175,000	$—	$7,993	$—	$—	$7,993
Issuance of stock related to merger	24,765,999	$2	$196,168	$—	$—	$196,170
BALANCE AT DECEMBER 31, 2020	43,205,221	$4	$603,685	$(566,196)	$—	$37,493
The accompanying notes are an integral part of these consolidated financial statements

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31
	2020	2019	2018
Cash Flows From Operating Activities:
Net Loss	$(255,568)	$(95,178)	$(74,163)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	341	350	319
Goodwill and in-process research & development impairments	54,345	—	—
Contingent stock right remeasurement	84,726	—	—
Loss from sale and disposal of fixed assets	2,101	18	44
Changes in marketable securities and bank deposits, net	(142)	(357)	201
Changes in accrued liability for employee severance benefits, net of retirement fund profit	(112)	57	(70)
Share-based compensation	18,100	4,895	5,320
Non-cash other income, net	(542)	140	43
Changes in operating asset and liabilities, net of effects of businesses acquired:
(Increase) decrease in trade receivables, prepaid and other assets	(17,138)	373	(308)
Increase in other non-current assets	(4,171)	(131)	(14)
(Decrease) increase in accounts payable and accruals	(12,975)	18,053	238
Increase in inventory	(6,048)	(1,356)	—
Increase (decrease) in other liabilities	1	(258)	(274)
Net cash used in operating activities	(137,082)	(73,394)	(68,664)
Cash Flows From Investing Activities:
Purchase of fixed assets	(113)	(1,058)	(567)
Proceeds from sale of fixed assets	—	40	10
Investment in marketable securities	—	(44,964)	(77,652)
Cash acquired through merger	38,641	—	—
Proceeds from sale and maturity of marketable securities and bank deposits	50,579	87,851	66,454
Net cash provided by (used in) investing activities	89,107	41,869	(11,755)
Cash Flows From Financing Activities:
Proceeds from exercise of warrants	—	—	840
Proceeds from exercise of options and issuance of shares under the employee shares purchase plan	310	365	47
Withholding tax from net exercise of restricted share units	(141)	(32)	—
Proceeds from issuance of common stock, net of issuance costs	61,639	13,714	91,487
Proceeds from debt financing and issuance of warrants, net of issuance costs	—	33,903	—
Net cash provided by financing activities	61,808	47,950	92,374
Increase in cash, cash equivalents and restricted cash	13,833	16,425	11,955
Effect of exchange rate on cash, cash equivalents and restricted cash	1	41	(43)
Cash, cash equivalents and restricted cash at beginning of the year	44,584	28,118	16,206
Cash, cash equivalents and restricted cash at end of the year	$58,418	$44,584	$28,118

Cash and cash equivalents	57,563	43,759	27,868
Restricted cash	855	825	250
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$58,418	$44,584	$28,118

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31
	2020	2019	2018
Supplementary information on investing and financing activities not involving cash flows:
Cashless exercise of warrants and restricted share units	*	11	11
Issuance of shares under employee share purchase plan	387	284	—
Additions to operating lease right of use assets	1,350	1,175	—
Additions to operating lease liabilities	1,350	1,175	—

Supplemental disclosure of cash flow information:
Cash paid for taxes	—	—	587
Interest received	102	1,359	1,173
Interest paid	3,941	802	—

Fair value of assets acquired	$117,270	$—	$—
Less liabilities assumed	5,827	—	—
Net acquired (See “Note 3- Business combination”)	111,443	—	—
Less cash acquired	38,641	—	—
Merger net of cash acquired	$72,802	$—	$—
* Represents an amount less than $1.
The accompanying notes are an integral part of these consolidated financial statements.

VYNE THERAPEUTICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)
NOTE 1 - NATURE OF OPERATIONS
On September 4, 2020, the Company changed its corporate name from "Menlo Therapeutics Inc." ("Menlo") to “VYNE Therapeutics Inc.” (the “Company,” “VYNE” or the “combined company”) and changed its ticker symbol on the Nasdaq Global Select Market from "MNLO" to "VYNE." VYNE is a specialty pharmaceutical company focused on developing and commercializing proprietary, innovative and differentiated therapies in dermatology and beyond. The Company is a Delaware corporation, has its principal executive offices in Bridgewater, New Jersey and operates as one business segment.
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
Reverse stock split and recasting of per-share amounts
On February 10, 2021, our Board of Directors approved a one-for-four reverse stock split of our outstanding shares of common stock. The reverse stock split was effected on February 12, 2021 at 5:00 p.m. Eastern time. At the effective time, every four issued and outstanding shares of our common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and in lieu thereof, each stockholder holding fractional shares was entitled to receive a cash payment (without interest or deduction) from the Company’s transfer agent in an amount equal to such stockholder’s respective pro rata shares of the total net proceeds from the Company’s transfer agent sale of all fractional shares at the then-prevailing prices on the open market. In connection with the reverse stock split, the number of authorized shares of our common stock was also reduced on a one-for-four basis, from 300 million shares to 75 million shares. The par value of each share of common stock remained unchanged. A proportionate adjustment was also made to the maximum number of shares issuable under the Company’s 2019 Equity Incentive Plan, 2018 Omnibus Incentive Plan and 2019 Employee Share Purchase Plan.
Unless noted, all common shares and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect a 1-for-4 reverse stock split.
Products, Product Candidates and Licenses
Prior to the Merger, in January 2020, Foamix launched AMZEEQ® (minocycline) topical foam, 4% (“AMZEEQ”), a once-daily topical antibiotic for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older. On May 28, 2020, the U.S. Food and Drug Administration (the "FDA") approved ZILXI™ (minocycline) topical foam, 1.5% (formerly FMX103, "ZILXI"), for the treatment of inflammatory lesions of rosacea in adults. ZILXI became available in pharmacies nationwide in October 2020. AMZEEQ and ZILXI are the first topical minocycline products approved by the FDA for any condition.
AMZEEQ and ZILXI utilize the Company’s proprietary Molecule Stabilizing Technology (MST)™ platform that is also being used in the development of the Company’s product candidate FCD105, a topical foam comprising minocycline and adapalene for the treatment of acne vulgaris. On June 2, 2020, the Company announced positive results from a Phase II clinical trial evaluating the preliminary safety and efficacy of FCD105 (3% minocycline / 0.3% adapalene foam), the first ever topical minocycline-based combination product, for the treatment of moderate-to-severe acne vulgaris. The Company held an end-of-Phase II meeting with the FDA in the fourth quarter of 2020 and anticipates commencing a Phase III program in 2021.

Additionally, the Company was developing serlopitant, a small molecule inhibitor of the neurokinin 1 receptor, or NK1-R, given as a once-daily, oral tablet, for the treatment of pruritus, or itch, associated with various conditions including prurigo nodularis, or PN. On April 6, 2020, the Company announced top line results from two Phase III clinical trials evaluating the safety and efficacy of once-daily oral serlopitant for the treatment of pruritus (itch) associated with PN, studies MTI-105 and MTI-106. Neither study met their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based on a 4-point improvement responder analysis. The Company does not currently intend to further pursue the development of serlopitant. As a result, the Company recorded a full impairment charge related to the IPR&D and Goodwill assets in its consolidated statement of operations and comprehensive loss. See "Note 3 - Business Combination" for more information.
The Company is actively pursuing opportunities to out-license its products and product candidates to third parties for development and commercialization outside the United States, and entered into a license agreement with Cutia Therapeutics (HK) Limited (“Cutia”) in April 2020. See "Note 4 - Revenue Recognition." The Company has also licensed certain technology under development and licensing agreements to various pharmaceutical companies for development of certain products combining the Company’s foam technology with the licensee’s proprietary drugs.
Liquidity and Capital Resources
The Company launched AMZEEQ in the United States in January 2020 and commenced generating product revenues in the first quarter of 2020. The Company’s activities prior to the commercial launch of AMZEEQ had primarily consisted of developing product candidates, raising capital and performing research and development activities. Since inception, the Company has incurred losses and negative cash flows from operations. For the year ended December 31, 2020, the Company incurred a net loss of $255.6 million and used $137.1 million of cash in operations. As of December 31, 2020, the Company had cash, cash equivalents, restricted cash and investments of $59.4 million and an accumulated deficit of $566.2 million.
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
From January 1, 2021 through January 25, 2021, the Company sold 2,778,012 shares of common stock in "at-the-market" offerings pursuant to the Sales Agreement. The Company received approximately $26.3 million in net proceeds from the sales. Effective as of January 25, 2021, the Company terminated the Sales Agreement and will not make any further sales thereunder. In addition, on January 26, 2021, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors for the sale of an aggregate of 5,274,261 shares of common stock of the Company, at a purchase price of $9.48 per share in a registered direct offering. The offering was completed on January 28, 2021 and the Company received approximately $46.7 million in net proceeds, after deducting placement agent fees and other offering expenses.
The Company believes that its existing cash and investments as of December 31, 2020, the net proceeds received from the registered direct offering and the "at-the-market" offerings and projected cash flows from revenues will provide sufficient resources for its operating expense and capital requirements through the end of 2022. However, the amounts and timing of the Company's actual expenditures may vary significantly depending on numerous factors, including the impact of the COVID-19 pandemic, the Company's ability to successfully commercialize AMZEEQ and ZILXI, and any unforeseen cash needs. In addition, the Company may seek additional financing in order to achieve its longer-term strategic plans.
The COVID-19 pandemic has had a significant impact, both direct and indirect, on global businesses and commerce, including our own operations. For example, our product sales for AMZEEQ and ZILXI have been negatively impacted by office closures as a result of the pandemic. Even as our customers’ offices began to reopen, our access to healthcare providers remained limited which dampened sales and negatively impacted our ability to execute our commercial strategy with respect to AMZEEQ and similarly impacted sales of ZILXI, which we launched on October 1, 2020. The future progression of the outbreak and its effects on our business and operations are uncertain. Many patients have chosen not to visit or contact their healthcare providers regarding their skin conditions, which has limited new patient access and conversion. In response to the outbreak, we have taken certain steps to safeguard our employees, healthcare professionals and our other partners. For example, beginning in the first quarter of 2020, our sales force and marketing team were removed from the field and adopted remote and virtual sales activities, including tele-detailing, web-based speaker programs and virtual product education sessions, as needed, in order to meet patients’ needs. In addition, there was a surge in COVID-19 cases in the fourth quarter of 2020 that prompted several regions to re-institute restrictions, which continued to negatively impact our sales force’s ability to access healthcare providers. No assurance can be made that remote sales tactics will be as effective as those used prior to the outbreak of COVID-19. If the activities of our sales force continue to be disrupted or patients elect not to visit their healthcare providers during the pandemic, we may continue to generate less revenue than expected which would have a material adverse effect on our financial results and liquidity as well as hinder our ability to satisfy the minimum revenue covenant contained in our Amended and Restated Credit Agreement, which was amended in August 2020 following an assessment of the impact of the COVID-19 pandemic on our business operations (see "Note 12 - Long-Term Debt" for more information). The future progression of the outbreak and its effects on our business and operations are uncertain.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:
a.Basis of presentation
The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Certain prior period amounts have been reclassified to conform to current year presentation.
b.Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results may differ from those estimates. Significant items subject to such estimates and assumptions include accounting for business combinations, impairments of goodwill and intangible assets and revenue recognition. Actual results could differ from the Company’s estimates.
The extent to which the COVID-19 pandemic continues to impact the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the pandemic; the extent to which patients and our sales representatives are able to access healthcare provider offices; the impact on worldwide macroeconomic conditions, including interest rates, employment rates and health insurance coverage; the speed of the anticipated recovery; and governmental and business reactions to the pandemic. The Company's product sales for 2020, particularly during the second and fourth quarters, were negatively impacted by office closures. No assurance can be given that such office closures will not occur again in future periods, and if such closures do occur, or any other circumstance arises such that patients or our sales representatives are restricted in their ability to connect with healthcare providers, our product sales would be negatively impacted. In addition, the Company further assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, impairments of long-lived assets and revenue recognition. The Company recorded impairments of goodwill and certain indefinite-lived intangible assets; however, these were unrelated to the impact of COVID-19 (See "Note 3 - Business Combination" for more information). The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
c.Business Acquisition
The Company’s consolidated financial statements include the operations of an acquired business after the completion of the acquisition. The Company accounts for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of In-Process Research and Development and Goodwill be recorded on the balance sheet. Transaction costs are expensed as incurred.
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
d.Foreign Currency Translation
Transactions and balances originally denominated in dollars are presented at their original amounts. Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions and other items in the statements of operations (indicated below), the following exchange rates are used: (i) for transactions - exchange rates at transaction dates or average rates; and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization, etc.) - historical exchange rates. Currency transaction gains and losses are presented in financial income or expenses, as appropriate.
e.Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

f.Cash and cash equivalents
The Company considers as cash equivalents all short-term, highly liquid investments, which include short-term bank deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.
g.Bank deposits
Bank deposits with original maturity dates of more than three months but at balance sheet date are less than one year are included in short-term deposits. The fair value of bank deposits approximates the carrying value since they bear interest at rates close to the prevailing market rates.
h.Marketable securities
Marketable debt securities:
Marketable debt securities are classified as available for sale and are recorded at fair value. Management determines the appropriate classification of its investments in securities at the time of purchase. Classifications of debt securities in the balance sheet are determined based on the maturity date of the securities.
Dividend and interest income, including amortization of the premium and discount arising at acquisition, as well as realized gains and losses, are included in other income, net.
Unrealized gains, net of taxes, are reflected in other comprehensive income (loss). Unrealized losses considered to be temporary are reflected in other comprehensive income (loss); unrealized losses that are considered to be other-than-temporary are charged to income as an impairment charge. Realized gains and losses are included in other income, net.
Other-than-temporary impairment has occurred if the Company does not expect to recover the entire amortized cost basis of the debt security. If the Company does not intend to sell the impaired debt security, and it is not more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment is recognized in earnings, recorded in other income, net, is limited to the portion attributed to credit loss. The remaining portion of the other-than-temporary impairment related to other factors is recognized in other comprehensive income or loss.
Marketable equity securities:
The Company’s marketable equity securities are recorded at fair market value and, beginning January 1, 2018, following the adoption of ASU No. 2016-1, Financial Instruments—Overall (Subtopic 825-10), unrealized gains and losses are included in other income, net in the consolidated statements of operations.
i.Derivatives and Hedging
The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheet at their respective fair values. All gains and losses associated with derivatives are reported as a other income net in the accompanying consolidated statements of operations. As of December 31, 2020, the Company had no derivative instruments.
j.Inventory
Prior to the date the Company obtains regulatory approval for its product candidates, inventory costs related to commercial production are expensed as research and development expense. Once regulatory approval is obtained, the Company capitalizes such costs as inventory. Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out (“FIFO”) method. The Company periodically reviews its inventory levels and writes down inventory that is expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that fails to meet commercial sale specifications, with a corresponding charge to cost of goods sold.

k.Property and equipment
1)Property and equipment are stated at cost, net of accumulated depreciation and amortization.
2)The Company’s property and equipment are depreciated by the straight-line method on the basis of their estimated useful life.
Annual rates of depreciation are as follows:

Estimated Useful Life
Computers	3 - 7 years
Laboratory equipment	5 - 14 years
Office furniture and equipment	7 - 14 years
Vehicles	7 years
Leasehold improvements are amortized by the straight-line method over the expected lease term, which is shorter than the estimated useful life of the improvements.
l.Impairment of long-lived assets
The Company tests long-lived assets for impairment whenever events or circumstances present an indication of impairment. If the sum of expected future cash flows (undiscounted and without interest charges) of the assets is less than the carrying amount of such assets, an impairment loss would be recognized. The assets would be written down to their estimated fair values, calculated based on the present value of expected future cash flows (discounted cash flows), or some other fair value measure.
For the years ended December 31, 2020, 2019 and 2018, the Company did not recognize an impairment loss for its long-lived assets.
m.Goodwill and other indefinite lived intangible assets
The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of the end of the fiscal year or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions market participants would use in making their estimates of fair value. In 2020, the Company recorded full impairment charges related to its $4.5 million of goodwill and $49.8 million of IPR&D (See "Note 3 - Business Combination" for more information).
n.Allowance for doubtful accounts
An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and provisions for doubtful accounts. Provisions for doubtful accounts were not material for the years ended December 31, 2020, 2019 and 2018.
o.Debt
Debt discounts created as a result of the allocation of proceeds received from a debt issuance to warrants issued are amortized to interest expense under the effective interest method over the life of the recognized debt liability.
Debt issuance costs include the costs of debt financings undertaken by the Company, including legal fees and other direct costs of the financing. Debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheet as a direct deduction from the carrying amount of the debt liability and are amortized to interest expense over the term of the related debt, using the effective interest method.

p.Leases
The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company recognizes the lease payments in the consolidated statements of operations on a straight-line basis over the lease period. The Company elected the short-term lease recognition exemption for all leases with a term shorter than 12 months.
q.Contingencies
Certain conditions may exist as of the date of the financial statements, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.
Management applies the guidance in ASC 450-20-25 when assessing losses resulting from contingencies. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is recorded as accrued expenses in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material are disclosed.
Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantees are disclosed.
r.Share-based compensation
The Company accounts for employees’ and directors’ share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period using the straight-line method. Forfeitures are recognized as they occur.
Share-based payments related to the employee share purchase plan (“ESPP”) are recognized based on the fair value of each award estimated on the first day of the offering period and recognized as an expense over the offering period using the straight-line method.
The Company elected to recognize compensation costs for awards conditioned only on continued service that have a graded vesting schedule using the straight-line method based on the multiple-option award approach.
s.Revenue recognition
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

The Company’s customers include a limited number of national and select regional wholesalers (the “distributors”) and certain independent and specialty pharmacies, together (the "customers"). These distributors subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. Net product revenue is typically recognized when customers obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of product to the customers. The Company evaluates the creditworthiness of its customers to determine whether it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur. The Company does not assess whether a contract has a significant financing component if the expectation is such that the period between the transfer of the promised goods to the customer and the receipt of payment will be less than one year. Standard credit terms do not exceed 90 days. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. Shipping and handling costs related to the Company’s product sales are included in selling, general and administrative expenses.
The Company’s net product revenues through December 31, 2020 were primarily generated through sales of AMZEEQ, which was approved by the FDA in October 2019 and was commercially launched in the United States in January 2020 and ZILXI, which was approved by the FDA in May 2020 and was commercially launched in the United States in October 2020. Product revenue is recorded net of distribution fees, trade discounts, allowances, rebates, copay program coupons, chargebacks, estimated returns and other incentives. These reserves are classified as either reductions of accounts receivable or as current liabilities. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer mix. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. See “Note 4 – Revenue Recognition” for more information.
On April 23, 2020, the Company announced that it entered into a license agreement with Cutia for our minocycline products and product candidate, if approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved in the U.S., FCD105 in the Greater China territory. The Company will supply the finished licensed products to Cutia for clinical and commercial use. The Company received an upfront cash payment of $10.0 million and will be eligible to receive an additional $1.0 million payment upon the receipt of marketing approval in China of the first licensed product. The Company will also receive royalties on net sales of any licensed products. The license is determined to be a distinct performance obligation of the arrangement, therefore the Company recognizes the revenues from the upfront license fee when the license is transferred to the licensee and the licensee is able to use and benefit from the license. See "Note 4 - Revenue Recognition" for more information.
t.Research and development costs
Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of clinical trials, clinical trial supplies, salaries, share-based compensation expenses, payroll taxes and other employee benefits, lab expenses, consumable equipment and consulting fees. All costs associated with research and developments are expensed as incurred.
u.Clinical trial accruals
Clinical trial expenses are charged to research and development expense as incurred. The Company accrues for expenses resulting from obligations under contracts with clinical research organizations ("CROs"). The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided. The Company’s objective is to reflect the appropriate trial expense in the consolidated financial statements by matching the appropriate expenses with the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments are recorded as other assets, which will be recognized as expenses as services are rendered.
v.Income taxes:
1)Deferred taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is recognized to the extent that it is more likely than not that the deferred taxes will not be realized in the foreseeable future. Given the Company’s losses, the Company has provided a full valuation allowance with respect to its deferred tax assets.
2)Uncertainty in income tax
The Company follows a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained based on technical merits. If this threshold is met, the second step is to measure the tax position as the largest amount that has more than a 50% likelihood of being realized upon ultimate settlement.
w.Loss per share
The calculation of the weighted-average number of common stock outstanding during the period in which the reverse merger occurs was based on:
a.The number of common stock outstanding from the beginning of that period to the merge date was computed on the basis of the weighted-average number of common stock of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement
b.The number of common stock outstanding from the merger date to the end of that period was the actual number of common stock of the legal acquirer (the accounting acquiree) outstanding during that period.
The basic and diluted loss per share for each comparative period before the acquisition date presented in the consolidated financial statements following the reverse merger was calculated by dividing (a) by (b):
a.The loss of the legal acquiree attributable to common stockholders in each of those periods.
b.The legal acquiree's historical weighted-average number of common stock outstanding multiplied by the exchange ratio established in the merge agreement
Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common stock and of common stock equivalents outstanding when dilutive. Common stock equivalents include outstanding stock options and warrants which are included under the treasury share method when dilutive.
The following average stock options, restricted stock units (“RSUs”), warrants and incremental shares to be issued under the employee stock purchase plan (“ESPP”) were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Year ended December 31
	2020	2019	2018
Outstanding share options, RSUs and shares under ESPP	4,088,581	905,649	693,836
Warrants	407,108	69,180	75,257
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

x.Fair value measurement
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
Level 3    Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.
y.Concentration of credit risks
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, restricted cash, bank deposits, marketable securities and accounts receivables. The Company deposits cash and cash equivalents with highly rated financial institutions and, as a matter of policy, limits the amounts of credit exposure to any single financial institution. In addition, all marketable securities carry a high rating or are government insured. The Company has not experienced any material credit losses in these accounts and does not believe it is exposed to significant credit risk on these instruments.
For the year ended December 31, 2020, the Company's three largest customers collectively represented 96% of product revenue and 90% of accounts receivable.
z.Comprehensive loss
Comprehensive loss includes, in addition to net loss, unrealized holding gains and losses on available-for-sale debt securities and derivative instruments designated as cash flow hedge (net of related taxes where applicable).
Reclassification adjustments for gain or loss of available-for-sale securities are included in other income, net in the consolidated statement of operations.
aa.Newly issued and recently adopted accounting pronouncements:
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
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which clarifies and simplifies certain aspects of the accounting for income taxes. The standard is effective for years beginning after December 15, 2020, and interim periods beginning after December 15, 2020. Currently, we do not expect the adoption of the new standard to have a material impact to the Company's consolidated financial statements.
NOTE 3 - BUSINESS COMBINATION:
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
On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Accordingly, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 additional shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The CSR conversion resulted in the issuance and delivery of 74,544,413 additional shares of Menlo common stock underlying the CSRs, adjusted retrospectively to 18,636,103 shares of common stock upon the reverse stock split effective February 12, 2021. Following the conversion of the CSRs, pre-Merger Foamix shareholders and pre-Merger Menlo stockholders owned approximately 82% and 18% of post-Merger Menlo, respectively, each calculated on a fully diluted basis.
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
During the year ended December 31, 2020, the Company incurred transaction costs of approximately $11.7 million, which are recorded in the consolidated statements of operations and comprehensive income. This amount includes $8.1 million of severance benefits for employees terminated after the Effective Date.
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
Purchase Price Allocation
The Company completed its analysis of the allocation of the purchase price to the fair values of assets acquired and liabilities assumed as follows:

(in thousands)	March 9, 2020
Cash and cash equivalents	$38,641
Investment in marketable securities	22,703
Prepaid expenses and other current assets	1,581
In-process research and development	49,800
Goodwill	4,545
Total assets	117,270
Current liabilities	(5,827)
Total liabilities	(5,827)
Estimated purchase price*	$111,443
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

(in thousands)	March 9, 2020
Purchase price	$111,443
Less: fair value of net assets acquired, including other identifiable intangibles	(106,898)
Goodwill	$4,545

On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. The Company does not intend to further pursue the development of serlopitant. As such, the Company recorded a full impairment charge of $4.5 million related to goodwill in its consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. There were no impairment charges in the years ended December 31, 2019 and 2018.
In-Process Research and Development (“IPR&D")
The IPR&D recognized relates to Menlo’s once-daily oral serlopitant for the treatment of pruritus (itch) associated with PN that has not reached technological feasibility as follows:

(in thousands)
Intangible asset	Estimated Fair Value
Acquired indefinite life intangible assets*	$49,800
Fair value of identified intangible assets	$49,800
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
On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. The Company does not intend to further pursue the development of serlopitant. As such, the Company recorded a full impairment charge of $49.8 million related to the IPR&D asset in its consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. There were no impairment charges in the years ended December 31, 2019 and 2018.
CSR
The CSR was issued pursuant to the CSR Agreement, dated as of March 9, 2020, by and between Menlo and American Stock Transfer & Trust Company, LLC, and represented the non-transferable contractual right to receive shares of common stock of Menlo depending on the results of Menlo’s Phase III PN Trials. The Company recognized a liability of $19.6 million in the consolidated balance sheet as of March 9, 2020. The liability was measured at fair value and categorized as level 3 as of the acquisition date in accordance with ASC 805-31-25-5 and subsequently at each reporting date thereafter. The fair value of the CSR was estimated as the incremental value that Foamix would be able to achieve on a probability weighted basis assuming three different potential probabilities of the following scenarios: (a) serlopitant significance was achieved in both Phase III PN Trials (b) serlopitant significance was achieved in only one Phase III PN Trial and (c) serlopitant significance was not achieved or was not determined on or before May 31, 2020.
On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Accordingly, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 additional shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The CSR conversion resulted in the issuance and delivery of 74.5 million additional shares of Menlo common stock underlying the CSRs, adjusted retrospectively to 18.6 million shares of common stock upon the reverse stock split effective February 12, 2021. Following the conversion of the CSRs, pre-Merger Foamix shareholders and pre-Merger Menlo stockholders own approximately 82% and 18% of post-Merger Menlo, respectively, each calculated on a fully diluted basis. The conversion of the CSR also affected the Exchange Ratio of the pre-Merger Foamix equity awards and warrants outstanding as of March 9, 2020 and increased the awards available for grant under the Company's equity plan.
The contingent consideration associated with the CSR was recognized and measured at fair value as of the acquisition date in accordance with ASC 805-30-25-5. An acquirer's obligation to pay contingent consideration should be classified as a liability or equity in accordance with ASC 480, Distinguishing Liabilities from Equity, ASC 815 Derivatives and Hedging, and other applicable U.S. GAAP. The contingent consideration associated with the CSR was initially measured at fair value and subsequently measured at fair value at each reporting date. The CSR was classified as a liability, as it was settled by issuing a variable number of the Company's common stock. On April 6, 2020, the Company recorded $84.7 million of expense in its consolidated statements of operations and comprehensive loss to remeasure the CSR liability in its consolidated balance sheet to its fair value of $104.4 million (calculated based on 74,544,413 shares issued, adjusted retrospectively to 18,636,103 shares of common stock upon the reverse stock split effective February 12, 2021, and a share price of $1.40 on April 6, 2020) and then settled in connection with the issuance of shares.
Pro Forma
The actual Menlo net loss included in the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2020 (for the period from March 9, 2020, the Effective Date, through December 31, 2020, which are not indicative of the results to be expected for a full year) and the supplemental unaudited pro forma revenue and net loss of the combined entity had the acquisition been completed on January 1, 2019 are as follows:
Actual Menlo results of operations included in the consolidated statement of operation for the year ended December 31, 2020:

(in thousands)	Year ended December 31, 2020

Revenues	$—
Loss attributable to Menlo	$24,517

	Year ended December 31,
	2020	2019
(in thousands, except per share data)	(Unaudited)
SUPPLEMENTAL PRO FORMA COMBINED RESULTS OF OPERATIONS:
Revenues	$20,993	$443
Net loss	$252,951	$161,967
Loss per share - basic and diluted	$7.53	$11.19

Adjustments to the supplemental pro forma combined results of operations, included in the above, are as follows:
Transaction costs	$(14,931)	$—
Acceleration of stock based compensation	(7,199)	—
Total Adjustments	$(22,130)	$—
These unaudited pro forma consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of the earliest period presented, or of future results of the consolidated entities. The unaudited pro forma consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the Merger.

NOTE 4 - REVENUE RECOGNITION

Product Sales
Product revenues for the year ended December 31, 2020 were primarily generated from sales of AMZEEQ which was commercially launched in the United States in January 2020 and ZILXI which became available in pharmacies nationwide on October 1, 2020. The Company’s customers include a limited number of national and select regional distributors and certain independent and specialty pharmacies, together (the "customers"). The distributors subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. Net product revenue is typically recognized when customers obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of product to the customers. For the year ended December 31, 2020, three distributors accounted for 42%, 39% and 15% of product revenue, respectively.
Product Sales Provisions
Product revenue is recorded net of distribution fees, trade discounts, allowances, rebates, chargebacks, estimated returns and other incentives, described below.   The Company calculates its net product revenue based on the wholesale acquisition cost that the Company charges its customers less provisions for (i) trade discounts and allowances, such as distributor fees and discounts for prompt payment, (ii) estimated rebates to third-party payers, patient co-pay assistance programs, chargebacks and other discount programs and (iii) reserves for expected product returns.
Provisions for distribution fees, trade discounts and chargebacks are reflected as a reduction to trade receivables, net on the consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the consolidated balance sheet. Provisions for revenue reserves described below reduced product revenues by $39.5 million for the year ended December 31, 2020. The revenue reserve accrual at December 31, 2020 was $5.8 million reflected in accrued expenses in the consolidated balance sheet.
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
License Revenues

On April 23, 2020, the Company announced that it entered into a license agreement with Cutia for AMZEEQ as well as certain of the Company's other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved in the U.S., FCD105 in the Greater China territory. The Company will supply the finished licensed products to Cutia for clinical and commercial use. Outside of the license transferred, the Company does not have any additional performance obligations under the arrangement. In exchange for the license, the Company received an upfront cash payment of $10.0 million and will be eligible to receive an additional $1.0 million payment upon the receipt of marketing approval in China of the first licensed product. The license is considered functional IP as the licensee is able to use and benefit from the license without the continued involvement of the Company. The Company recorded $10.0 million of license revenue in the year ended December 31, 2020. There was no license revenue in the year ended December 31, 2019. The Company will also receive royalties on net sales of any licensed products, such royalties will be recognized in the period the sales or usage occurs under the royalties sales-and usage based exception. The Company has not recorded revenue related to the $1.0 million payment due upon receipt of marketing approval for the licensed product as such amount is constrained under the variable consideration guidance under ASC 606, Revenue from Contracts with Customers.
Contract Assets and Contract Liabilities
The Company did not have any contract assets (unbilled receivables) related to product sales or as of December 31, 2020, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract assets (unbilled receivables) related to its license revenues as of December 31, 2020.
The Company did not have any contract liabilities as of December 31, 2020, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
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
Royalty Revenues
The Company is entitled to royalty payments with respect to sales of a product developed by a customer in collaboration with the Company. Revenues in the amount of $0.8 million and $0.4 million were recorded during the year ended December 31, 2020 and 2019, respectively.
NOTE 5 - FAIR VALUE MEASUREMENTS
The Company’s assets and liabilities that are measured at fair value as of December 31, 2020, and December 31, 2019, are classified in the tables below in one of the three categories described in "Note 2 - Fair value measurement" above:

	December 31, 2020
	Level 1	Level 2	Total
Marketable securities	1,027	—	1,027

	December 31, 2019
	Level 1	Level 2	Total
Marketable securities(1)	$1,020	$15,660	$16,680

(1)    The Company’s debt securities are traded in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Accordingly, these assets are categorized as Level 2.
Foreign exchange risk management
Occasionally, the Company purchases and writes non-functional currency options in order to hedge the currency exposure on the Company’s cash flow. The currency hedged items are denominated in New Israeli Shekels (“NIS”). The purchasing and writing of options is part of a comprehensive currency hedging strategy with respect to salary and rent expenses denominated in NIS. These transactions are at zero cost for periods of up to one year. The counterparties to the derivatives are major banks in Israel. As of December 31, 2020 and 2019, there were no hedged amounts.
As of December 31, 2020 and 2019, the Company has a lien in the amount of $0.3 million on the Company's checking account and as of December 31, 2019, the Company had a lien in the amount of $0.3 million on the Company's marketable securities, in respect of bank guarantees granted in order to secure hedging transactions.
NOTE 6 - MARKETABLE SECURITIES
Marketable securities as of December 31, 2020 and December 31, 2019 consist mainly of debt and mutual funds securities. The debt securities are classified as available-for-sale and are recorded at fair value. Changes in fair value, net of taxes (if applicable), are reflected in other comprehensive loss (income). Realized gains and losses on sales of the securities, as well as premium or discount amortization, are included in the consolidated statement of operations as other income, net.
Equity securities with readily determinable fair value are measured at fair value. The changes in the fair value of equity investments are recognized through other income, net in the consolidated statements of operations.
The following table sets forth the Company’s marketable securities:

	December 31
	2020	2019
Israeli mutual funds	$1,027	$1,020
Certificates of deposit	—	151
U.S Government and agency bonds	—	6,031
U.S Treasury bills	—	9,478
Total	$1,027	$16,680
At December 31, 2020 there were no available-for-sale debt securities. As of December 31, 2019, the fair value, cost and gross unrealized holding gains and losses of the available-for-sale debt securities owned by the Company were as follows:

	December 31, 2019
	Fair value	Cost or Amortized cost	Gross unrealized holding loss	Gross unrealized holding gains
Certificates of deposit	$151	$151	$—	$—
U.S. Government and agency bonds	6,031	6,030	—	1
U.S. Treasury bills	9,478	9,475	—	3
Total	$15,660	$15,656	$—	$4
As of December 31, 2019, the unrealized losses attributed to the Company’s available-for-sale debt securities were primarily due to credit spreads and interest rate movements. The Company has considered factors regarding other than temporary impaired securities and determined that there are no securities with impairment that is other than temporary as of December 31, 2020.

As of December 31, 2019, all of the Company's debt securities were due within one year.
During the years ended December 31, 2020 and 2019, the Company received aggregate proceeds of $38.5 million and $49.8 million, respectively, upon the sale and maturity of marketable securities.
As of December 31, 2020, there were no restricted marketable securities. As of December 31, 2019, the Company's restricted marketable securities were $0.4 million due to a lien in respect of bank guarantees granted to secure hedging transactions and the Company’s rent agreement. See "Note 5 - Fair Value Measurement" and "Note 9 - Operating Lease" for more information.
NOTE 7 – INVENTORY
Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis by product. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. The Company commenced capitalizing inventory for AMZEEQ and ZILXI upon FDA approval in October 2019 and May 2020, respectively. The Company periodically reviews its inventory levels and, if necessary, writes down inventory that is expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that fails to meet commercial sale specifications, with a corresponding charge to cost of goods sold. There were no inventory write-downs during the years ended December 31, 2020 and 2019.
The following table sets forth the Company’s inventory:

	December 31
(in thousands)	2020	2019
Raw materials	$4,042	$500
Work-in-process	662	—
Finished goods	2,700	856
Total	$7,404	$1,356

NOTE 8 - PROPERTY AND EQUIPMENT

	December 31
	2020	2019
Cost:
Leasehold improvements	$59	$1,052
Computers and software	467	646
Laboratory equipment	53	2,028
Furniture	419	391
	998	4,117
Less:
Accumulated depreciation and amortization	443	1,232
Property and Equipment, net	$555	$2,885
Depreciation and amortization expense totaled $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
During the years ended December 31, 2020, 2019 and 2018, the Company disposed of fixed assets in the net amount of $2.1 million, $16 thousand and $42 thousand, respectively. Loss on disposal of fixed assets during the year ended December 31, 2020 relates to the write-off of laboratory and leasehold improvements in Israel due to a reduction in office space. There were no losses from sales of fixed assets for the year ended December 31, 2020. Losses from sales of fixed assets for the years ended December 31, 2019 and 2018 were $2 thousand and $2 thousand, respectively.
NOTE 9 – OPERATING LEASE
The Company has operating leases for corporate offices and vehicles. The properties primarily relate to the Company’s principal executive office in Bridgewater, New Jersey and office space in Israel.
On March 13, 2019, the Company signed an amendment to the original lease agreement for its principal executive office in Bridgewater, New Jersey (the "Lease Amendment”). The Lease Amendment includes an extension of the lease period of the 10,000 square feet previously leased under the original agreement (the "Original Space") and an addition of 4,639 square feet (the "Additional Space”). The Company entered the Additional Space following a period of preparation by the lessor completed during September 2019 (the "Commencement Date"). The lease is due to expire on August 31, 2022.
Pursuant to the Lease Amendment, the Company recognized an additional right of use asset and liability in the amount of $0.7 million. The Additional Space was considered a new lease agreement and was recognized as a right of use asset and liability, in the amount of $0.3 million, on the Commencement Date.
The lease agreement for the office space in Israel is a one year lease that expires in December 2021. Given the short-term nature of the lease term, the Company did not recognize a right-of-use asset and liability.
Additionally, the Company entered into operating lease agreements in connection with the leasing of vehicles. The lease periods are generally for three years. To secure the terms of certain of the vehicle lease agreements, the Company has made prepayments to the leasing company, representing approximately three months of lease payments. These amounts have been recorded as part of the operating lease right to use assets.
Operating lease costs for the year ended December 31, 2020 are as follows:

(in thousands)	Year Ended December 31 2020	Year Ended December 31 2019

Office lease expenses	$961	$794
Vehicles lease expenses	$390	$95
The operating lease costs include variable lease payments of $35 thousand and $45 thousand for the year ended December 31, 2020 and 2019, respectively.
Operating cash flows, for amounts included in the measurement of lease liabilities are as follows:

	Year Ended December 31 2020	Year Ended December 31 2019
Office leases	$971	$839
Vehicles leases	$390	$156
Supplemental information related to leases are as follows:

	December 31 2020	December 31 2019
Operating lease right-of-use assets	$1,583	$1,694
Operating lease liabilities	$1,610	$1,745
Weighted average remaining lease term	1.96	1.93
Weighted average discount rate	13.10%	6.08%
Maturities of lease liabilities are as follows:

2021	$913
2022	761
2023	151
Total lease payments	1,825
Less imputed interest	(215)
Total lease liability	$1,610
As of December 31, 2020, the Company had a lien in the amount of $0.6 million on the Company’s cash in respect of bank guarantees granted in order to secure the lease agreements.
Leases prior to the adoption of the new standard:
Operating lease expense for the year ended December 31, 2018 was $0.9 million.
NOTE 10 - EMPLOYEE SAVINGS PLAN
Beginning September 2017, the Company has retirement savings plans available to all employees of the Subsidiary, which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “401(k) Plans”). The Company made contributions to these 401(k) Plans during the years ended December 31, 2020, 2019 and 2018 of approximately $0.8 million, $0.2 million and $0.1 million, respectively.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Litigation and contingencies

The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of December 31, 2020, no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.
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
Merger Lawsuits
Seven lawsuits (collectively, the “Merger Lawsuits”) were filed in various U.S. federal district courts against Foamix and certain other defendants in connection with the Merger. The lawsuits generally alleged that the registration statement on Form S-4 and the prospectus/joint proxy statement included therein included false or misleading information regarding the Merger in violations of Section 14(a) and Section 20(a) of the Exchange Act and/or Rule 14a-9 promulgated under the Exchange Act. In addition, one of the lawsuits alleged that the members of Foamix’s board of directors breached their fiduciary duties in connection with the Merger. The plaintiffs sought, among other things, to enjoin consummation of the Merger, or alternatively rescission or rescissory damages; to compel the individual defendants to disseminate a joint proxy statement/prospectus that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading; a declaration that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act; a declaration that the Merger Agreement was entered into in breach of fiduciary duty and is therefore invalid and unenforceable; an order directing the individual defendants to commence a sale process for Foamix and obtain a transaction; and an award of costs, including attorneys’ and experts’ fees and expenses, as well as an accounting of damages allegedly suffered by the plaintiffs. The plaintiffs have agreed the Lawsuits were rendered moot by subsequent disclosure, and on April 22, 2020, each of the plaintiffs and defendants named in the Merger Lawsuits entered into a mootness resolution agreement pursuant to which the plaintiffs agreed to dismiss their lawsuits with prejudice as to the named plaintiff and Foamix agreed to pay a de minimis mootness fee to plaintiffs’ counsel. As of May 4, 2020, each of the Merger Lawsuits has been dismissed. Accordingly, the Company considers the matter concluded.
NOTE 12 - LONG-TERM DEBT
On July 29, 2019, Foamix entered into a Credit Agreement (the "Credit Agreement") to secure up to $50 million from two lenders, one of which is a significant stockholder of the Company and is considered a related party, and a Securities Purchase Agreement with one of the lenders for gross proceeds of approximately $14 million, before deducting offering expenses (see "Note 13 - Share Capital" for more information). On March 9, 2020, the Company entered into an Amended and Restated Credit Agreement and Guaranty (the "Amended and Restated Credit Agreement"), whereby the Company has guaranteed the indebtedness obligations of the borrower and granted a first priority security interest in substantially all of our assets for the benefit of the lenders. As of December 31, 2020 and December 31, 2019, $35.0 million was drawn under the Amended and Restated Credit Agreement. The Company did not incur the remaining $15.0 million under the Amended and Restated Credit Agreement.

The term loans available under the Amended and Restated Credit Agreement are comprised as follows: (a) $15 million that was funded on July 29, 2019 (the “Tranche 1 Loan”), (b) $20 million that was funded on December 17, 2019 (the “Tranche 2 Loan”) and (c) up to $15 million that was available prior to September 30, 2020 (the “Tranche 3 Loan”). The Tranche 2 Loan was borrowed following the FDA’s approval of the Company’s NDA for AMZEEQ and listing of AMZEEQ in the FDA’s “Orange Book,” in addition to maintaining its arrangements with a third party for the commercial supply and manufacture of AMZEEQ. The Company did not incur the Tranche 3 Loan. Subject to any acceleration as provided in the Amended and Restated Credit Agreement, including upon an event of default (as defined in the Amended and Restated Credit Agreement), the loans will mature on July 29, 2024 and bear interest equal to the sum of (A) 8.25% (subject to increase in accordance with the terms of the Amended and Restated Credit Agreement) plus (B) the greater of (x) the one-month LIBOR as of the second business day immediately preceding the first day of the calendar month or the date of borrowing (if such loan is not outstanding as of the first day of the calendar month), as applicable, and (y) 2.75%. A fee in an amount equal to 1.0% of the aggregate principal amount of all loans made on any given borrowing date shall be payable to the lenders.
The Amended and Restated Credit Agreement contains certain financial covenants, including that the Company maintain a minimum aggregate compensating cash balance of $2.5 million.
In addition, the parties entered into Amendment No. 1 to Amended and Restated Credit Agreement (the "Amendment") on August 5, 2020. The Amendment provided for a covenant "holiday" with respect to the minimum net revenue covenant such that the compliance with such covenant commenced with the fiscal quarter ending on December 31, 2020, rather than September 30, 2020. Accordingly, as of the last day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2020, the Company must generate consolidated net product revenue for the trailing 12-month period in amounts set forth in the Amendment, which range from $6.0 million for the fiscal quarter ending December 31, 2020 to $97.0 million for the fiscal quarter ending June 30, 2024.
As of December 31, 2020, the Company is in compliance with all covenants, including maintaining a minimum aggregate compensating cash balance as mentioned above. In the event where the Company fails to observe or perform any of the financial covenants the lenders may, by notice to the Company, declare the loans then outstanding to be due and payable in whole, together with accrued interest and a Prepayment Premium (as defined in the Amended and Restated Credit Agreement). Additionally, the Company will continue to monitor ongoing developments in connection with the COVID-19 pandemic, which may have an adverse impact on the Company's commercial prospects, projected cash position and ability to remain in compliance with these covenants.
Under the Amended and Restated Credit Agreement, there are no required payments of principal amounts until July 2023. Afterwards, the Company will pay 1.5% of the aggregate principal amount each month. The outstanding amount will be paid in full on July 2024.
In addition, on July 29, 2019, the lenders under the Credit Agreement were issued warrants to purchase up to an aggregate of 1,100,000 of Foamix ordinary shares, at an exercise price of $2.09 per share (the “Warrants”), which represented the five-day volume weighted average price of the Foamix ordinary shares as of the trading day immediately prior to the issuance of the Warrants. In connection with the completion of the Merger, the exchange ratio was applied to the Warrants such that they became exercisable for 651,640 shares of the Company's common stock, and the exercise price was adjusted to $3.53. Following the Phase 3 PN Trial results, the Warrants were further adjusted for the CSR and reverse stock split and they are currently exercisable for 495,165 shares of our common stock with an exercise price of $4.64 per share. Payment of the exercise price will be made, at the option of the holder, either in cash or as a reduction of common stock issuable upon exercise of the Warrant, with an aggregate fair value equal to the aggregate exercise price ("cashless exercise"), or any combination of the foregoing. The Warrants are exercisable pursuant to the terms, and subject to the conditions, thereof and expire on July 29, 2026. Any Warrants left outstanding will be cashless exercised on the Warrants' expiration date, if in the money. The Warrants issued were classified as equity in accordance with ASC 815-40. Proceeds received under the Tranche 1 Loan were allocated to the Warrants and the Tranche 1 Loan on a relative fair value basis.
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
The fair value of the debt as of December 31, 2020 was $37.4 million and is categorized as Level 3. The valuation was performed by applying the income approach, under which the contractual present value method was used. The estimation of risk adjusted discount curve was based on public information reported in the financial statements of publicly traded venture lending companies.
During the year ended December 31, 2020 the company recorded interest expense of $3.9 million and $0.5 million relating to the interest and discount cost, respectively. During the year ended December 31, 2019 the company recorded interest expense of $0.8 million and $0.1 million relating to the interest and discount cost, respectively.
NOTE 13 - SHARE CAPITAL:
Preferred stock
As of December 31, 2020, the Company's Certificate of Incorporation, as amended, authorizes the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of December 31, 2020 and December 31, 2019.
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
Common stock
The number of shares of common stock authorized under the Company's Amended and Restated Certificate of Incorporation was proportionately reduced in connection with the Company's 1-for-4 reverse stock split. Accordingly, the Company is authorized to issue 75,000,000 shares of common stock, par value $0.0001 per share. In connection with the corporate name change, we changed our ticker symbol from "MNLO" to "VYNE" on September 8, 2020.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding. The Company has never declared any dividends on common stock.
Warrants
In addition to entering into the Credit Agreement on July 29, 2019, Foamix issued to the lenders Warrants to purchase up to an aggregate of 1,100,000 of its ordinary shares, later exchanged to Warrants to purchase up to 1,980,660 shares of Menlo's common stock, adjusted retrospectively to 495,165 shares of common stock upon the reverse stock split effective February 12, 2021. Upon close of the Merger, each Warrant received one CSR as described in Note 3 - Business Combinations. The warrants were exercisable immediately following the closing of the Credit Agreement, subject to the terms of the warrant, and are due to expire on July 29, 2026 . Any Warrants left outstanding will be cashless exercised on the Warrants' expiration date, if in the money.
The exchange of Warrants from Foamix warrants to Menlo warrants and the additional CSR was accounted for as a modification, by analogy, from the modification's guidance under ASC 260-10-S99-2. The Company assessed the significance of the modification of the Warrants by comparing the fair value of the Warrants immediately before and after the amendments. In its assessment, it also considered additional qualitative factors. The Company concluded that the change of terms was not significant. Therefore, the incremental fair value, in the amount of $41 thousand, of the modified Warrants over the original ones (as of modification date) was recognized in retained earnings as a deemed dividend to the Warrant holders in the year ended December 31, 2020.

During the year ended December 31, 2020 and December 31, 2019 no Warrants were exercised. During the year ended December 31, 2018, 1,394,558 warrants were exercised into 178,468 ordinary shares, later exchanged to 105,724 shares of Menlo common stock and one CSR at the closing of the Merger, adjusted retrospectively to 26,431 shares of common stock and one CSR upon the reverse stock split effective February 12, 2021.
Issuance of stock
On February 1, 2019, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald will act as our sales agent. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement are deemed an "at-the-market" offering under the Securities Act. Cantor Fitzgerald is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. During the year ended December 31, 2020, the Company issued and sold 1,175,000 shares of common stock at a weighted average price per share of $7.00 pursuant to the Sales Agreement for $8.0 million in net proceeds, all of which was sold during the three months ended December 31, 2020. In addition, from January 1, 2021 through January 25, 2021, the Company issued and sold an additional 2,778,012 shares of common stock at a weighted average price per share of $9.76 for $26.3 million in net proceeds. Effective as of January 25, 2021, the Company terminated the Sales Agreement and will not make any additional sales thereunder.
On January 26, 2021, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors for the sale of an aggregate of 5,274,261 shares of common stock of the Company, at a purchase price of $9.48 per share in a registered direct offering. The offering was completed on January 28, 2021 and the Company received approximately $46.7 million in net proceeds, after deducting placement agent fees and other offering expenses.
On June 9, 2020, the Company completed an underwritten public offering of 7,776,875 shares of common stock at a price to the public of $7.40 per share. The net proceeds of the offering were approximately $53.6 million, after deducting underwriting discounts and commissions and other offering expenses.
Pursuant to the completion of the merger, on March 9, 2020, the Company issued 36,500,335 shares to Foamix shareholders. On April 6, 2020, pursuant to the terms of the CSR Agreement, the Company issued 74,544,413 shares to Foamix shareholders, adjusted retrospectively to 18,636,103 shares of common stock upon the reverse stock split effective February 12, 2021.
On July 29, 2019, pursuant to the Credit Agreement and Securities Purchase Agreement, Foamix issued and sold, in a registered offering, an aggregate of 6,542,057 shares at a purchase price of $2.14 per share, later exchanged to 3,875,514 Menlo common stock and one CSR at the closing of the Merger, adjusted retrospectively to 968,878 shares of common stock and one CSR upon the reverse stock split effective February 12, 2021. The aggregate gross proceeds of approximately $14.0 million, before deducting issuance costs allocated as described in Note 12 - Long-Term Debt, in the amount of $0.3 million.
On September 18, 2018, Foamix completed a public offering in which 11,670,000 ordinary shares were sold at a price of $6.00 per share. Upon closing of the offering, the underwriters exercised their ‘green shoe’ option at full and purchased 1,750,500 additional shares. The shares from this offering were later exchanged to 7,950,303 Menlo common stock and one CSR at the closing of the Merger, adjusted retrospectively to 1,987,575 shares of common stock and one CSR upon the reverse stock split effective February 12, 2021. The net proceeds, including the underwriters' option, were approximately $75.4 million, after deducting underwriter’s discounts, commissions and other offering expenses.
On April 13, 2018, Foamix entered into a Securities Purchase Agreement with an existing investor pursuant to which the Company agreed to issue and sell, in a registered offering, an aggregate of 2,940,000 shares at a purchase price of $5.50 per share, later exchanged to 1,741,656 Menlo common stock and one CSR at the closing of the Merger, adjusted retrospectively to 435,414 shares of common stock and one CSR upon the reverse stock split effective February 12, 2021. The net proceeds from the offering were $16.1 million after deducting transaction expenses. The closing of the issuance and sale of these shares took place on April 16, 2018.
Share-based compensation

Equity incentive plans:
Upon closing of the Merger, the Company adopted Foamix’s 2019 Equity incentive plan (the “2019 Plan”). As of December 31, 2020, 809,496 shares remain issuable under the 2019 Plan. In addition, the Company adopted the 2018 Omnibus Incentive Plan (the "2018 Plan") in January 2018. In January 2020, the number of shares reserved under the 2018 Plan automatically increased by 244,026 shares of common stock pursuant to the terms thereof. As of December 31, 2020, 559,512 shares remain issuable under the 2018 Plan.
Employee Share Purchase Plan:
Upon closing of the Merger, the Company adopted Foamix's Employee Share Purchase Plan ("ESPP") pursuant to which qualified employees (as defined in the ESPP) may elect to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of the common stock at the beginning or end of each semi-annual share purchase period (“Purchase Period”). Employees are permitted to purchase the number of shares purchasable with up to 15% of the earnings paid (as such term is defined in the ESPP) to each of the participating employees during the Purchase Period, subject to certain limitations under Section 423 of the U.S. Internal Revenue Code.
As of December 31, 2020, 2,304,097 shares remain available for grant under the ESPP.
During the year ended December 31, 2020, 61,031 Foamix ordinary shares were purchased by Foamix employees pursuant to the ESPP prior to the Merger, which were later exchanged for 36,155 shares of the Company's common stock and one CSR in the Merger, adjusted retrospectively to 9,038 shares of common stock and one CSR upon the reverse stock split effective February 12, 2021, and 38,716 shares were issued to employees after the Merger. During the year ended December 31, 2019, 134,449 shares were issued to the employees, later exchanged to 79,648 shares of Menlo common stock and one CSR in the Merger, adjusted retrospectively to 19,912 shares of common stock and one CSR upon the reverse stock split effective February 12, 2021.
Options and RSUs granted to employees and directors:
In the years ended December 31, 2020, 2019 and 2018, the Company granted options as follows:

	Year ended December 31, 2020
	Award amount	Exercise price range	Vesting period	Expiration
Employees and Directors:
Options	1,327,814	$5.84- $12.52	1 year -4 years	10 years
RSU	654,427	—	1 year -4 years	—

	Year ended December 31, 2019
	Award amount*	Exercise price range*	Vesting period	Expiration
Employees and Directors:
Options	242,187	$15.92- $26.20	1 year -4 years	10 years
RSU	63,031	—	1 year -4 years	—

	Year ended December 31, 2018
	Award amount*	Exercise price range*	Vesting period	Expiration
Employees and Directors:
Options	132,683	$27.40- $43.20	1 year -4 years	10 years
RSU	32,089	—	3 years -4 years	—

* All amounts and exercise prices for pre-Merger grants are presented following the exchange to Menlo options and RSUs at the Exchange Ratio described in Note 3-Business Combination
The fair value of options and RSUs granted to employees and directors during 2020, 2019 and 2018 was $11.9 million, $4.4 million and $4.0 million, respectively.
The fair value of RSUs granted to employees and directors is based on the share price on grant date.
The fair value of each option granted is estimated using the Black-Scholes option pricing method. The volatility is based on a combination of the Company’s historical volatility, historical volatilities of companies in comparable stages as well as companies in the industry, by statistical analysis of daily share pricing model. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the options granted in dollar terms. The Company’s management uses the expected term of each option as its expected life. The expected term of the options granted represents the period of time that granted options are expected to remain outstanding.
The underlying data used for computing the fair value of the options are as follows:

	Year ended December 31
	2020	2019	2018
Fair value of stock option	$3.47-$7.68	$17.96-$26.20	$27.60-$40.44
Dividend yield	0%	0%	0%
Expected volatility	60.44%-69.83%	59.35%-61.40%	61.00%-62.60%
Risk-free interest rate	0.31%-1.26%	1.42%-2.62%	2.75%-2.87%
Expected term	6 years	6 years	6 years
Modification of share-based compensation:
Pursuant to the Merger, all outstanding options and RSUs granted by Foamix were exchanged for stock options and RSUs of Menlo’s common stock according to the Exchange Ratio. In addition, for each option and RSU the holder received a CSR as described in Note 3- Business Combination. This transaction was considered by the company to be a modification under ASC 718, Compensation - Stock Compensation. The modification did not affect the remaining requisite service period. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded immaterial incremental compensation expense. As described in Note 3 - Business Combination, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The conversion was considered by the company to be a modification under ASC 718. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded incremental compensation of $11.8 million for the year ended December 31, 2020. As of December 31, 2020 there is $3.6 million of unrecognized incremental compensation expense related to the modification which will primarily be amortized using a graded vesting method over the next 2 years.
Awards granted to holders who are no longer employed or providing services to the Company are accounted for in accordance with ASC 815-40, Derivatives and Hedging. Under this guidance, the awards are classified as a derivative liability because the award no longer exchanges a fixed amount of cash for a fixed number of shares. Accordingly, as of March 9, 2020 the Company reclassified $1.6 million from additional paid-in capital to derivative liability on the consolidated balance sheet. Prior to the reclassification of these awards as a liability instrument, the Company recorded an incremental compensation expense of $0.6 million due to the above mentioned modification in accordance with ASC 718. Subsequent to the reclassification of these awards as a liability instrument, the Company recorded incremental compensation expense of $1.0 million for the year ended December 31, 2020. As described in Note 3 - Business Combination, on April 6, 2020, the Company announced that study MTI-105 and study MTI-106 did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Accordingly, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. On April 6, 2020, the awards are exchangeable for a fixed amount of cash for a fixed number of shares and were remeasured to fair value and reclassified from derivative liability to additional paid-in capital.

Prior to the Merger, Menlo recognized all expenses relating to awards outstanding as of the Effective Date. These awards were subject to acceleration upon the change of control per the previous Menlo stock option plan.
During the year ended December 31, 2018 the Company recorded additional share-based compensation expenses in the amount of approximately $0.7 million with respect to Type III modification.
Summary of outstanding and exercisable options and RSUs:
The following table summarizes the number of options outstanding for the years ended December 31, 2020, and related information:

	Number of options	Weighted Average Exercise Price
Outstanding at December 31, 2019	829,173	$38.44
Granted pre-merger	132,352	26.92
Exercised, forfeited, and exercised pre-merger	(8,371)	41.08
Menlo options outstanding as of the merger	899,293	23.24
Conversion of contingent stock rights	1,944,022	—
Granted post-merger	925,528	8.72
Exercised post-merger	(44,188)	6.48
Forfeited post-merger	(259,257)	9.40
Expired post-merger	(143,903)	29.48
Outstanding at December 31, 2020	4,274,649	$13.36
Exercisable at December 31, 2020	2,708,158	$15.90

The weighted average remaining contractual term of outstanding and exercisable options as of December 31, 2020, is 5.97 and 4.34 years, respectively. Total unrecognized share based compensation for options at December 31, 2020 is $6.7 million, which is expected to be recognized over a weighted average period of 2.76 years.
The aggregate intrinsic value of the total of both the outstanding and exercisable options as of December 31, 2020, is $0.2 million and $0.1 million, respectively.

The following table summarizes the number of RSUs outstanding for the years ended December 31, 2020:

Number of RSUs
Outstanding at December 31, 2019	91,058
Awarded pre-merger	63,395
Vested pre-merger	(6,956)
Menlo awards outstanding as of the merger	122,363
Conversion of contingent stock rights	300,876
Awarded post-merger	461,738
Vested post-merger	(284,102)
Forfeited post-merger	(28,929)
Outstanding at December 31, 2020	719,443
Total unrecognized compensation expense related to the unvested portion of the Company's RSUs was $5.1 million, which is expected to be recognized over a weighted average period of 3.16 years.
Share-based compensation expenses:
The following table illustrates the effect of share-based compensation on the statements of operations:

	Year ended December 31
	2020	2019	2018
Research and development expenses	4,746	1,564	2,054
Selling, general and administrative	13,354	3,331	3,266
	$18,100	$4,895	$5,320
NOTE 14 - INCOME TAX:
Loss before income taxes and the related tax expense (benefit) is as follows:

	Year ended December 31
(in thousands)	2020	2019	2018
Loss before income taxes:
Domestic	$211,447	$28,607	$2,026
Foreign	44,379	66,747	71,925
Total loss before taxes	$255,826	$95,354	$73,951

Current taxes:
Federal	$(258)	$(176)	$212
State	5	—	—
Total current taxes	$(253)	$(176)	$212
A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Year ended December 31
	2020	2019	2018
Federal income tax provision at statutory rate	21.00%	21.00%	21.00%
State income tax provision, net of federal benefit	—%	—%	—%
IPR&D Impairment & CSR Remeasurement	(11.42)%	—%	—%
Transaction Costs	(1.07)%	—%	—%
IP Gain	(14.65)%	—%	—%
Change in valuation allowances	6.16%	(24.21)%	(23.07)%
Foreign tax rate differential	0.35%	2.00%	2.00%
Other	(0.27)%	1.40%	(0.22)%
Effective income tax rate	0.10%	0.19%	(0.29)%
The income tax expense for the years ended December 31, 2020 and 2019 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax expense as a result of nondeductible expenses, changes in state effective tax rates, foreign taxes, tax credits generated, true up of net operating loss carryforwards, and decrease in the Company’s valuation allowance. The Company applies the elements of FASB ASC 740-10 regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. Included in Other Liabilities on the Consolidated Balance Sheets, are the total amount of unrecognized tax benefits of approximately $3.1 million and $0.7 million as of December 31, 2020 and 2019, respectively, net of the federal benefit, if recognized, would favorably affect the Company’s future effective tax rate. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision. The Company believes it is reasonably possible the amount of unrecognized tax benefits may decrease by $0.5 million during 2021. Tax years beginning in 2017 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.
The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Net operating loss carry forward	$55,514	$59,241
Tax credit carryforwards	7,387	10,089
Share based compensation	4,903	1,446
Accrued expenses and other	2,325	225
Total gross deferred tax assets	70,129	71,001
Less - valuation allowance	(69,743)	(71,001)
Total deferred tax assets, net of valuation allowance
Deferred tax liabilities:
Other	(41)	—
Right of use assets	(345)	—
Total gross deferred tax liabilities	(386)	—
Net deferred tax assets	$—	$—
Realization of deferred tax assets is contingent upon sufficient future taxable income during the period that deductible temporary differences and carry forward losses are expected to be available to reduce taxable income. As the achievement of required future taxable income is not likely, the Company recorded a full valuation allowance.

At December 31, 2020 and 2019, the Company recorded valuation allowance against its net deferred tax assets of approximately $69.7 million and $71.0 million, respectively. The change in the valuation allowance during the year ended December 31, 2020 and 2019 was a decrease of approximately $1.3 million and an increase of approximately $23.1 million, respectively. A valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2020, the Company had federal and state pre-tax net operating loss carryforwards of approximately $243.2 million and $66.3 million, respectively.
As of December 31, 2020, research and development credit carryforwards for federal and state purposes are approximately $6.2 million and $1.2 million, respectively. As a result of U.S. tax reform legislation, federal net operating losses generated beginning in 2018 and subsequent years carryforward indefinitely, however, the Company has federal net operating losses that pre-date U.S. tax reform legislation which begin to expire in 2031 and federal credit carryforwards that begin to expire in 2031. State net operating loss carryforwards begin to expire in 2031, and the state credit carryforwards began to expire in 2031. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company may have undergone ownership changes and therefore may be materially limited in the amount of NOL and R&D tax credit available for utilization in the future.
The Company generated research and development tax credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, a partial reserve has been presented as an uncertain tax position which is offset against the gross research and development deferred tax asset. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
Uncertain tax positions:
ASC No. 740, Income Taxes, requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the operating results of the Company.
The following table summarizes the activity of the Company unrecognized tax benefits (in thousands):

Balance at January 1, 2019	$890
Decrease in uncertain tax positions for the year	(176)
Balance at December 31, 2019	$714
Additions for prior year positions(1)	2,354
Additions for current year positions	$273
Reductions related to expiration of statute of limitations	$(258)
Balance at December 31, 2020	$3,083
(1) Balance related to research and development tax credit positions acquired through the Merger.
In December 2020, the Company began liquidation proceedings of its Israeli subsidiary, VYNE Pharmaceuticals Ltd., to align with its business strategy. As a result thereof, the Company's intellectual property was assigned to the U.S. parent company and we recognized a $163.0 million taxable gain for Israeli income tax purposes. However, the taxable gain was fully offset by net operating loss carryforwards, resulting in no income tax expense to the Company. In addition, there was also no Israeli withholding tax due by the U.S. parent company.
The Corporate Restructuring is subject to complex tax and transfer pricing regulations administered by taxing authorities in the U.S. and Israel. The relevant taxing authorities may disagree with the Company’s determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and the Company’s position were not sustained, the

Company could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates and reduced cash flows than otherwise would be expected.
The Company has tax assessments that are considered to be final through tax year 2014.

Supplemental Financial Information
Unaudited selected quarterly financial results for the years ended December 31, 2020 and 2019 were as follows:

	2020				2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	1,750	11,688	3,269	4,286	308	—	—	135
Expenses	41,639	178,865	26,760	24,883	16,192	19,359	23,199	—
Operating loss	39,889	167,177	23,491	21,989	15,884	19,359	23,199	37,431
Loss per share basic and diluted - pre-reverse stock split*	$0.95	$1.21	$0.15	$0.14	$0.47	$0.59	$0.7	$1.04
Loss per share basic and diluted - post-reverse stock split	$3.79	$4.83	$0.59	$0.55	$1.89	$2.36	$2.79	$4.17

* Loss per share basic and diluted in the second and third quarter of 2019 were revised from the reported amounts in the June 30, 2020 Form 10-Q filed on August 6, 2020 and the September 30, 2020 Form 10-Q filed on November 5, 2020 by using weighted average shares outstanding based on an exchange ratio of 0.5924 Menlo shares for each Foamix ordinary share. The loss per share basic and diluted reported in the June 30, 2020 Form 10-Q and the September 30, 2020 Form 10-Q was based on an exchange ratio of 1.8006 Menlo shares for each Foamix ordinary share.
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of December 31, 2020.  Based on such evaluation, those officers have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s executive and financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes and includes those policies and procedures that (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on these criteria.
ITEM 9B - OTHER INFORMATION
None.
PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the disclosures which will be included in a subsequent amendment to the Form 10-K, which will be filed not later than 120 days after December 31, 2020 pursuant to General Instruction G(3) of Form 10-K.
ITEM 11 - EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the disclosures which will be included in a subsequent amendment to the Form 10-K, which will be filed not later than 120 days after December 31, 2020 pursuant to General Instruction G(3) of Form 10-K.
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item is incorporated herein by reference to the disclosures which will be included in a subsequent amendment to the Form 10-K, which will be filed not later than 120 days after December 31, 2020 pursuant to General Instruction G(3) of Form 10-K.
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the disclosures which will be included in a subsequent amendment to the Form 10-K, which will be filed not later than 120 days after December 31, 2020 pursuant to General Instruction G(3) of Form 10-K.
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP served as our principal independent registered public accounting firm for the year ended December 31, 2020. Kesselman & Kesselman (a member firm of PricewaterhouseCoopers International Limited, or PwC), served as our principal independent registered public accounting firm for the year ended December 31, 2019.
The following table provides information regarding fees paid by us to PwC for all services, for the years ended December 31, 2020 and 2019:

	Fiscal year ended December 31,
	2020	2019
	(in thousands of U.S. dollars)
Audit fees(1)	$994	$428
Audit-related fees	5	—
Tax fees(2)	15	9
Total Fees	$1,014	$437
______________________________
(1) Includes professional services rendered in connection with the audit of our annual financial statements, the review of our interim financial statements and fees for registration statements.
(2) Includes professional services rendered in connection with assistance in preparation of applications to the Israel Tax Authorities.
Our audit committee’s specific responsibilities in carrying out its oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company include the approval of audit and non-audit services to be provided by the external auditor. The audit committee pre-approves all non-audit services provided to the Company during year.

PART IV
ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed as Part of This Report
1.Financial statements.
See Index to Financial Statements under Item 8 of Part II of this Annual Report, which is incorporated herein by reference.
2.Financial statement schedules.
No schedules are applicable or required, or the information is included in the consolidated financial statements or notes thereto.
3.Exhibits. See Item 15(b) below.
(b)Exhibits

		Incorporation by Reference
Exhibit Number	Description Of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated as of November 10, 2019, by and among Foamix Pharmaceuticals Ltd., Menlo Therapeutics Inc. and Giants Merger Subsidiary Ltd.	8-K	001-38356	2.1	November 12, 2019
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 4, 2019, by and among Foamix Pharmaceuticals Ltd., Menlo Therapeutics Inc. and Giants Merger Subsidiary Ltd.	8-K	001-38356	2.1	December 4, 2019
3.1	Amended and Restated Certificate of Incorporation					X
3.2	Amended and Restated Bylaws	8-K	001-38356	3.2	September 8, 2020
4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934					X
4.2	Second Amended and Restated Warrant, by and among Menlo Therapeutics Inc. and Perceptive Credit Holdings II, LP.	10-Q	001-38356	4.1	May 11, 2020
4.3	Second Amended and Restated Warrant, by and among Menlo Therapeutics Inc. and Orbimed Royalty & Credit Opportunities III, LP.	10-Q	001-38356	4.2	May 11, 2020
4.4	Contingent Stock Rights Agreement, dated as of March 9, 2020, by and between Menlo Therapeutics Inc. and American Stock Transfer & Trust Company, LLC.	8-K	001-38356	10.1	March 10, 2020

10.1†	Exclusive License Agreement, dated as of December 20, 2012, by and between the Registrant and Merck Sharp & Dohme Corp.	S-1/A	001-38356	10.1	January 18, 2018
10.2	Sales Agreement, dated February 1, 2019, by and between the Company and Cantor Fitzgerald & Co.	S-3	001-38356	1.2	February 1, 2019
10.3*	Amended and Restated Credit Agreement and Guaranty, dated as of March 9, 2020, among Foamix Pharmaceuticals Inc., Menlo Therapeutics Inc., Foamix Pharmaceuticals Ltd., the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings II, LP.	10-Q	001-38356	10.3	May 11, 2020
10.4	Amendment No. 1 to Amended and Restated Credit Agreement and Guaranty, dated August 5, 2020, by and among Menlo Therapeutics Inc., Foamix Pharmaceuticals Ltd., Foamix Pharmaceuticals Inc., the lenders party thereto and Perceptive Credit Holdings II, LP as administrative agent.	10-Q	001-38356	10.2	August 6, 2020
10.5*	Amended and Restated Security Agreement, dated as of March 9, 2020, among Foamix Pharmaceuticals Inc., Foamix Pharmaceuticals Ltd., Menlo Therapeutics Inc. and Perceptive Credit Holdings II, LP for the benefit of Perceptive Credit Holdings II, LP, OrbiMed Royalty & Credit Opportunities III, LP and the other lenders from time to time party to the Amended and Restated Credit Agreement.	10-Q	001-38356	10.4	May 11, 2020
10.6†	Contract Manufacturing and Supply Agreement, dated October 21, 2019, by and between Foamix Pharmaceuticals Ltd. and ASM Aerosol-Service AG (incorporated by reference to Exhibit 10.26 of Foamix Pharmaceuticals Ltd.’s Annual Report on Form 10-K filed on March 12, 2020).	10-K	001-36621	10.26	March 12, 2020
10.7†	License Agreement, dated as of April 21, 2020, by and between Foamix Pharmaceuticals Ltd. and Cutia Therapeutics (HK) Limited.	10-Q	001-38356	10.1	August 6, 2020
10.8#	2009 Israeli Share Option Plan.	F-1/A	001-36621	10.1	September 3, 2014
10.9(a)#	2011 Stock Incentive Plan, as amended.	S-1	001-38356	10.4(a)	December 28, 2017

10.9(b)#	Amendment to 2011 Stock Incentive Plan.	S-1	001-38356	10.4(b)	December 28, 2017
10.9(c)#	Form of Stock Option Agreement under 2011 Stock Incentive Plan.	S-1	001-38356	10.4(c)	December 28, 2017
10.9(d)#	Form of Immediately Exercisable Stock Option Agreement under 2011 Stock Incentive Plan.	S-1	001-38356	10.4(d)	December 28, 2017
10.10#	2015 Israeli Share Incentive Plan.	F-3	001-36621	10.2	October 21, 2015
10.11(a)#	2018 Omnibus Incentive Plan.	S-1/A	001-38356	10.5(a)	January 12, 2018
10.11(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan.	S-1/A	001-38356	10.5(b)	January 12, 2018
10.11(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.					X
10.12(a)#	2019 Equity Incentive Plan.	10-Q	001-38356	10.5	May 11, 2020
10.12(b)#	Form of Share Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan for U.S. and Israeli Employees.	10-Q	001-38356	10.8	May 11, 2020
10.12(c)#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the 2019 Equity Incentive Plan for U.S. and Israeli Employees.	10-Q	001-38356	10.9	May 11, 2020
10.13#	2019 Employee Share Purchase Plan.	10-Q	001-38356	10.10	May 11, 2020
10.14#	Offer Letter, dated as of March 25, 2020, by and between Menlo Therapeutics Inc. and David Domzalski	10-Q	001-38356	10.13	May 11, 2020
10.15#	Offer Letter, dated as of March 20, 2020, by and between Menlo Therapeutics Inc. and Andrew Saik.	10-Q	001-38356	10.14	May 11, 2020
10.16#	Termination of Employment Agreement and Release, dated as of March 22, 2020, by and between Foamix Pharmaceuticals Ltd. and Ilan Hadar.	10-Q	001-38356	10.15	May 11, 2020
10.17#	Offer Letter, dated as of August 17, 2015 by and between the Company and Steven Basta.	S-1	001-38356	10.7	December 28, 2017
10.18#	Amendment No. 1 to Offer Letter, by and between the Company and Steven Basta, effective as of May 3, 2018.	8-K	001-38356	10.1	May 7, 2018
10.19#	Offer Letter, dated as of August 15, 2017 by and between the Company and Kristine Ball.	S-1	001-38356	10.9	December 28, 2017
10.20#	Amendment No. 1 to Offer Letter, by and between the Company and Kristine Ball, effective as of May 3, 2018.	8-K	001-38356	10.2	May 7, 2018

10.21	Form of Securities Purchase Agreement, dated January 26, 2021, among VYNE Therapeutics Inc. and the purchasers identified therein.	8-K	001-38356	10.1	January 28, 2021
16.1	Letter from Mayer Hoffman McCann P.C. dated April 2, 2020.	8-K	001-38356	16.1	April 6, 2020
21.1	List of Subsidiaries of VYNE Therapeutics Inc.					X
23.1	Consent of independent registered public accounting firm.					X
23.2	Consent of independent registered public accounting firm.					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Document					X
101.LAB	XBRL Taxonomy Extension Label Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data Filed (embedded within the XBRL document)
* Exhibits and schedules omitted pursuant to Item 601(a)(5) of Regulation S-K.
† Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
# Indicates management contract or compensatory plan.
** These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing
ITEM 16 - FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 4, 2021

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski
Chief Executive Officer
KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Domzalski and Andrew Saik, and each of them, his or her attorney-in-fact and agent, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her or their substitute or substitutes, may do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ David Domzalski	Director and Chief Executive Officer (Principal Executive Officer)	March 4, 2021
David Domzalski

/s/ Andrew Saik	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2021
Andrew Saik

/s/ Sharon Barbari	Director	March 4, 2021
Sharon Barbari

/s/ Steven Basta	Director	March 4, 2021
Steven Basta

/s/ Rex Bright	Director	March 4, 2021
Rex Bright

/s/ Anthony Bruno	Director	March 4, 2021
Anthony Bruno

/s/ Patrick LePore	Director	March 4, 2021
Patrick LePore

/s/ Elisabeth Sandoval	Director	March 4, 2021
Elisabeth Sandoval