Form 10-K/A
period 2020-12-31
VYNE Therapeutics Inc.
filed 2021-04-20
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
(800) 775-7936
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
As of April 15, 2021, there were 51,386,596 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

VYNE THERAPEUTICS INC.
FORM 10-K
EXPLANATORY NOTE
VYNE Therapeutics Inc. is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that was filed with the Securities and Exchange Commission (“SEC”) on March 4, 2021 (the “Original Form 10-K”) for the sole purpose of including certain of the information required by Part III of Form 10-K. As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications included herein. Except as explicitly set forth herein, this Form 10-K/A does not purport to modify or update the disclosures in, or exhibits to, the Original Form 10-K or to update the Original Form 10-K to reflect events occurring after the date of such filing.

PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following table sets forth information regarding our executive officers and members of our Board of Directors (the "Board") as of December 31, 2020:

Name	Age	Position(s)
Executive Officers and Employee Director
David Domzalski	54	President, Chief Executive Officer and Director
Andrew Saik	51	Chief Financial Officer and Treasurer
Iain Stuart, Ph.D.	48	Chief Scientific Officer
Mutya Harsch	46	Chief Legal Officer, General Counsel and Secretary
Matthew Wiley	49	Chief Commercial Officer
Non-Employee Directors
Sharon Barbari(1)(2)(3)	66	Director
Steven Basta	55	Director
Rex Bright(1)(2)	80	Director
Anthony Bruno(2)(3)	64	Director
Patrick LePore(3)	65	Lead Independent Director
Elisabeth Sandoval(1)(2)	59	Director
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominating and Corporate Governance Committee.
Executive Officers
David Domzalski is the Company’s President and Chief Executive Officer and also serves as a director. From July 2017 until March 9, 2020 (the "Closing Date"), the closing date of the merger transaction (the "Merger") between Menlo Therapeutics Inc. and Foamix Pharmaceuticals Ltd. ("Foamix"), Mr. Domzalski served as the Chief Executive Officer of Foamix. He also served as a director of Foamix beginning in January 2018. Mr. Domzalski’s tenure with Foamix began in April 2014 when he served as President of its U.S. subsidiary. Prior to that, Mr. Domzalski was the Vice President of Sales and Marketing at LEO Pharma Inc. from 2009 to 2013. Mr. Domzalski holds a B.A. in economics and political science from Muhlenberg College in Allentown, Pennsylvania. We believe Mr. Domzalski is qualified to serve on our Board given his leadership position with the Company and Foamix, and his extensive experience in operating and leadership roles in the pharmaceutical industry.
Andrew Saik is the Company’s Chief Financial Officer and Treasurer. He previously served as the Chief Financial Officer and a director of PDS Biotechnology Corporation (“PDS”), a clinical stage immuno-oncology company, from March 2019 until March 2020. Prior to joining PDS, Mr. Saik served as the Chief Financial Officer of Edge Therapeutics, Inc. (“Edge”) from October 2017 until its merger with PDS in March 2019. Prior to joining Edge, Mr. Saik served as CFO at Vertice Pharma, LLC from August 2015 until July 2017 and at Auxilium Pharmaceuticals, Inc. from August 2014 to April 2015. From February 2013 to August 2014, Mr. Saik was Senior Vice President, Finance and Treasurer at Endo Health Solutions, Inc. (“Endo”). Prior to Endo, Mr. Saik served in senior financial management roles with increasing responsibility at Valeant Pharmaceuticals International, including Senior Vice President, Finance and CFO of the Specialty Pharmaceuticals Business. Mr. Saik holds a Master of Business Administration from the University of Southern California and a Bachelor of Arts from the University of California, Los Angeles.
Iain Stuart, Ph.D. is the Company’s Chief Scientific Officer. From January 2019 until the Closing Date, Dr. Stuart served as the Chief Scientific Officer of Foamix. Dr. Stuart previously served as Foamix’s Senior Vice President of Research & Development from August 2017 to January 2019 and as Vice President of Clinical Development from October 2016 to 2017.

Prior to joining Foamix, Dr. Stuart held several positions, including Vice President of Medical Strategy and Scientific Affairs, at LEO Pharma, Inc. from 2008 to 2016. Dr. Stuart holds a Ph.D. from Glasgow Caledonian University in Scotland.
Mutya Harsch is the Company’s Chief Legal Officer, General Counsel and Secretary. From January 2019 until the Closing Date, Ms. Harsch served as the General Counsel and Chief Legal Officer of Foamix. She previously served as Foamix’s General Counsel and Senior Vice President of Legal Affairs from January 2018 to January 2019. Ms. Harsch has over 20 years of legal experience, previously holding positions as Special Counsel, Mergers & Acquisitions at Cooley LLP from 2015 to 2017 and as a corporate lawyer at Davis Polk & Wardwell from 2005 to 2015. Ms. Harsch received her J.D. and B.A. from the University of California at Berkeley.
Matthew Wiley is the Company’s Chief Commercial Officer. From November 2018 until the Closing Date, Mr. Wiley served as the Chief Commercial Officer of Foamix. Mr. Wiley has more than 20 years of commercial experience across a broad range of specialty pharmaceutical categories. Prior to joining Foamix, Mr. Wiley held several positions of increasing responsibility at Jazz Pharmaceuticals from 2012 to 2018, including as Vice President of Marketing and Business Unit Lead for the company’s sleep disorder portfolio. He holds a B.A. in English from Syracuse University.
Non-Employee Directors
Sharon Barbari has served on our Board since the Closing Date and previously served as a director of Foamix from January 2019 until the Closing Date. She is currently retired. She previously served as the Executive Vice President of Finance and Chief Financial Officer of Cytokinetics Inc. from July 2009 to July 2017, and prior to then, she served as Senior Vice President of Finance and Chief Financial Officer from September 2004 through June 2009. From September 2002 to August 2004, Ms. Barbari served as Chief Financial Officer and Senior Vice President of Finance and Administration of InterMune, Inc., a biopharmaceutical company. From January 1998 to June 2002, she served at Gilead Sciences, Inc., a biopharmaceutical company, and held several positions of increasing responsibility, including most recently as its Vice President and Chief Financial Officer. Ms. Barbari has served on the board of directors of Sonoma Pharmaceuticals, Inc. since March 2014 and the Association of Bioscience Finance Officers since 2007. Ms. Barbari received a B.S. in Accounting from San Jose State University. The Board believes that Ms. Barbari’s long career as a senior financial executive and her leadership roles in various biotechnology and pharmaceutical companies provides broad experience and knowledge of the global pharmaceutical business and industry, as well as extensive accounting expertise, to the Board and to the Company.
Steven Basta served as our President and Chief Executive Officer from September 2015 until the Closing Date and has served as a member of our Board since September 2015. Mr. Basta is currently the Chief Executive Officer of Mahana Therapeutics, a privately-held digital therapeutics company, and has served in that capacity since December 2020. From October 2011 until August 2015, Mr. Basta served as Chief Executive Officer of AlterG, a privately held medical device company. From November 2002 to February 2010, Mr. Basta served as Chief Executive Officer of BioForm Medical, a publicly listed medical aesthetics company acquired by Merz, and from February 2010 to September 2011 served as Chief Executive Officer of Merz Aesthetics, the successor to BioForm Medical. Mr. Basta is currently a board member of the publicly listed company, Viveve Medical (since September 2018) and serves as Chairman of the Board of Viveve (since January 2019). Mr. Basta previously served on the board of Carbylan Therapeutics from September 2009 to November 2016 when it was acquired by KalVista Pharmaceuticals. Mr. Basta served on the board of RF Surgical (acquired by Medtronic) from December 2013 to August 2015. Mr. Basta received a B.A. from The Johns Hopkins University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University. We believe Mr. Basta is qualified to serve on our Board because of his extensive experience in leadership and management roles at various life sciences companies.
Rex Bright has served on our Board since the Closing Date and previously served as a director of Foamix from January 2018 until the Closing Date. Mr. Bright is currently retired, but previously held chief executive officer positions in the health care industry for over 20 years. Mr. Bright was the co-founder and Chief Executive Officer of SkinMedica, a specialty pharmaceutical business that was later acquired by Allergan in 2012. Mr. Bright also held executive positions for Allergan, Johnson & Johnson and GlaxoSmithKline. Mr. Bright holds a B.A. in Business Administration and Marketing from Drury University. The Board believes that Mr. Bright’s extensive experience as an executive in the pharmaceutical industry, including in specialty pharmaceuticals, provides valuable insight of the pharmaceutical industry to the Board and to the Company.
Anthony Bruno has served on our Board since the Closing Date and previously served as a director of Foamix from November 2018 until the Closing Date. Mr. Bruno is currently retired. He previously served as a strategic consultant to Foamix from 2014 until August 2018, and to various healthcare-focused investment funds from 2011 to January 2018. He was employed at Warner Chilcott from 2000 to 2011, most recently as Executive Vice President, with responsibility for all business development activities including product acquisitions and divestitures as well as licensing agreements. Mr. Bruno also spent 16 years at Warner Lambert, holding several positions of increasing strategic responsibility. Mr. Bruno began his legal career as an associate with Shearman & Sterling. Mr. Bruno holds a B.A. in Political Science from Syracuse University, and a J.D. from The George Washington University Law School. We believe Mr. Bruno is qualified to serve on our Board given his experience as an accomplished pharmaceutical executive with broad expertise in the legal, business development, and corporate development functions within the industry, as well as significant experience in product licensing and M&A transactions.
Patrick LePore has served on our Board since September 2020 and was appointed as the lead independent director in February 2021. Mr. LePore served as Chairman, Chief Executive Officer and President of Par Pharmaceutical Companies, Inc. until its sale to affiliates of TPG Capital in 2012. He remained as chairman of the company through its sale to Endo International in 2015. He began his career with Hoffmann-LaRoche. He later founded Boron, LePore & Associates, a medical communications company, which he took public in 1997, which was sold to Cardinal Health in 2002. Mr. LePore is currently Chairman of the Board of Lannett Co. Inc., Vice Chair of Matinas BioPharma and is a trustee of Villanova University. He previously served on the boards of PharMerica and Innoviva. Mr. LePore earned a bachelor’s degree from Villanova University and a Master of Business Administration from Farleigh Dickinson University. We believe Mr. LePore is qualified to serve on our Board given his extensive experience as a senior level executive and board member for several companies in the pharmaceutical sector.
Elisabeth Sandoval has served as a member of our Board since March 2019. Ms. Sandoval currently serves as a consultant to the pharmaceutical industry. From September 2016 to April 2019, Ms. Sandoval served as the Chief Commercial Officer and Executive Vice President of Corporate Strategy of Alder Biopharmaceuticals, a public biopharmaceutical company, with primary responsibility for leading, developing and executing commercial strategy. Ms. Sandoval was also responsible for developing and leading medical affairs, investor relations, corporate communications and business development functions for Alder. Before joining Alder, Ms. Sandoval was Chief Commercial Officer for Kythera Biopharmaceuticals, a public biopharmaceutical company, where she led commercial strategy and execution, until Kythera’s acquisition by Allergan. Before Kythera, Ms. Sandoval was Vice President of Marketing for Bausch and Lomb Surgical. Prior to this position, Ms. Sandoval was Vice President of Global Marketing at Allergan. Ms. Sandoval also serves on the board of directors for Alastin Skincare, a privately held company. Ms. Sandoval began her career in research and development at Johnson & Johnson’s Ethicon division. She holds an M.B.A. from Pepperdine University and a B.S. in Biology from the University of California, Irvine. We believe that Ms. Sandoval is qualified to serve on our Board because of her extensive background working in the dermatology industry and her experience in strategic planning, business transactions, sales operations and executive leadership.
Meetings of the Board of Directors
The Board met ten times during the fiscal year ended December 31, 2020. The Audit Committee met five times, the Compensation Committee met four times and the Nominating and Corporate Governance Committee met two times. Each member of the Board attended at least 75% of the aggregate number of meetings of our Board and each committee on which such director serves. We encourage all of our directors and nominees for director to attend our annual meeting of stockholders, however attendance is not mandatory.
Corporate Governance Guidelines
The Board has documented our governance practices in our corporate governance guidelines to assure that the Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The corporate governance guidelines set forth certain practices the Board will follow with respect to Board composition, Board committees, Board nomination, director qualifications and evaluation of the Board and committees. The corporate governance guidelines and the charter for each committee of the Board may be viewed at http://https://vynetherapeutics.com/investors-media/corporate-goverance/.
Leadership Structure of the Board
Our amended and restated bylaws and corporate governance guidelines provide our Board with flexibility to designate the position of Chairman of the Board, and if so, to combine or separate the positions of Chairman of the Board and Chief Executive Officer, or to appoint a lead director in accordance with its determination that utilizing a particular structure would be in the best interests of the Company.
Our Nominating and Corporate Governance Committee evaluated our leadership structure in 2021 and subsequently recommended that the Board appoint a lead independent director. Following such recommendation and a discussion by the full Board, our Board appointed Patrick LePore as lead independent director in February 2021. The Board determined that the appointment of a lead independent director is in the best interests of the Company and its stockholders as it strengthens the Board's independence and commitment to strong governance practices.

Role of Board in Risk Oversight Process
Risk assessment and oversight are an integral part of our governance and management processes. Our Board encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings, and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the Board at regular Board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.
Committees of the Board of Directors
The Board has a standing Audit Committee, Compensation Committee and a Nominating and Corporate Governance Committee. The Board may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below.

Name	Audit	Compensation	Nominating and Corporate Governance
David Domzalski	—	—	—
Sharon Barbari	X(1)	X	X
Steven Basta	—	—	—
Rex Bright	X	X(1)	—
Anthony Bruno	—	X	X(1)
Patrick LePore	—	—	X
Elisabeth Sandoval	X	X	—
Total meetings in 2020	5	4	2
(1) Committee Chairperson
Below is a description of each committee of the Board.
Audit Committee
Our Audit Committee oversees our corporate accounting and financial reporting process. Among other matters, the Audit Committee:
•appoints our independent registered public accounting firm;
•evaluates the independent registered public accounting firm’s qualifications, independence and performance;
•determines the engagement of the independent registered public accounting firm;
•reviews and approves the scope of the annual audit and the audit fee;
•discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;
•approves the retention of the independent registered public accounting firm to perform any proposed permissible non‑audit services;
•monitors the rotation of partners of the independent registered public accounting firm on our engagement team in accordance with requirements established by the SEC;
•is responsible for reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;

•reviews our critical accounting policies and estimates; and
•reviews the Audit Committee charter and the committee’s performance at least annually.
The current members of our Audit Committee are Mses. Barbari and Sandoval and Mr. Bright, with Ms. Barbari serving as chairperson of the committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Ms. Barbari is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Under the rules of the SEC, members of the Audit Committee must also meet heightened independence standards. Our Board has determined that Mses. Barbari and Sandoval and Mr. Bright are independent under the applicable rules of the SEC and Nasdaq.
The Audit Committee operates under a written charter that satisfies the applicable standards of the rules of the SEC and Nasdaq. A copy of the Audit Committee charter is available to security holders on our website at https://vynetherapeutics.com/investors-media/corporate-goverance/.
Compensation Committee
Our Compensation Committee oversees policies and makes determinations relating to compensation and benefits of our current and prospective officers, directors and employees. The Compensation Committee periodically evaluates the performance of our Company, and where appropriate, our officers, in light of the goals and objectives it has established, and determines and approves, or may recommend to the Board to approve, the bonus award, if any, payable to these officers. The Compensation Committee may establish compensation and make bonus awards to our chief executive officer directly or may make recommendations to the Board regarding compensation and bonus awards payable to our chief executive officer. Our Compensation Committee also reviews director compensation and makes recommendations to the Board regarding director compensation. The Compensation Committee also reviews and approves or makes recommendations to our Board regarding the issuance of stock options and other awards under our stock plans. The Compensation Committee will periodically review and evaluate the performance of the Compensation Committee and its members, including compliance by the Compensation Committee with its charter.
The current members of our Compensation Committee are Messrs. Bright and Bruno and Mses. Barbari and Sandoval, with Mr. Bright serving as the chairperson of the committee. Our Board has determined that each of Messrs. Bright and Bruno and Mses. Barbari and Sandoval is independent under the applicable rules and regulations of Nasdaq and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.
Our executive officers submit proposals to the Board and the Compensation Committee regarding our executive compensation. Our Chief Executive Officer also annually reviews the performance of each executive officer and makes recommendations regarding their compensation. The Compensation Committee considers those recommendations in determining base salaries, adjustments to base salaries, annual cash bonus program targets and awards and equity awards, if any, for the executive officers and other members of senior management.
In 2020, the Compensation Committee retained the services of FW Cook to advise the committee on compensation adjustments for the 2020 calendar year as well as adjustments for 2021. The Compensation Committee has evaluated the independence of its outside advisors, including outside compensation advisor and legal counsel, considering the independence factors specified in the listing requirements of Nasdaq and concluded their work for the Compensation Committee does not raise any conflicts of interest.
The Compensation Committee operates under a written charter that satisfies the applicable standards of the rules of the SEC and Nasdaq. A copy of the Compensation Committee charter is available to security holders on our website at https://vynetherapeutics.com/investors-media/corporate-goverance/.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee is responsible for making recommendations to our Board regarding candidates for directorships and the size and composition of our Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance policies and reporting and making recommendations to our Board concerning governance matters.

The current members of our Nominating and Corporate Governance Committee are Messrs. Bruno and LePore and Ms. Barbari, with Mr. Bruno serving as the chairperson of the committee. Our Board has determined that each of Messrs. Bruno and LePore and Ms. Barbari is an independent director under the applicable rules and regulations of Nasdaq relating to nominating and corporate governance committee independence. From March 2020 until November 2020, Mr. Basta served as a member of the committee to provide an orderly transition in the Board’s governance following the Merger. Mr. Basta served as the Chief Executive Officer of the Company until the Closing Date and is therefore not independent under the applicable rules. However, pursuant to Nasdaq Rule 5605(e)(3), Mr. Basta was selected to serve on the Nominating and Corporate Governance Committee in March 2020 because the Board determined that Mr. Basta’s membership on the Nominating and Corporate Governance Committee, in this limited circumstance, was warranted and in the best interests of the Company and its stockholders because he would be able to provide substantial insight and guidance on corporate governance matters, director composition and succession planning given his former position as Chief Executive Officer of the Company and his many years of experience in the life sciences industry. During Mr. Basta’s service on the committee, the Nominating and Corporate Governance Committee was composed of two independent directors in addition to Mr. Basta and Mr. Basta was neither an executive officer nor employee of the Company at the time of his appointment to the Nominating and Corporate Governance Committee, nor a family member of any executive officer of the Company. On November 4, 2020, Mr. Basta transitioned off of the committee and the Board elected to add Mr. LePore, who qualifies as an independent director under applicable Nasdaq rules and regulations.
The Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the Nominating and Corporate Governance Committee charter is available to security holders on our website at https://vynetherapeutics.com/investors-media/corporate-goverance/.
Our Nominating and Corporate Governance Committee is responsible for reviewing with the Board, on an annual basis, the appropriate characteristics, skills and experience required for the Board as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the Nominating and Corporate Governance Committee, in recommending candidates for election, and the Board, in approving (and, in the case of vacancies, appointing) such candidates, may take into account many factors, including but not limited to the following:
•the candidate’s experience in corporate management, such as serving as an officer or former officer of a publicly held company;
•the candidate’s experience as a board member of another publicly held company;
•the candidate’s professional and academic experience relevant to the Company’s industry;
•the strength of the candidate’s leadership skills;
•the candidate’s experience in finance and accounting and/or executive compensation practices; and
•whether the candidate has the time required for preparation, participation and attendance at Board meetings and committee meetings, if applicable.
Currently, our Nominating and Corporate Governance Committee and Board evaluate each individual in the context of the Board as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas. The Nominating and Corporate Governance Committee will consider individuals who are properly proposed by stockholders to serve on the Board in accordance with laws and regulations established by the SEC and the Nasdaq listing requirements, our bylaws and applicable corporate law, and make recommendations to the Board regarding such individuals based on the established criteria for members of our Board. The Nominating and Corporate Governance Committee may consider in the future whether we should adopt a more formal policy regarding stockholder nominations.

For a stockholder to make any nomination for election to the Board at an annual meeting, the stockholder must provide us with notice, which notice must be delivered to, or mailed and received at, our principal executive offices not less than 90 days and not more than 120 days prior to the one-year anniversary of the preceding year’s annual meeting; provided, however, that if the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, the stockholder’s notice must be delivered, or mailed and received, not later than 90 days prior to the date of the annual meeting or, if later, the 10th day following the date on which public disclosure of the date of such annual meeting is made. Further updates and supplements to such notice may be required at the times, and in the forms, required under our bylaws. As set forth in our bylaws, submissions must include the name and address of the proposed nominee, information regarding the proposed nominee that is required to be disclosed in a proxy statement or other filings in a contested election pursuant to Section 14(a) under the Exchange Act, information regarding the proposed nominee’s indirect and direct interests in shares of our common stock, and a completed and signed questionnaire, representation and agreement of the proposed nominee. Our bylaws also specify further requirements as to the form and content of a stockholder’s notice. We recommend that any stockholder wishing to make a nomination for director review a copy of our bylaws, as amended and restated to date, which is available, without charge, from our corporate secretary, at 520 U.S. Highway 22, Suite 204, Bridgewater, New Jersey 08807.

Stockholder Communications with the Board of Directors
The Board will consider any written or electronic communication from our stockholders to the Board, a committee of the Board or any individual director. Any stockholder who wishes to communicate to the Board, a committee of the Board or any individual director should submit written or electronic communications to our corporate secretary at our principal executive offices, which shall include contact information for such stockholder. All communications from stockholders received shall be forwarded by our secretary to the Board, a committee of the Board or an individual director, as appropriate, on a periodic basis, but in any event no later than the Board’s next scheduled meeting. The Board, a committee of the Board, or individual directors, as appropriate, will consider and review carefully any communications from stockholders forwarded by our secretary.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website at https://vynetherapeutics.com/investors-media/corporate-goverance/. Any amendments to the code, or any waivers of its requirements, will be disclosed on our website. The reference to our web address does not constitute incorporation by reference of the information contained at or available through our website.
Delinquent Section 16(a) Reports
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
To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, furnished to us or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2020, all filing requirements applicable to our executive officers, directors and beneficial owners of more than 10% of our common stock under the Exchange Act were met in a timely manner, except that on June 11, 2020, Perceptive Advisors LLC filed an Initial Statement of Beneficial Ownership of Securities on Form 3 later than the time prescribed by the SEC.
Prohibition on Margin Accounts and Hedging and Similar Transactions
Our employees and directors are subject to an insider trading policy that, among other things, prohibits them from holding Company securities in a margin account or pledging Company securities as collateral for a loan. In addition, our insider trading policy prohibits employees and directors from engaging in put or call options, short selling, or similar hedging activities involving our stock. We prohibit these transactions because they may reduce the individual’s incentive to improve our performance, focus the individual on short-term performance at the expense of long-term objectives, and misalign the individual’s interests with those of our stockholders generally.

ITEM 11 - EXECUTIVE COMPENSATION
The following is a discussion of compensation arrangements of our named executive officers, or NEOs. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.
Our NEOs for the year ended December 31, 2020 were:
•David Domzalski, President and Chief Executive Officer;
•Steven Basta, former President and Chief Executive Officer;
•Andrew Saik, Chief Financial Officer and Treasurer; and
•Mutya Harsch, Chief Legal Officer, General Counsel and Secretary.
Summary Compensation Table
The following table sets forth the compensation information for our NEOs for the years ended December 31, 2020 and 2019. Mr. Domzalski and Ms. Harsch were executives of Foamix prior to the Merger and were appointed as executives of the Company as of the Closing Date. Mr. Saik was appointed as the Company's Chief Financial Officer on March 23, 2020. Mr. Basta was terminated from his position as President and Chief Executive Officer of the Company effective as of the Closing Date.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total Compensation ($)
David Domzalski	2020	500,500	277,200	1,326,000	756,908	11,400	2,872,008
President and Chief Executive Officer	2019	—	—	—	—	—	—
Steven Basta	2020	118,048	64,926	—	—	1,431,968	1,614,942
Former President and Chief Executive Officer	2019	598,000	305,877	974,304	—	—	1,878,181
Andrew Saik	2020	309,722	112,500	644,000	470,315	—	1,536,537
Chief Financial Officer and Treasurer	2019	—	—	—	—	—	—
Mutya Harsch	2020	318,669	117,662	292,500	166,965	11,400	907,196
Chief Legal Officer, General Counsel and Secretary	2019	—	—	—	—	—	—

(1)For Mr. Domzalski and Ms. Harsch, this amount reflects base salary paid from the Closing Date through December 31, 2020. For Mr. Basta, the amount for 2020 reflects his base salary paid from January 1, 2020 through the Closing Date. For Mr. Saik, this amount reflects base salary paid from his commencement of employment on March 23, 2020 through December 31, 2020.
(2)For Mr. Domzalski and Ms. Harsch, this amount reflects a cash bonus payment for the full year ended December 31, 2020. For Mr. Basta, this amount reflects his pro rata cash bonus payment for 2020 for his services from January 1, 2020 through the Closing Date. For Mr. Saik, this amount reflects a pro rata cash bonus payment in respect of his performance from March 23, 2020, his first day with the Company, through December 31, 2020.
(3)Represent the grant date fair value of the restricted stock units and stock options granted by the Company to our named executive officers during 2020 and 2019 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value are set forth in Note 13 to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021.

(4)For Mr. Domzalski and Ms. Harsch, this amount consists of employer contributions to each individual's 401(k) plan. For Mr. Basta, this amount includes a severance payment in the amount of one and a half times (1.5x) the sum of his annual base salary and target bonus, plus the value of health and welfare benefit continuation for eighteen (18) months following Mr. Basta's departure from the Company on the Closing Date, pursuant to his Offer Letter.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth all outstanding equity awards held by each of the named executive officers as of December 31, 2020.

		Option Awards(1)				Share Awards(1)
Name	Vesting Commencement Date (2)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested (3)($)
David Domzalski	6/9/2014	8,440	—	17.76	6/9/2024	—	—
	11/10/2015	106,600	—	15.88	11/10/2025	—	—
	3/1/2016	27,009	—	13.44	3/1/2026	—	—
	2/21/2017	30,121	2,005	22.72	2/21/2027	668	4,222
	8/8/2017	119,863	27,660	12.80	8/8/2027	6,912	43,684
	5/8/2018	21,724	9,870	11.28	5/8/2028	3,287	20,774
	1/1/2019	33,676	43,296	8.40	1/1/2029	18,553	117,255
	2/24/2020	—	108,446	8.96	2/24/2030	46,477	293,735
	5/6/2020	—	169,999	7.80	5/6/2030	170,000	1,074,400

Steven Basta(4)	2/2/2016	89,411	—	7.34	2/2/2026	—	—
	8/24/2017	21,227	—	19.31	8/24/2027	—	—
	5/3/2018	53,212	—	33.96	5/3/2028	—	—
	12/10/2018	35,475	—	22.04	12/10/2028	—	—
	3/19/2020	—	11,250	10.68	3/19/2030	—	—
	8/3/2020	1,407	4,218	6.88	8/3/2020	—	—

Andrew Saik	3/23/2020	—	24,999	12.52	3/23/2030	12,500	79,000
	5/6/2020	—	62,499	7.80	5/6/2030	62,500	395,000

Mutya Harsch	2/27/2018	15,476	7,031	14.12	2/27/2028	3,513	22,202
	1/1/2019	13,847	17,797	8.40	1/1/2029	7,626	48,196
	2/24/2020	—	43,378	8.96	2/24/2030	18,590	117,489
	5/6/2020	—	37,499	7.80	5/6/2030	37,500	237,000
(1)On April 3, 2020, the equity awards issued to Mr. Domzalski and Ms. Harsch prior to the Closing Date in respect of services rendered as executives of Foamix were proportionately adjusted to reflect the final exchange ratio in the Merger, following the conversion of the contingent stock rights. Accordingly, the number of shares underlying the Foamix options and restricted stock units that were assumed by the Company in the Merger were multiplied by 1.8006, and the exercise price for each Foamix option was divided by 1.8006.
(2)These equity awards vest over a four year period, with 25% vesting on the first anniversary of the last day of the quarter in which the grant was made, and 6.25% every quarter thereafter.
(3) The market value is based on the closing price of our common stock on December 31, 2020.

(4)Any unvested options granted to Mr. Basta prior to the Closing Date were accelerated as of the Closing Date. The options granted on March 19, 2020, which were granted in respect of his appointment to the Board following the Merger, will vest and become exercisable as to 1/3rd of the shares subject to the option on each annual anniversary of the date of grant, subject to continued service on the Board. The options granted on August 3, 2020, which were granted in respect of his service on the Board, vest over a 12 month period in equal, quarterly installments, subject to continued service on the Board.

Compensation Arrangements with Named Executive Officers
We have entered into agreements with each of our named executive officers in connection with his or her employment with us. These agreements set forth the terms and conditions of employment of each NEO, including base salary, initial equity award grants and standard employee benefit plan participation. Our Board or the Compensation Committee reviews each NEO’s base salary and other compensation from time to time to ensure compensation adequately reflects the NEO’s qualifications, experience, role and responsibilities. The following summaries of the compensation arrangements do not purport to be complete and are qualified in their entirety by reference to each agreement. The agreements with Mr. Saik and Ms. Harsch will be filed with the Company's quarterly report for the period ended March 31, 2021.
David Domzalski, President and Chief Executive Officer
The terms of Mr. Domzalski’s employment are governed by his Offer Letter, dated as of March 25, 2020. Under his Offer Letter, Mr. Domzalski’s annualized base salary for 2020 was $616,000, which was increased to $637,560 in February 2021 by the Compensation Committee. Mr. Domzalski is also eligible to receive an annual cash target bonus of up to 60% of his base salary, up to the maximum bonus opportunity allowable under the applicable annual bonus plan or program in effect from time to time (such maximum bonus opportunity currently being 200% of the target bonus), subject to the achievement of both personal and Company performance criteria determined by the Board or the Compensation Committee. For 2020, Mr. Domzalski's eligibility to receive his target bonus was subject to the following key performance criteria: (i) the achievement of certain product development objectives, including reaching launch forecasts for AMZEEQ and obtaining NDA approval for ZILXI; (ii) the achievement of certain pipeline objectives, including obtaining successful Phase 3 results for serlopitant for the treatment of prurigo nodularis and Phase 2 results for FCD105 for the treatment of acne vulgaris; (iii) the achievement of certain organizational objectives, including the successful completion of the merger between Menlo Therapeutics and Foamix and the integration of the two companies; and (iv) the achievement of certain financial objectives, including managing operations within the Board-approved operating plan (collectively, the "2020 Performance Assessment"). Based on the 2020 Performance Assessment, the Compensation Committee approved a cash bonus for Mr. Domzalski in the amount of $277,200, representing 75% of his target bonus for 2020.
On May 6, 2020, the Company granted Mr. Domzalski 170,000 restricted stock units and 170,000 stock options with an exercise price of $7.80 per share. These awards are scheduled to vest over four years, with 25% vesting on June 30, 2021 and 6.25% every three months thereafter, ending on June 30, 2024.
Mr. Domzalski's Offer Letter provides that if Mr. Domzalski’s employment is terminated by the Company without Cause or he resigns for Good Reason (each as defined below), then, subject to his execution and non-revocation of a release of claims, Mr. Domzalski will be entitled to receive (i) a severance payment equal to 100% of his annual base salary then in effect, (ii) continued participation in medical benefit plans at active employee rates for 12 months following the date of termination and (iii) full accelerated vesting of all of outstanding and unvested stock options and restricted stock units on the date of termination, with such stock options remaining exercisable for 90 days following the date of termination.
If Mr. Domzalski’s employment is terminated by the Company without Cause or he resigns for Good Reason, in each case, within 12 months following a Change in Control (as defined in the 2019 Equity Incentive Plan), then, subject to his execution and non-revocation of a release of claims, Mr. Domzalski will be entitled to receive (i) a severance payment equal to 1.5 times the sum of his base salary and target bonus for the year of termination, (ii) a prorated target annual bonus payment for the year of termination, (iii) continued participation in medical benefit plans at active employee rates for 18 months following the date of termination and (iv) full accelerated vesting of all of outstanding and unvested stock options and restricted stock units on the date of termination, with such stock options remaining exercisable for 90 days following the date of termination.
For purposes of Mr. Domzalski's Offer Letter:
"Cause" means (1) the executive’s commission of an act of fraud or dishonesty in the course of his employment hereunder; (2) the executive’s indictment, conviction or entering of a plea of nolo contendere for a crime constituting a felony; (3) the executive’s gross negligence or willful misconduct in connection with his employment; (4) the executive’s willful and continued failure to substantially perform his duties; (5) the executive’s breach of any of the restrictive covenants; or (6) a material breach of this agreement or any other agreement, plan or arrangement by and between the executive and the Company or any of its subsidiaries and affiliates or any policy of the Company or any of its subsidiaries and affiliates by the executive.
"Good Reason" means (i) a material diminution in the executive’s base salary or target bonus (provided that failure to earn a bonus equal to or in excess of the target bonus by reason of failure to achieve applicable performance goals shall not be deemed Good Reason); (ii) a material diminution of the executive’s position, responsibilities, duties or authorities from those in effect as of the effective date; (iii) any change in reporting structure such that the executive is required to report to someone other than the Board; (iv) any material breach by the Company of its obligations under this agreement; or (v) a change in the executive’s primary work location that increases the executive’s commute by more than 50 miles. Executive shall provide notice of the existence of the Good Reason condition within 30 days of the date executive learns of the condition, and the Company shall have a period of thirty 30 days during which it may remedy the condition, and in case of full remedy such condition shall not be deemed to constitute Good Reason.
Steven Basta, Former President and Chief Executive Officer
The compensation paid to Mr. Basta, our former President and Chief Executive Officer, reflects the terms of his Offer Letter, dated as of August 15, 2017, as amended on May 3, 2018, as well as his Separation Agreement, effective as of March 9, 2020. The Merger qualified as a "change in control" under Mr. Basta's Offer Letter. Accordingly, upon his termination, he became entitled to a lump sum payment equal to one and a half times (1.5x) the sum of his annual base salary and target bonus, a pro-rata target bonus for the year of termination and eighteen (18) months of Company-paid COBRA premiums.
In addition, the restricted stock units held by Mr. Basta were accelerated on December 11, 2019 in order to mitigate potential negative tax consequences to the Company and Mr. Basta under Sections 280G and 4999 of the Internal Revenue Code. The stock options held by Mr. Basta prior to the Closing Date were accelerated on the Closing Date. Such options will remain outstanding and exercisable until the earlier to occur of (a) the first anniversary of the date upon which Mr. Basta no longer serves on the Board, if his service is terminated within twelve months of the Closing Date, (b) the expiration of the relevant exercise period under the applicable option agreement if his service is terminated after March 9, 2021 or (c) the original expiration date of the applicable option.
Andrew Saik, Chief Financial Officer and Treasurer
The terms of Mr. Saik's employment are governed by his Offer Letter, dated as of April 7, 2021. Under his Offer Letter, Mr. Saik's annual base salary for 2020 was $400,000, pro-rated for his starting date of March 23, 2020. In February 2021, the Compensation Committee approved an increase to Mr. Saik's annual base salary to $410,500. Mr. Saik is also eligible to receive an annual cash bonus with a target amount equal to 50% of his annual base salary. His eligibility for such annual bonus, and the amount of such annual bonus, will be subject to his achievement of performance targets and milestone criteria, as determined by the Chief Executive Officer, in accordance with our current general bonus plan. Based on the 2020 Performance Assessment, the Compensation Committee approved a cash bonus for Mr. Saik in the amount of $112,500, representing 75% of his target bonus for 2020, pro-rated for his start date of March 23, 2020.
On March 23, 2020, Mr. Saik was granted an initial equity award of 12,500 restricted stock units and 25,000 stock options with an exercise price of $12.52 per share. These awards are scheduled to vest over four years, with 25% vesting on March 31, 2021 and 6.25% every three months thereafter, ending on March 31, 2024. In addition, on May 6, 2020, the Company granted Mr. Saik 62,500 restricted stock units and 62,500 stock options with an exercise price of $7.80 per share. These awards are scheduled to vest over four years, with 25% vesting on June 30, 2021 and 6.25% every three months thereafter, ending on June 30, 2024.
The Offer Letter provides that, in the event of a termination of his employment without Cause (as defined in the 2019 Equity Incentive Plan), subject to Mr. Saik’s execution and non-revocation of a release of claims, Mr. Saik will receive (i) a lump sum severance payment equal to 75% of his base salary then in effect and (ii) continued medical plan coverage at active employee rates for nine (9) months following the date of termination, provided that the Company’s obligation under clause (ii) shall terminate on the earlier of (x) the date on which he enrolls in a group health plan offered by another employer and (y) the date on which he is no longer eligible for continuation coverage under COBRA.
In addition, if Mr. Saik's employment is terminated by the Company without Cause or he terminates his employment with Good Reason within the twelve month period after a Change of Control (as defined in the 2019 Equity Incentive Plan), he will be entitled to receive a change of control payment equal to (i) one times (1.0x) the sum of his then current base salary plus his target bonus, (ii) his pro rata target bonus for the year of termination, and (iii) continued healthcare plan coverage at active employee rates for twelve (12) months following the date of termination, provided that the Company’s obligation under clause (iii) shall terminate on the earlier of (x) the date on which he enrolls in a group health plan offered by another employer and (y) the date on which he is no longer eligible for continuation coverage under COBRA. In addition, in the event of such a termination, all of Mr. Saik’s unvested stock options and restricted stock units will become fully vested.
For purposes of Mr. Saik’s Offer Letter, “Good Reason” means: (i) a material reduction in base salary; (ii) a material reduction in target annual bonus opportunity; (iii) a relocation of principal place of employment by more than twenty-five (25) miles provided that such relocation increases the daily commute; or (iv) an adverse change in position, including title, reporting relationship(s), authority, duties or responsibilities; all of the above without consent.
Mr. Saik’s Offer Letter also contains customary confidentiality, non-competition and non-solicitation covenants.
Mutya Harsch, Chief Legal Officer, General Counsel and Secretary
The terms of Ms. Harsch’s employment are governed by her Offer Letter, dated as of April 7, 2021. Ms. Harsch’s annualized base salary for 2020 was $392,208, which was increased to $405,935 in February 2021 by the Compensation Committee. Ms. Harsch is also eligible to receive an annual target bonus of up to 40% of her annual base salary. Her eligibility for such annual target bonus, and the amount of such annual target bonus, will be subject to her achievement of performance targets and milestone criteria, as determined by the Chief Executive Officer, in accordance with our current general bonus plan. Based on the 2020 Performance Assessment, the Compensation Committee approved a cash bonus for Ms. Harsch in the amount of $117,662, representing 75% of her target bonus for 2020.
On May 6, 2020, the Company granted Ms. Harsch 37,500 restricted stock units and 37,500 stock options with an exercise price of $7.80 per share. These awards are scheduled to vest over four years, with 25% vesting on June 30, 2021 and 6.25% every three months thereafter, ending on June 30, 2024.
The Offer Letter provides that, in the event of a termination of her employment without Cause (as defined in the 2019 Equity Incentive Plan), subject to Ms. Harsch’s execution of a release of claims, Ms. Harsch will receive (i) a lump sum severance payment equal to 75% of her base salary then in effect and (ii) continued healthcare plan coverage at active employee rates for nine (9) months following the date of termination, provided that the Company’s obligation under clause (ii) shall terminate on the earlier of (x) the date on which she enrolls in a group health plan offered by another employer and (y) the date on which she is no longer eligible for continuation coverage under COBRA.
In addition, if Ms. Harsch's employment is terminated by the Company without Cause or she terminates her employment with Good Reason within the twelve month period after a Change of Control (as defined in the 2019 Equity Incentive Plan), she will be entitled to receive a change of control payment equal to (i) one times (1.0x) the sum of her then current base salary plus her target bonus, (ii) her pro rata target bonus for the year of termination, and (iii) continued healthcare plan coverage at active employee rates for twelve (12) months following the date of termination, provided that the Company’s obligation under clause (iii) shall terminate on the earlier of (x) the date on which she enrolls in a group health plan offered by another employer and (y) the date on which she is no longer eligible for continuation coverage under COBRA. In addition, in the event of such a termination, all of Ms. Harsch’s unvested stock options and restricted stock units will become fully vested.
For purposes of Ms. Harsch’s Offer Letter, “Good Reason” means: (i) a material reduction in base salary; (ii) a material reduction in target annual bonus opportunity; (iii) a relocation of principal place of employment by more than twenty-five (25) miles provided that such relocation increases the daily commute; or (iv) an adverse change in position, including title, reporting relationship(s), authority, duties or responsibilities; all of the above without consent.
Ms. Harsch’s Offer Letter also contains customary confidentiality, non-competition and non-solicitation covenants.
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
Employee Benefits and Perquisites
All of our full‑time employees, including our NEOs, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits, medical and dependent care flexible spending accounts, short‑term and long‑term disability insurance and life insurance. In addition, all of our employees are eligible to participate in our Employee Share Purchase Plan, which allows them to purchase shares of our common stock at a 15% discount to prevailing market prices, subject to certain terms and conditions. We do not provide our NEOs with perquisites or other personal benefits, other than the retirement, health and welfare benefits that apply uniformly to all of our employees.
Director Compensation
Set forth below is a summary of the compensation paid to the non-executive members of the Board during 2020. In addition, our Compensation Committee approved adjustments to our director compensation program for 2021. A summary of these changes is set forth below.
Initial Equity Grants. During 2020, each non-employee director who joined the Board received an initial grant of options to purchase 45,000 (or 11,250 as adjusted for the reverse stock split) shares of our common stock. In February 2021, our Compensation Committee approved an adjustment to our director compensation program to increase the equity awards for director compensation such that each non-employee director who joins the Board will receive options to purchase 41,000 shares of our common stock, representing two times (2x) the annual grant described below. The options will vest and become exercisable as to 1/3rd of the shares on each anniversary of the date of grant, subject to the director's continued service to the Company through each applicable vesting date.
Annual Retainers. Each of our non-employee directors receives an annual cash retainer of $40,000, payable quarterly. During 2020, each non-employee director who had served as a director on our Board or on the Board of Foamix for at least six months received an annual retainer for service in such capacity, consisting of options to purchase common stock, which vest quarterly over one year. On the date of our 2020 annual meeting of stockholders, our non-executive directors were granted options to purchase 22,500 (or 5,625 as adjusted for the reverse stock split) shares of our common stock. In February 2021, our Compensation Committee approved an adjustment to our director compensation program such that each non-executive director who has served as a director on our Board for at least six months will be granted options to purchase 20,500 shares of our common stock on the date of our annual meeting of stockholders. The options will vest over a 12 month period in equal, monthly installments. In addition to the annual cash retainer set forth above, each of our non-employee directors receive fees for their service as a member or chair of a committee of our Board as set forth in the table below:

	2020		2021
Additional annual retainer fees for service as a member or chair of the following committees (with chair fees inclusive of fees for service as a member):	Member	Chair	Member	Chair
Audit Committee	$8,000	$16,000	$10,000	$20,000
Compensation Committee	$6,000	$12,000	$7,500	$15,000
Nominating and Corporate Governance Committee	$4,000	$8,000	$5,000	$10,000

In addition, if a non-employee director is appointed to serve in a leadership position on the Board, he or she will be entitled to receive additional annual cash compensation of $40,000 for a non-employee chair or $25,000 for a lead independent director. In February 2021, Mr. LePore was appointed to serve as the Company’s lead independent director and is entitled to receive an additional annual cash retainer of $25,000 for his service.
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

Our director compensation policy was adopted by our Compensation Committee in consideration of a number of factors, including its assessment of a director compensation report from FW Cook, which our Compensation Committee engaged to prepare a competitive assessment of non-employee director compensation. The FW Cook report delivered to our Compensation Committee in February 2021 recommended a director compensation program based on the median of a comparator group.
Following the Closing Date, the Company issued options to purchase 11,250 shares of common stock to each of Mses. Barbari and Sandoval and Messrs. Basta, Bright and Bruno. The options have an exercise price of $10.68 and vest and become exercisable as to 1/3rd of the shares on each anniversary of the date of grant, subject to the director's continued service to the Company through each applicable vesting date. In addition, each of the foregoing directors was issued options to purchase 5,625 shares of our common stock on August 3, 2020, the date of our 2020 annual meeting of stockholders. These options have an exercise price of $6.88 and vest over a 12 month period in equal, quarterly installments, ending August 3, 2021.
Mr. LePore joined the Board on September 10, 2020 and received an initial equity grant of options to purchase 11,250 shares of our common stock with an exercise price of $5.84. The options will vest and become exercisable as to 1/3rd of the shares on each anniversary of the date of grant, subject to Mr. LePore's continued service to the Company through each applicable vesting date.
The vesting of each stock option held by our non-employee directors will accelerate in full upon a change in control.
We also reimburse all of our non-employee directors for all reasonable and customary business expenses in accordance with company policy.
Prior to the Closing Date, the members of our Board were Steven Basta, Paul Berns, Ted Ebel, David McGirr, Elisabeth Sandoval and Scott Whitcup. All awards held by the foregoing individuals in respect of their service to the Company were accelerated as of the Closing Date in accordance with the terms of their awards. Messrs. McGirr, Berns, Ebel and Whitcup resigned from the Board on the Closing Date and any options not exercised as of March 9, 2021 were forfeited.
Director Compensation Table
The following table sets forth information for the fiscal year ended December 31, 2020 regarding the compensation awarded to, earned by or paid to our non‑executive directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total Compensation ($)
Sharon Barbari(2)	$53,704	$97,148	$150,852
Steven Basta(2)	$35,803	$97,148	$132,951
Rex Bright(2)	$48,822	$97,148	$145,970
Anthony Bruno(2)	$43,940	$97,148	$141,088
Patrick LePore(3)	$12,384	$39,015	$51,399
Elisabeth Sandoval(4)	$52,660	$97,148	$149,808
Paul Berns(5)	$9,857	—	$9,857
Ted Ebel(5)	$11,374	—	$11,374
David McGirr(5)	$11,753	—	$11,753
Scott Whitcup(5)	$9,099	—	$9,099
Stanley Hirsch(6)	—	—	—

(1) Represent the grant date fair value of the stock options granted by the Company to our directors during 2020 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value are set forth in Note 13 to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021.
(2) Joined the Board as a non-executive director on the Closing Date. Accordingly, fees earned or paid in cash represents payments from March 9, 2020 through December 31, 2020.
(3) Joined the Board on September 10, 2020. Accordingly, fees earned or paid in cash represents payments from September 10, 2020 through December 31, 2020.
(4) Fees earned or paid in cash includes payments for the full year ended December 31, 2020.

(5) Resigned from the Board on the Closing Date. Accordingly, fees earned or paid in cash represents payments from January 1, 2020 through March 9, 2020.
(6) Dr. Hirsch was appointed to the Board on the Closing Date but subsequently resigned due to personal reasons on April 9, 2020. However, he remained as a director of the Company’s Israeli subsidiary until March 9, 2021 to assist with integration activities following the Merger and our corporate restructuring. For services rendered as a director of the Israeli subsidiary, Dr. Hirsch received $48,000, paid in equal quarterly installments. In addition, all options that were unvested as of March 9, 2021 were accelerated as of that date. All unexercised stock options expire on June 7, 2021.
As of December 31, 2020, our non-employee directors held the following equity awards:

Name	Shares Underlying Outstanding Options(1)	Shares Underlying Outstanding RSUs(1)
Sharon Barbari	20,367	—
Steven Basta	216,200	—
Rex Bright	89,380	—
Anthony Bruno	16,875	597
Patrick LePore	11,250	—
Elisabeth Sandoval	28,124	—
(1)On April 3, 2020, the equity awards issued to Ms. Barbari and Messrs. Bright and Bruno prior to the Closing Date in respect of services rendered as directors of Foamix prior to the Merger were proportionately adjusted to reflect the final fixed exchange ratio in the Merger, following the conversion of the contingent stock rights. Accordingly, the number of shares underlying the Foamix options and restricted stock units that were held by each of them prior to the Merger that was assumed by the Company in the Merger was multiplied by the fixed exchange ratio of 1.8006, and the exercise price for each Foamix option was divided by 1.8006.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth information relating to the beneficial ownership of our common stock as of March 31, 2021, by:
•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
•each of our directors;
•each of our named executive officers; and
•all of our current directors and executive officers as a group.
The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after March 31, 2021 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.
The percentage of shares beneficially owned is computed on the basis of 51,386,596 shares of our common stock outstanding as of March 31, 2021. Shares of our common stock that a person has the right to acquire within 60 days after March 31, 2021 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o VYNE Therapeutics Inc., 520 U.S. Highway 22, Suite 204, Bridgewater, NJ 08807.

Name of Beneficial Owner	Number of Shares Owned and Nature of Beneficial Ownership	Percent of Class
5% and Greater Stockholders:
Perceptive Advisors LLC(1)	6,773,954	13.2%
BlackRock, Inc.(2)	2,997,191	5.8%
Named Executive Officers and Directors:
David Domzalski(3)	483,729	1.0%
Steven Basta(4)	341,425	*
Andrew Saik(5)	18,614	*
Mutya Harsch(6)	62,175	*
Sharon Barbari(7)	30,211	*
Rex Bright(8)	79,870	*
Anthony Bruno(9)	41,732	*
Patrick LePore(10)	25,000	*
Elisabeth Sandoval(11)	19,218	*
All current directors and executive officers as a group (11 persons)(12)	1,242,363	2.0%
* Indicates beneficial ownership of less than 1% of the total outstanding common stock.
(1)The information reported is based on information contained in the Schedule 13G/A filed with the SEC on February 16, 2021. As reported in the 13G/A, (i) Perceptive Life Sciences Master Fund, Ltd. (the “Master Fund”) directly holds 6,773,954 shares, (ii) Perceptive Advisors LLC (“Perceptive Advisors”) serves as the investment manager to the Master Fund and may be deemed to beneficially own the shares directly held by the Master Fund, (iii) Joseph Edelman is the managing member of Perceptive Advisors and may be deemed to beneficially own the securities directly held by the Master Fund and (iv) the business address of each of Master Fund, Perceptive Advisors and Mr. Edelman is 51

Astor Place, 10th Floor, New York, NY 10003. The amount included in this line does not include a warrant exercisable for 247,582 shares as such warrant is not currently exercisable.
(2)The information reported is based on information contained in the Schedule 13G filed with the SEC on February 2, 2021. The Schedule 13G provides that (i) BlackRock is a parent holding company or control person and (ii) BlackRock, through its subsidiaries identified therein, held in the aggregate 2,997,191 shares of the Company. The business address for BlackRock, Inc. is 55 East 52nd Street New York, NY 10055.
(3)Includes 91,173 shares of common stock and 392,556 shares of common stock underlying options that have vested or will vest within 60 days of March 31, 2021. Excludes 382,335 shares underlying restricted stock units and 674,903 shares underlying stock options that do not vest within 60 days of March 31, 2021.
(4)Consists of (i) 51,180 shares of common stock, (ii) 64,821 shares of common stock held by The Shelter Trust under the Basta Revocable Trust (the “Shelter Trust”), (iii) 18,130 shares of common stock held by the Basta Revocable Trust dated August 4, 2017 (the “Basta Trust”), and (iv) 207,294 shares of common stock underlying options that have vested or will vest within 60 days of March 31, 2021, 2021. As the trustee of each of the Shelter Trust and the Basta Trust, Mr. Basta has voting and investment power over the shares of common stock held by each of the Shelter Trust and the Basta Trust. Excludes 8,906 shares of common stock underlying options that do not vest within 60 days of March 31, 2021.
(5)Includes 12,364 shares of common stock and 6,250 shares of common stock underlying options that have vested or will vest within 60 days of March 31, 2021. Excludes 101.087 shares underlying restricted stock units and 149,410 shares underlying stock options that do not vest within 60 days of March 31, 2021.
(6)Includes 18,622 shares of common stock and 43,553 shares of common stock underlying options that have vested or will vest within 60 days of March 31, 2021. Excludes 90,244 shares underlying restricted stock units and 159,637 shares underlying stock options that do not vest within 60 days of March 31, 2021.
(7)Includes 18,750 shares of common stock and 11,461 shares of common stock underlying options that have vested or will vest within 60 days of March 31, 2021. Excludes 8,906 shares underlying stock options that do not vest within 60 days of March 31, 2021.
(8)Includes 79,870 shares of common stock underlying options that have vested or will vest within 60 days of March 31, 2021. Excludes 9,510 shares underlying stock options that do not vest within 60 days of March 31, 2021.
(9)Includes 33,763 shares of common stock and 7,969 shares of common stock underlying options that have vested or will vest within 60 days of March 31, 2021. Excludes 8,906 shares underlying stock options that do not vest within 60 days of March 31, 2021.
(10)Includes 25,000 shares of common stock. Excludes 11,250 shares underlying stock options that do not vest within 60 days of March 31, 2021
(11)Includes 19,218 shares of common stock underlying options that have vested or will vest within 60 days of March 31, 2021. Excludes 8,906 shares underlying stock options that do not vest within 60 days of March 31, 2021
(12)Includes 376,816 shares of common stock and 865,547 shares of common stock underlying options that have vested or will vest within 60 days of March 31, 2021. Excludes 743,874 shares underlying restricted stock units and 1,344,661 shares underlying stock options that do not vest within 60 days of March 31, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table contains information about our equity compensation plans as of December 31, 2020. As of December 31, 2020, we had three equity compensation plans, our 2018 Omnibus Incentive Plan, our 2019 Equity Incentive Plan and our 2019 Employee Share Purchase Plan. The 2018 Omnibus Incentive Plan was approved by the Board and our stockholders prior to the Merger. The 2019 Equity Incentive Plan and 2019 Employee Share Purchase Plan were approved by the Foamix Board and Foamix shareholders prior to the Merger and were assumed by the Company.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and vesting of RSUs	Weighted-average exercise price of outstanding options, warrants and rights and weighted-average grant date price of RSUs	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders (1)(2)	5,489,257	$11.93	3,673,105
Equity compensation plans not approved by security holders	—	$—	—
Total	5,489,257	$11.93	3,673,105
(1)Includes the 2009 Israeli Share Option Plan, 2015 Israeli Share Incentive Plan, 2019 Equity Incentive Plan and 2019 Employee Share Purchase Plan (the “2019 ESPP”), each of which we assumed following the Merger, and our 2011 Stock Incentive Plan and 2018 Omnibus Incentive Plan.
(2)The 2018 Omnibus Incentive Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance or transfer pursuant to awards under the plan shall be increased by a number equal to the least of (x) 750,000 shares, (y) four percent of the number of shares outstanding as of the last day of the immediately preceding calendar year, or (z) a lesser number of shares determined by the plan administrator.
(3)Includes 559,512 shares under the 2018 Omnibus Incentive Plan, 809,496 shares under the 2019 Equity Incentive Plan and 2,304,097 shares available under the 2019 ESPP. On January 1, 2021, an additional 750,000 shares were added to the 2018 Omnibus Incentive Plan pursuant to the evergreen provision contained therein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Related Party Transactions
Our Board has adopted a written related person transaction policy effective in January 2018, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S‑K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including without limitation purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee considers all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction.
Certain Related Party Transactions
The following is a description of transactions during our last fiscal year and the year preceding our last fiscal year to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.
Credit Agreement
The Company is a party to the Amended and Restated Credit Agreement and Guaranty (the “Credit Agreement”), dated as of March 9, 2020, by and among the Company and its subsidiaries, the lenders party thereto and Perceptive Credit Holdings II, LP (“Perceptive”), as administrative agent for the lenders. As of December 31, 2020, there was approximately $35.0 million outstanding under the Credit Agreement. Loans under the Credit Agreement bear interest equal to the sum of (A) 8.25% (subject to increase in accordance with the terms of the Credit Agreement) plus (B) the greater of (x) the one-month LIBOR as of the second business day immediately preceding the first day of the calendar month or the date of borrowing (if such loan is not outstanding as of the first day of the calendar month), as applicable, and (y) 2.75%. For the year ended December 31, 2020, the Company paid approximately $3.9 million in interest payments to the lenders under the Credit Agreement, including approximately $2.0 million to Perceptive. In addition, $0.4 million of interest payments were paid to Perceptive from July 29, 2019, the effective date of the original Credit Agreement, through December 31, 2019. Affiliates of Perceptive beneficially own approximately 13.2% of our outstanding common stock.
Investors’ Rights Agreements

Prior to the Company's IPO, the Company entered into a second amended and restated investors’ rights agreement with the purchasers of the Company's preferred stock (which converted to common stock in our IPO). Certain of our former directors were affiliated with certain of the purchasers. The investors' rights agreement is no longer effective.
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
Our Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that each of our directors, except for Messrs. Basta and Domzalski, are an “independent director” as defined under the applicable rules and regulations of the SEC, and the listing requirements and rules of Nasdaq.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP served as our principal independent registered public accounting firm for the year ended December 31, 2020. Kesselman & Kesselman (a member firm of PricewaterhouseCoopers International Limited, or PwC), served as the principal independent registered public accounting firm for the year ended December 31, 2019 for Foamix, the accounting acquiror in the Merger.
The following table provides information regarding fees paid by us to PwC for all services, for the years ended December 31, 2020 and 2019:

	Fiscal year ended December 31,
	2020	2019
	(in thousands of U.S. dollars)
Audit fees(1)	$1,019	$428
Audit-related fees	5	—
Tax fees(2)	—	9
All other fees(3)	5	—
Total Fees	$1,029	$437
______________________________
(1) Includes professional services rendered in connection with the audit of our annual financial statements, the review of our interim financial statements and fees for registration statements.
(2) Includes professional services rendered in connection with assistance in preparation of applications to the Israel Tax Authorities.
(3) Includes fees for accounting research software.
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
See Index to Financial Statements under Item 8 of Part II of the Original Form 10-K, which is incorporated herein by reference.
2.Financial statement schedules.
No schedules are applicable or required, or the information is included in the consolidated financial statements or notes thereto.
3.Exhibits. See Item 15(b) below.
(b)Exhibits

		Incorporation by Reference
Exhibit Number	Description Of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated as of November 10, 2019, by and among Foamix Pharmaceuticals Ltd., Menlo Therapeutics Inc. and Giants Merger Subsidiary Ltd.	8-K	001-38356	2.1	November 12, 2019
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 4, 2019, by and among Foamix Pharmaceuticals Ltd., Menlo Therapeutics Inc. and Giants Merger Subsidiary Ltd.	8-K	001-38356	2.1	December 4, 2019
3.1	Amended and Restated Certificate of Incorporation	10-K	001-38356	3.1	March 4, 2021
3.2	Amended and Restated Bylaws	8-K	001-38356	3.2	September 8, 2020
4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	001-38356	4.1	March 4, 2021
4.2	Second Amended and Restated Warrant, by and among Menlo Therapeutics Inc. and Perceptive Credit Holdings II, LP.	10-Q	001-38356	4.1	May 11, 2020
4.3	Second Amended and Restated Warrant, by and among Menlo Therapeutics Inc. and Orbimed Royalty & Credit Opportunities III, LP.	10-Q	001-38356	4.2	May 11, 2020
4.4	Contingent Stock Rights Agreement, dated as of March 9, 2020, by and between Menlo Therapeutics Inc. and American Stock Transfer & Trust Company, LLC.	8-K	001-38356	10.1	March 10, 2020

10.1†	Exclusive License Agreement, dated as of December 20, 2012, by and between the Registrant and Merck Sharp & Dohme Corp.	S-1/A	001-38356	10.1	January 18, 2018
10.2	Sales Agreement, dated February 1, 2019, by and between the Company and Cantor Fitzgerald & Co.	S-3	001-38356	1.2	February 1, 2019
10.3*	Amended and Restated Credit Agreement and Guaranty, dated as of March 9, 2020, among Foamix Pharmaceuticals Inc., Menlo Therapeutics Inc., Foamix Pharmaceuticals Ltd., the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings II, LP.	10-Q	001-38356	10.3	May 11, 2020
10.4	Amendment No. 1 to Amended and Restated Credit Agreement and Guaranty, dated August 5, 2020, by and among Menlo Therapeutics Inc., Foamix Pharmaceuticals Ltd., Foamix Pharmaceuticals Inc., the lenders party thereto and Perceptive Credit Holdings II, LP as administrative agent.	10-Q	001-38356	10.2	August 6, 2020
10.5*	Amended and Restated Security Agreement, dated as of March 9, 2020, among Foamix Pharmaceuticals Inc., Foamix Pharmaceuticals Ltd., Menlo Therapeutics Inc. and Perceptive Credit Holdings II, LP for the benefit of Perceptive Credit Holdings II, LP, OrbiMed Royalty & Credit Opportunities III, LP and the other lenders from time to time party to the Amended and Restated Credit Agreement.	10-Q	001-38356	10.4	May 11, 2020
10.6†	Contract Manufacturing and Supply Agreement, dated October 21, 2019, by and between Foamix Pharmaceuticals Ltd. and ASM Aerosol-Service AG (incorporated by reference to Exhibit 10.26 of Foamix Pharmaceuticals Ltd.’s Annual Report on Form 10-K filed on March 12, 2020).	10-K	001-36621	10.26	March 12, 2020
10.7†	License Agreement, dated as of April 21, 2020, by and between Foamix Pharmaceuticals Ltd. and Cutia Therapeutics (HK) Limited.	10-Q	001-38356	10.1	August 6, 2020
10.8#	2009 Israeli Share Option Plan.	F-1/A	001-36621	10.1	September 3, 2014
10.9(a)#	2011 Stock Incentive Plan, as amended.	S-1	001-38356	10.4(a)	December 28, 2017

10.9(b)#	Amendment to 2011 Stock Incentive Plan.	S-1	001-38356	10.4(b)	December 28, 2017
10.9(c)#	Form of Stock Option Agreement under 2011 Stock Incentive Plan.	S-1	001-38356	10.4(c)	December 28, 2017
10.9(d)#	Form of Immediately Exercisable Stock Option Agreement under 2011 Stock Incentive Plan.	S-1	001-38356	10.4(d)	December 28, 2017
10.10#	2015 Israeli Share Incentive Plan.	F-3	001-36621	10.2	October 21, 2015
10.11(a)#	2018 Omnibus Incentive Plan.	S-1/A	001-38356	10.5(a)	January 12, 2018
10.11(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan.	S-1/A	001-38356	10.5(b)	January 12, 2018
10.11(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-K	001-38356	10.11(c)	March 4, 2021
10.12(a)#	2019 Equity Incentive Plan.	10-Q	001-38356	10.5	May 11, 2020
10.12(b)#	Form of Share Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan for U.S. and Israeli Employees.	10-Q	001-38356	10.8	May 11, 2020
10.12(c)#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the 2019 Equity Incentive Plan for U.S. and Israeli Employees.	10-Q	001-38356	10.9	May 11, 2020
10.13#	2019 Employee Share Purchase Plan.	10-Q	001-38356	10.10	May 11, 2020
10.14#	Offer Letter, dated as of March 25, 2020, by and between Menlo Therapeutics Inc. and David Domzalski	10-Q	001-38356	10.13	May 11, 2020
10.15#	Offer Letter, dated as of March 20, 2020, by and between Menlo Therapeutics Inc. and Andrew Saik.	10-Q	001-38356	10.14	May 11, 2020
10.16#	Termination of Employment Agreement and Release, dated as of March 22, 2020, by and between Foamix Pharmaceuticals Ltd. and Ilan Hadar.	10-Q	001-38356	10.15	May 11, 2020
10.17#	Offer Letter, dated as of August 17, 2015 by and between the Company and Steven Basta.	S-1	001-38356	10.7	December 28, 2017
10.18#	Amendment No. 1 to Offer Letter, by and between the Company and Steven Basta, effective as of May 3, 2018.	8-K	001-38356	10.1	May 7, 2018
10.19#	Offer Letter, dated as of August 15, 2017 by and between the Company and Kristine Ball.	S-1	001-38356	10.9	December 28, 2017
10.20#	Amendment No. 1 to Offer Letter, by and between the Company and Kristine Ball, effective as of May 3, 2018.	8-K	001-38356	10.2	May 7, 2018

10.21	Form of Securities Purchase Agreement, dated January 26, 2021, among VYNE Therapeutics Inc. and the purchasers identified therein.	8-K	001-38356	10.1	January 28, 2021
16.1	Letter from Mayer Hoffman McCann P.C. dated April 2, 2020.	8-K	001-38356	16.1	April 6, 2020
21.1@	List of Subsidiaries of VYNE Therapeutics Inc.	10-K	001-38356	21.1	March 4, 2021
23.1@	Consent of independent registered public accounting firm.	10-K	001-38356	23.1	March 4, 2021
23.2@	Consent of independent registered public accounting firm.	10-K	001-38356	23.2	March 4, 2021
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**@	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38356	23.2	March 4, 2021
32.2**@	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38356	23.2	March 4, 2021
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Document					X
101.LAB	XBRL Taxonomy Extension Label Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data Filed (embedded within the XBRL document)
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
@ Filed with the Original Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 20, 2021

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski
Chief Executive Officer