Form 10-Q
period 2021-03-31
VYNE Therapeutics Inc.
filed 2021-05-06
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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
Yes  ☐ No  ☒
As of April 29, 2021, there were 51,386,596 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
The following factors, among others, including any described in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, could cause our future results to differ materially from those expressed in the forward-looking information:
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

•the timing, costs or results of litigation, including litigation to protect our intellectual property, including our ability to successfully challenge intellectual property claimed by others;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in our Annual Report on Form 10-K as well as our other filings made with the Securities and Exchange Commission ("SEC"). Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	March 31	December 31
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$118,516	$57,563
Restricted cash	855	855
Investment in marketable securities (Note 6)	1,027	1,027
Trade receivables, net of allowances	10,755	15,819
Prepaid and other assets	3,872	4,591
Inventory (Note 7)	8,092	7,404
Total Current Assets	143,117	87,259
Property and equipment, net	529	555
Operating lease right-of-use assets (Note 10)	1,407	1,583
Prepaid and other assets	4,118	4,345
Total Assets	$149,171	$93,742

Liabilities and shareholders’ equity
Current Liabilities:
Trade payables	$3,490	$4,780
Accrued expenses (Note 4)	13,521	11,452
Employee related obligations	3,787	4,360
Operating lease liabilities (Note 10)	647	757
Other	104	104
Total Current Liabilities	21,549	21,453
Liability for employee severance benefits	206	312
Operating lease liabilities (Note 10)	784	853
Long-term debt (Note 8)	33,274	33,174
Other liabilities	457	457
Total Liabilities	56,270	56,249
Commitments and Contingencies (Note 11)	—	—
Shareholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock: $0.0001 par value; 75,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; 51,386,596 and 43,205,221 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	679,642	603,685
Accumulated deficit	(586,746)	(566,196)
Total Shareholders' Equity	92,901	37,493
Total Liabilities and Shareholders’ Equity	$149,171	$93,742
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31
	2021	2020
Revenues (Note 4)
Product sales	$3,889	$1,750
Royalty revenues	230	—
Total Revenues	4,119	1,750

Cost of goods sold	601	271

Operating Expenses:
Research and development	6,333	15,953
Selling, general and administrative	16,616	25,415
Total Operating Expenses	22,949	41,368
Operating Loss	19,431	39,889
Interest expense	1,062	1,067
Other expense (income), net	57	(723)
Loss Before Income Tax	20,550	40,233
Income tax (benefit) expense	—	—
Net Loss	$20,550	$40,233

Loss per share basic and diluted	$0.42	$3.79

Weighted average shares outstanding - basic and diluted	48,868	10,627
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands)
(Unaudited)

	Three months ended March 31
	2021	2020
Net Loss	$20,550	$40,233
Other Comprehensive Loss:
Net unrealized losses from marketable securities	—	44
Losses on marketable securities reclassified into net loss	—	1
Total Other Comprehensive Loss	—	45
Total Comprehensive Loss	$20,550	$40,278
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Total
	Number of Shares	Amounts	Amounts
BALANCE AT JANUARY 1, 2020	9,120,078	$1	$328,156	$(310,587)	$5	$17,575
CHANGES DURING THE PERIOD:
Comprehensive (loss) income	—	—	—	(40,233)	(45)	(40,278)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	125,308	—	303	—	—	303
Stock-based compensation	—	—	1,759	—	—	1,759
Deemed dividend to warrants holders due to warrant modifications	—	—	41	(41)	—	—
Classification of stock awards to derivative liability	—	—	(1,632)	—	—	(1,632)
Issuance of stock related to merger	6,129,896	1	91,807	—	—	91,808
BALANCE AT MARCH 31, 2020	15,375,282	$2	$420,434	$(350,861)	$(40)	$69,535

BALANCE AT JANUARY 1, 2021	43,205,221	$4	$603,685	$(566,196)	$—	$37,493
CHANGES DURING THE PERIOD:
Comprehensive loss	—	—	—	(20,550)	—	(20,550)
Exercise of options and vesting of restricted stock units	129,102	—	388	—	—	388
Stock-based compensation	—	—	2,442	—	—	2,442
Issuance of common stock under at-the-market offering, net of $814 issuance costs	2,778,012	—	26,304	—	—	26,304
Issuance of common stock through a registered direct offering, net of $3,177 issuance costs	5,274,261	1	46,823	—	—	46,824
BALANCE AT MARCH 31, 2021	51,386,596	$5	$679,642	$(586,746)	$—	$92,901
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Three months ended March 31
	2021	2020
Cash Flows From Operating Activities:
Net Loss	$20,550	$40,233
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	93
Changes in marketable securities and bank deposits, net	—	(153)
Changes in accrued liability for employee severance benefits, net of retirement fund profit	(108)	(13)
Stock-based compensation	2,442	1,759
Non-cash finance income, net	(66)	(347)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Decrease (increase) in trade receivables, prepaid and other assets	5,783	(9,297)
Decrease (increase) in other non-current assets	404	(3,027)
Increase in accounts payable and accruals	205	856
Increase in inventory	(688)	(1,849)
Net cash used in operating activities	(12,551)	(52,211)
Cash Flows From Investing Activities:
Purchase of fixed assets	—	(42)
Cash acquired through merger	—	38,641
Proceeds from sale and maturity of marketable securities	—	27,381
Net cash provided by investing activities	—	65,980
Cash Flows From Financing Activities:
Proceeds related to issuance of common shares through offerings, net of issuance costs	73,127	—
Proceeds related to issuance of stock for stock-based compensation arrangements, net	376	140
Net cash provided by financing activities	73,503	140
Increase in cash, cash equivalents and restricted cash	60,952	13,909
Effect of exchange rate on cash, cash equivalents and restricted cash	1	(37)
Cash, cash equivalents and restricted cash at beginning of the period	58,418	44,584
Cash, cash equivalents and restricted cash at end of the period	$119,371	$58,456
Cash and cash equivalents	$118,516	$57,601
Restricted cash	855	855
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$119,371	$58,456
Supplementary information on investing and financing activities not involving cash flows:
Cashless exercise of warrants and restricted stock units	*	*
Issuance of shares under employee stock purchase plan	$—	$163
Additions to operating lease right of use assets	$—	$287
Additions to operating lease liabilities	$—	$287

Supplemental disclosure of cash flow information:
Interest received	$5	$177
Interest paid	$963	$973

Fair value of assets acquired	$—	$117,270
Less liabilities assumed	—	5,827
Net acquired (See “Note 3- Business combination”)	—	111,443
Less cash acquired	—	38,641
Merger net of cash acquired	$—	$72,802
*Represents an amount less than one thousand
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE Therapeutics Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS
VYNE Therapeutics Inc. (formerly known as Menlo Therapeutics Inc. ("Menlo"), "VYNE" or the "Company") is a specialty pharmaceutical company focused on developing and commercializing proprietary, innovative and differentiated therapies in dermatology and other therapeutic areas. The Company is a Delaware corporation, has its principal executive offices in Bridgewater, New Jersey and operates as one business segment.
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
Reverse stock split and recasting of per-share amounts
On February 10, 2021, the Company's Board of Directors approved a one-for-four reverse stock split of its outstanding shares of common stock. The reverse stock split was effected on February 12, 2021, at 5:00 p.m. Eastern time. At the effective time, every four issued and outstanding shares of the Company's common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and in lieu thereof, each stockholder holding fractional shares was entitled to receive a cash payment (without interest or deduction) from the Company's transfer agent in an amount equal to such stockholder's respective pro rata shares of the total net proceeds from the Company's transfer agent sale of all fractional shares at the then-prevailing prices on the open market. In connection with the reverse stock split, the number of authorized shares of the Company's common stock was also reduced on a one-for-four basis, from 300 million shares to 75 million shares. The par value of each share of common stock remained unchanged. A proportionate adjustment was also made to the maximum number of shares issuable under the Company's 2019 Equity Incentive Plan, 2018 Omnibus Incentive Plan and 2019 Employee Share Purchase Plan.
Unless otherwise noted, all common shares and per share amounts contained in the unaudited interim condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.
Products, Product Candidates and Licenses
In January 2020, the Company launched AMZEEQ® (minocycline) topical foam, 4% (“AMZEEQ”), a once-daily topical antibiotic for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older. On May 28, 2020, the U.S. Food and Drug Administration (the "FDA") approved ZILXI® (minocycline) topical foam, 1.5% ("ZILXI"), for the treatment of inflammatory lesions of rosacea in adults. ZILXI became available in pharmacies nationwide in October 2020. AMZEEQ and ZILXI are the first topical minocycline products approved by the FDA for any condition.
AMZEEQ and ZILXI utilize the Company’s proprietary Molecule Stabilizing Technology (MST)™ that is also being used in the development of the Company’s product candidate FCD105, a topical foam comprising minocycline and adapalene for the treatment of acne vulgaris. On June 2, 2020, the Company announced positive results from a Phase II clinical trial evaluating the preliminary safety and efficacy of FCD105 (3% minocycline / 0.3% adapalene foam), the first ever topical minocycline-based combination product, for the treatment of moderate-to-severe acne vulgaris. The Company held an end-of-Phase II meeting with the FDA in the fourth quarter of 2020 and may commence a Phase III program in the next 12 to 18 months based upon the Company's results of operations, which depend on numerous factors, including the COVID-19 pandemic and recent payor formulary decisions. In addition, the Company recently announced a development program for FMX114, which is a combination topical gel for the potential treatment of mild-to-moderate atopic dermatitis. The Company plans to conduct a Phase 2a proof-of-concept study for FMX114 in the third quarter of 2021.
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
The Company is actively pursuing opportunities to out-license its products and product candidates to third parties for development and commercialization outside the United States and entered into a license agreement with Cutia Therapeutics (HK) Limited (“Cutia”) in April 2020. See "Note 4 - Revenue Recognition." The Company has also licensed certain technology under development and licensing agreements to various pharmaceutical companies for development of certain products combining the Company’s foam technology with the licensee’s proprietary drugs.
Liquidity and Capital Resources
The Company launched AMZEEQ in the United States in January 2020 and commenced generating product revenues in the first quarter of 2020. The Company’s activities prior to the commercial launch of AMZEEQ had primarily consisted of developing product candidates, raising capital and performing research and development activities. Since inception, the Company has incurred losses and negative cash flows from operations. For the three months ended March 31, 2021, the Company incurred a net loss of $20.6 million and used $12.6 million of cash in operations. As of March 31, 2021, the Company had cash, cash equivalents, restricted cash and investments of $120.4 million and an accumulated deficit of $586.7 million. The Company's outstanding debt at March 31, 2021 was $35.0 million.
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
As a result of recent unfavorable payor formulary decisions, coupled with continued uncertainties surrounding the impact of COVID-19, the Company’s current projections indicate that it may not be in compliance with certain revenue covenants in each of the subsequent periods of 2021. The Company believes that its existing cash, cash equivalents and investments as of March 31, 2021 and projected cash flows from revenues will provide sufficient resources to fund its current ongoing needs, including all potential debt obligations, for at least the next twelve months from the issuance of these financial statements. Additionally, the Company is monitoring its results of operations in light of recent unfavorable payor formulary decisions and the continued impact of the COVID-19 pandemic. However, the amounts and timing of the Company's actual expenditures may vary significantly depending on numerous factors, including the impact of COVID-19 pandemic, the Company's ability to successfully commercialize AMZEEQ and ZILXI, the Company’s ability to satisfy the minimum net revenue covenants in the Amended and Restated Credit Agreement (See “Note 8 - Long-Term Debt” for additional information), and any unforeseen cash needs. In addition, the Company may seek to restructure its current debt arrangements, obtain additional financing and reduce discretionary spending in order to achieve its longer-term strategic plans. There is no assurance the Company will be successful in restructuring its debt arrangements, obtaining additional financing on acceptable terms or in implementing these other other actions.
The COVID-19 pandemic and government measures taken in response to the pandemic have had a significant impact on the Company's operations. Access to healthcare providers has been limited, which has dampened sales and negatively impacted the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI. On August 5, 2020, the Company and its lenders amended the minimum net revenue covenant in the Amended and Restated Credit Agreement following an assessment of the impact of the pandemic on the Company's revenue. See "Note 8 - Long-Term Debt." Access to healthcare providers has remained limited through the first quarter of 2021. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition and liquidity will depend on future developments that are highly uncertain, subject to change and will continue to evolve with geographical re-openings, surges in cases and the vaccination effort. If the activities of the Company's sales force continue to be disrupted or patients elect not to visit their healthcare providers during the pandemic, the Company may continue to generate less revenue than expected, which could have a material adverse effect on its financial results and liquidity as well as hinder its ability to satisfy certain covenants contained in the Amended and Restated Credit Agreement.

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
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 4, 2021.
The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021.
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
The COVID-19 pandemic and government measures taken in response to the pandemic have had a significant impact on the Company's operations. Access to healthcare providers has been limited, which has dampened sales and negatively impacted the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI. Access to healthcare providers has remained limited through the first quarter of 2021. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition and liquidity will depend on future developments that are highly uncertain, subject to change and will continue to evolve with geographical re-openings, surges in cases and the vaccination effort. If the activities of the Company's sales force continue to be disrupted or patients elect not to visit their healthcare providers during the pandemic, the Company may continue to generate less revenue than expected, which would have a material adverse effect on its financial results and liquidity as well as hinder its ability to satisfy certain covenants contained in the Amended and Restated Credit Agreement. In addition, the Company further assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, impairments of long-lived assets and revenue recognition. In 2020, the Company recorded impairments of goodwill and certain indefinite-lived intangible assets; however, these were unrelated to the impact of COVID-19 (See "Note 3 - Business Combination" for more information). The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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

The Company’s customers include a limited number of national and select regional wholesalers (the “distributors”) and certain independent and specialty pharmacies (together, the “customers”). These distributors subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. Net product revenue is typically recognized when customers obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of product to the customers. The Company evaluates the creditworthiness of its customers to determine whether it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur. The Company does not assess whether a contract has a significant financing component if the expectation is such that the period between the transfer of the promised goods to the customer and the receipt of payment will be less than one year. Standard credit terms do not exceed 75 days. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. Shipping and handling costs related to the Company’s product sales are included in selling, general and administrative expenses.
The Company’s net product revenues through March 31, 2021 were primarily generated through sales of AMZEEQ, which was approved by the FDA in October 2019 and was commercially launched in the United States in January 2020, and ZILXI, which was approved by the FDA in May 2020 and was commercially launched in the United States in October 2020. Product revenue is recorded net of distribution fees, trade discounts, allowances, rebates, copay program coupons, chargebacks, estimated returns and other incentives. These reserves are classified as either reductions of accounts receivable or as current liabilities. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer mix. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. See “Note 4 – Revenue Recognition” for more information.
On April 23, 2020, the Company announced that it entered into a license agreement with Cutia for our minocycline products and product candidate, if approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved in the U.S., FCD105 in the Greater China territory. The Company will supply the finished licensed products to Cutia for clinical and commercial use. The Company received an upfront cash payment of $10.0 million in 2020 ($6.0 million received in the three months ended June 30, 2020 and $4.0 million received in the three months ended September 30, 2020) and will be eligible to receive an additional $1.0 million payment upon the receipt of marketing approval in China of the first licensed product. The Company will also receive royalties on net sales of any licensed products. The license is determined to be a distinct performance obligation of the arrangement, therefore the Company recognized the revenues from the upfront license fee when the license was transferred to the licensee and the licensee was able to use and benefit from the license. See "Note 4 - Revenue Recognition" for more information.
f.Allowance for credit losses
An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and provisions for doubtful accounts. Provisions for doubtful accounts were not material for the three months ended March 31, 2021 and March 31, 2020.
g.Derivative instruments
The Company recognizes all derivative instruments as either assets or liabilities in the unaudited condensed consolidated balance sheet at their respective fair values. All gains and losses associated with derivatives are reported as other expense (income), net in the accompanying condensed consolidated statements of operations. As of March 31, 2021 and March 31, 2020, the Company had no derivative instruments.
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
The following average stock options, restricted stock units (“RSUs”), warrants and incremental shares to be issued under the employee stock purchase plan (“ESPP”) were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Three months ended March 31
	2021	2020
Outstanding stock options, RSUs and shares under the ESPP	5,321,517	1,252,794
Warrants	495,165	162,910
In addition to the above, the CSR was excluded from the calculation of the 2020 diluted net loss per share because its effect would have been anti-dilutive for the periods presented. On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective exchange ratio (the "Exchange Ratio") in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The conversion of the CSR also affected the Exchange Ratio of the pre-Merger Foamix equity awards and warrants outstanding as of March 9, 2020. See "Note 3 - Business Combination" for more information.
j.Newly issued and recently adopted accounting pronouncements
Recent Accounting Guidance Issued:
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which clarifies and simplifies certain aspects of the accounting for income taxes. The standard is effective for years beginning after December 15, 2020, and interim periods beginning after December 15, 2020. This guidance became effective during the first quarter of 2021. The adoption of the new standard did not have a material impact to the Company's consolidated financial statements.
In March 2020, the FASB issued Accounting Standards Update No. 2020-4, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (ASU 2020-4), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-4 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-4 are optional and are effective from March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-4 on its consolidated financial statements.
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
During the three months ended March 31, 2020, the Company incurred transaction costs of approximately $11.7 million, which are recorded in the condensed consolidated statements of operations and comprehensive income. This amount includes $8.1 million of severance benefits for employees terminated after the Effective Date.
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
On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. The Company does not intend to further pursue the development of serlopitant. As such, the Company recorded a full impairment charge of $4.5 million related to goodwill in its unaudited condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. There were no impairment charges in the three months ended March 31, 2021 and 2020.
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
On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. The Company does not intend to further pursue the development of serlopitant. As such, the Company recorded a full impairment charge of $49.8 million related to the IPR&D asset in its unaudited condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. There were no impairment charges in the three months ended March 31, 2021 and 2020.
CSR
The CSR was issued pursuant to the CSR Agreement, dated as of March 9, 2020, by and between Menlo and American Stock Transfer & Trust Company, LLC, and represented the non-transferable contractual right to receive shares of common stock of Menlo depending on the results of Menlo’s Phase III PN Trials. The Company recognized a liability of $19.6 million in the unaudited condensed consolidated balance sheet as of March 9, 2020. The liability was measured at fair value and categorized as level 3 as of the acquisition date in accordance with ASC 805-31-25-5 and subsequently at each reporting date thereafter. The fair value of the CSR was estimated as the incremental value that Foamix would be able to achieve on a probability weighted basis assuming three different potential probabilities of the following scenarios: (a) serlopitant significance was achieved in both Phase III PN Trials (b) serlopitant significance was achieved in only one Phase III PN Trial and (c) serlopitant significance was not achieved or was not determined on or before May 31, 2020.
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
Pro Forma
The actual Menlo net loss included in the Company’s condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2020 (for the period from the March 9, 2020, the Effective Date, through March 31, 2020, which are not indicative of the results to be expected for a full year) and the supplemental unaudited pro forma revenue and net loss of the combined entity had the acquisition been completed on January 1, 2019 are as follows:
Actual Menlo results of operations included in the condensed consolidated statement of operation for the three months ended March 31, 2020:

(in thousands)	Three months ended March 31, 2020
(Unaudited)
Revenues	$—
Loss attributable to Menlo	$12,043

Three months ended March 31, 2020
(in thousands, except per share data)	(Unaudited)
SUPPLEMENTAL PRO FORMA COMBINED RESULTS OF OPERATIONS:
Revenues	$1,750
Net loss	$37,641
Loss per share - basic and diluted	$0.62

Adjustments to the supplemental pro forma combined results of operations, included in the above, are as follows:
Transaction costs	$(14,931)
Acceleration of stock based compensation	(7,199)
Total Adjustments	$(22,130)

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
NOTE 4 – REVENUE RECOGNITION
Product Sales
Product revenues for the three months ended March 31, 2021 were primarily generated from sales of AMZEEQ which was commercially launched in the United States in January 2020. ZILXI became available in pharmacies nationwide on October 1, 2020. The Company’s customers include a limited number of national and select regional distributors and certain independent and specialty pharmacies who purchase products directly from the Company. These distributors subsequently resell the product, primarily to retail pharmacies. These retail pharmacies along with the specialty pharmacies dispense the product to patients. Net product revenue is typically recognized when customers obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of product to the distributors. For the three months ended March 31, 2021, there were four major customers that each accounted for more than 10% of total product revenues and, as a group, represented 75% of total product revenues. For the three months ended March 31, 2020, there were three major customers that each accounted for more than 10% of total product revenues and as a group, represented 100% of total product revenues.

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
Provisions for distribution fees, trade discounts and chargebacks are reflected as a reduction to trade receivables, net on the condensed consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the condensed consolidated balance sheet. Provisions for revenue reserves described below reduced product revenues by $15.6 million and $8.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The revenue reserve accrual at March 31, 2021 and December 31, 2020 was $8.1 million and $5.8 million, respectively, reflected in accrued expense in the consolidated balance sheet.
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
License Revenues
On April 23, 2020, the Company announced that it entered into a license agreement with Cutia for AMZEEQ as well as certain of the Company's other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved in the U.S., FCD105 in the Greater China territory. The Company will supply the finished licensed products to Cutia for clinical and commercial use. Outside of the license transferred, the Company does not have any additional performance obligations under the arrangement. In exchange for the license, the Company received an upfront cash payment of $10.0 million in 2020 ($6.0 million received in the three months ended June 30, 2020 and $4.0 million received in the three months ended September 30, 2020) and will be eligible to receive an additional $1.0 million payment upon the receipt of marketing approval in China of the first licensed product. The license is considered functional IP as the licensee is able to use and benefit from the license without the continued involvement of the Company. There was no license revenue in the three months ended March 31, 2021 and March 31, 2020. The Company will also receive royalties on net sales of any licensed products, such royalties will be recognized in the period the sales or usage occurs under the royalties sales-and usage based exception. The Company has not recorded revenue related to the $1.0 million payment due upon receipt of marketing approval for the licensed product as such amount is constrained under the variable consideration guidance under ASC 606, Revenue from Contracts with Customers.
Contract Assets and Contract Liabilities
The Company did not have any contract assets (unbilled receivables) related to product sales as of March 31, 2021 and December 31, 2020, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract assets (unbilled receivables) related to its license revenues as of March 31, 2021 and December 31, 2020.
The Company did not have any contract liabilities as of March 31, 2021 and December 31, 2020, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
Sales Commissions
Sales commissions are generally attributed to periods shorter than one year and therefore are expensed when incurred. Sales commissions are included in selling, general and administrative expenses.
Financing Component
The Company has elected not to adjust consideration for the effects of a significant financing component when the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less. Standard credit terms do not exceed 75 days.
Royalty Revenues
The Company is entitled to royalty payments with respect to sales of a product developed by a customer in collaboration with the Company. Revenues in the amount of $0.2 million were recorded during the three months ended March 31, 2021. There was no royalty revenue for the three months ending March 31, 2020.
NOTE 5 - FAIR VALUE MEASUREMENT
The Company’s assets and liabilities that are measured at fair value as of March 31, 2021 and December 31, 2020, are classified in the tables below in one of the three categories described in "Note 2 - Fair value measurement" above:

	March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Marketable securities	$1,027	$—	$—	$1,027

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Marketable securities	$1,027	$—	$—	$1,027
Foreign exchange risk management
Occasionally, the Company purchases and writes non-functional currency options in order to hedge the currency exposure on the Company’s cash flow. The currency hedged items are denominated in New Israeli Shekels (“NIS”). The purchasing and writing of options is part of a comprehensive currency hedging strategy with respect to salary and rent expenses denominated in NIS. These transactions are at zero cost for periods of up to one year. The counterparties to the derivatives are major banks in Israel. As of March 31, 2021 and December 31, 2020, there were no hedged amounts.
As of March 31, 2021, the Company has a lien in the amount of $0.3 million on the Company’s checking account, in respect of bank guarantees granted in order to secure the hedging transactions.
NOTE 6 - MARKETABLE SECURITIES
Marketable securities as of March 31, 2021 and December 31, 2020 consist mainly of mutual funds securities. The debt securities are classified as available-for-sale and are recorded at fair value. Changes in fair value, net of taxes (if applicable), are reflected in other comprehensive loss. Realized gains and losses on sales of the securities, as well as premium or discount amortization, are included in the condensed consolidated statement of operations as other expense (income), net.

Equity securities with readily determinable fair value are measured at fair value. The changes in the fair value of equity investments are recognized through other expense (income), net in the condensed consolidated statements of operations.
The following table sets forth the Company’s marketable securities:

	March 31	December 31
(in thousands)	2021	2020
Israeli mutual funds	$1,027	$1,027

As of March 31, 2021 and December 31, 2020 there were no available-for-sale debt securities.

The Company has considered factors regarding other than temporary impaired securities and determined that there are no securities with impairment that is other than temporary as of March 31, 2021 and December 31, 2020.
During the three months ended March 31, 2021 there were no aggregate proceeds received upon sale and maturity of marketable securities. During the three months ended March 31, 2020 the Company received aggregate proceeds of $15.3 million, upon sale and maturity of marketable securities.
As of March 31, 2021 and December 31, 2020, there were no restricted marketable securities.
NOTE 7 – INVENTORY
Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis by product. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. The Company commenced capitalizing inventory for AMZEEQ and ZILXI upon FDA approval in October 2019 and May 2020, respectively. The Company periodically reviews its inventory levels and, if necessary, writes down inventory that is expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that fails to meet commercial sale specifications, with a corresponding charge to cost of goods sold. There were no inventory write-downs during the three months ended March 31, 2021 and March 31, 2020.
The following table sets forth the Company’s inventory:

	March 31	December 31
(in thousands)	2021	2020
Raw materials	$3,746	$4,042
Work-in-process	1,002	662
Finished goods	3,344	2,700
Total	$8,092	$7,404
NOTE 8 - LONG-TERM DEBT
On July 29, 2019, Foamix entered into a Credit Agreement (the "Credit Agreement") to secure up to $50 million from two lenders, one of which is a significant stockholder of the Company and is considered a related party, and a Securities Purchase Agreement with one of the lenders for gross proceeds of approximately $14 million, before deducting offering expenses (see “Note 9- Share Capital” for more information). On March 9, 2020, the Company entered into an Amended and Restated Credit Agreement and Guaranty (the “Amended and Restated Credit Agreement”), whereby the Company has guaranteed the indebtedness obligations of the borrower and granted a first priority security interest in substantially all of our assets for the benefit of the lenders. As of March 31, 2021 and December 31, 2020, $35.0 million was drawn under the Amended and Restated Credit Agreement. The Company did not incur the remaining $15.0 million under the Amended and Restated Credit Agreement.
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
In addition, the parties entered into Amendment No. 1 to Amended and Restated Credit Agreement (the "Amendment") on August 5, 2020. The Amendment revised certain revenue covenants that took effect December 31, 2020. The Company must generate consolidated net product revenue for the trailing 12-month period in amounts set forth in the Amendment. For fiscal year 2021, the covenants require net product revenue of $10.5 million, $16.4 million, $25.8 million and $34.9 million for each of the quarters ending March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, respectively. Subsequent to 2021, the covenants range from $43.5 million for the fiscal quarter ending March 31, 2022 to $97.0 million for the fiscal quarter ending June 30, 2024.
As of March 31, 2021, the Company is in compliance with all covenants, including maintaining a minimum aggregate compensating cash balance as mentioned above. The Company is monitoring its results of operations in light of recent unfavorable payor formulary decisions and the impact of the COVID-19 pandemic, specifically as it relates to the Company's ability to satisfy the minimum net revenue covenant in the Amended and Restated Credit Agreement as noted above. In the event where the Company fails to observe or perform any of the financial covenants, and absent a waiver from the lenders, the lenders may, by notice to the Company, declare the loans then outstanding to be due and payable in whole, together with accrued interest and a Prepayment Premium (as defined in the Amended and Restated Credit Agreement, ranging from 0% to 8%). The Company may seek to restructure its debt arrangement, obtain a waiver from the lenders or amend such covenants in the the future, but there is no assurance that the Company will be able to do so on favorable terms or at all. The Company believes it will have sufficient liquidity in the form of cash, cash equivalents and investments to repay the lender in the event of a default.
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
The fair value of the debt as of March 31, 2021 was $36.5 million and is categorized as Level 3. The valuation was performed by applying the income approach, under which the contractual present value method was used. The estimation of risk adjusted discount curve was based on public information reported in the financial statements of publicly traded venture lending companies.
During the three months ended March 31, 2021 and March 31, 2020, the Company recorded interest expense of $1.0 million and discount cost of $0.1 million.
NOTE 9 – SHARE CAPITAL
Preferred stock
As of March 31, 2021, the Company's Certificate of Incorporation, as amended, authorizes the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of March 31, 2021 and December 31, 2020.
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
Common stock
The number of shares of common stock authorized under the Company's Amended and Restated Certificate of Incorporation was proportionately reduced in connection with the Company's one-for-four reverse stock split. Accordingly, the Company is authorized to issue 75,000,000 shares of common stock, par value $0.0001 per share.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding. The Company has never declared any dividends on common stock.
Issuance of stock
On February 1, 2019, the Company entered into a Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co., or Cantor Fitzgerald, to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald will act as our sales agent. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement are deemed an "at-the-market" offering under the Securities Act. Cantor Fitzgerald is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. From January 1, 2021 through January 25, 2021, the Company issued and sold 2,778,012 shares of common stock at a weighted average price per share of $9.76 pursuant to the Sales Agreement for $26.3 million in net proceeds. Effective as of January 25, 2021, the Company terminated the Sales Agreement and will not make any additional sales thereunder.
On January 26, 2021, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors for the sale of an aggregate of 5,274,261 shares of common stock of the Company, at a purchase price of $9.48 per share in a registered direct offering. The offering was completed on January 28, 2021 and the Company received approximately $46.8 million in net proceeds, after deducting placement agent fees and other offering expenses.
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
Warrants
In connection with entering into the Credit Agreement on July 29, 2019, Foamix issued to the lenders Warrants to purchase up to an aggregate of 1,100,000 of its ordinary shares, later exchanged to Warrants to purchase up to 1,980,660 shares of Menlo’s common stock, adjusted retrospectively to 495,165 shares of common stock upon the reverse stock split effective February 12, 2021. Upon the closing of the Merger, each Warrant received one CSR as described in Note 3- Business Combinations. The Warrants were exercisable immediately following the closing of the Credit Agreement, subject to the terms of the warrant, and are due to expire on July 29, 2026. Any Warrants left outstanding will be cashless exercised on the Warrants’ expiration date, if in the money.
The exchange of Warrants from Foamix warrants to Menlo warrants and the additional CSR was accounted for as a modification, by analogy, from the modification’s guidance under ASC 260-10-S99-2. The Company assessed the significance of the modification of the Warrants by comparing the fair value of the Warrants immediately before and after the amendments. In its assessment, it also considered additional qualitative factors. The Company concluded that the change of terms was not significant. Therefore, the incremental fair value, in the amount of $41,000, of the modified Warrants over the original ones (as of modification date) was recognized in retained earnings as a deemed dividend to the Warrants holders in the three months ended March 31, 2020.
Share-based compensation
Equity incentive plans:
Upon closing of the Merger, the Company adopted Foamix’s 2019 Equity incentive plan (the “2019 Plan”). As of March 31, 2021, 866,404 shares remain issuable under the 2019 Plan. In addition, the Company adopted the 2018 Omnibus Incentive Plan (the "2018 Plan") in January 2018. In January 2020, the number of shares reserved under the 2018 Plan automatically increased by 750,000 shares of common stock pursuant to the terms thereof. As of March 31, 2021, 269,776 shares remain issuable under the 2018 Plan.
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
As of March 31, 2021, 2,304,097 shares remain available for grant under the ESPP.
There were no shares of common stock purchased by employees pursuant to the ESPP during the three months ended March 31, 2021. During the three months ended March 31, 2020, 61,031 Foamix ordinary shares were purchased by Foamix employees pursuant to the ESPP prior to the Merger. Such shares were later exchanged for 36,155 shares of the Company's common stock and one CSR in the Merger, adjusted retrospectively to 9,038 shares of common stock and one CSR upon the reverse stock split effective February 12, 2021.
Options and RSUs granted to employees and directors:
In the three months ended March 31, 2021 and 2020, the Company granted options and RSU as follows:

	Three months ended March 31, 2021
	Award amount*	Exercise price range*	Vesting period	Expiration
Employees and Directors:
Options	956,107	$6.48-$11.08	1 year -4 years	10 years
RSUs	366,678	—	1 year -4 years	—

	Three months ended March 31, 2020
	Award amount*	Exercise price range*	Vesting period	Expiration
Employees and Directors:
Options	366,297	$10.68-$27.20	1 year -4 years	10 years
RSUs	108,889	—	1 year -4 years	—
* All amounts and exercise prices for pre-Merger grants are presented following the exchange to Menlo options and RSUs at the Exchange Ratio described in Note 3-Business Combination.

The fair value of options and RSUs granted to employees and directors during the three months ended March 31, 2021, and the three months ended March 31, 2020 was $7.5 million and $4.3 million, respectively.
The fair value of RSUs granted is based on the share price on the grant date.
The fair value of options granted was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Three months ended March 31
	2021	2020
Dividend yield	0%	0%
Expected volatility	68.38%-69.12%	60.44%-69.83%
Risk-free interest rate	0.5%-1.05%	1.17%-1.26%
Expected term	6 years	6 years

Pursuant to the Merger, all outstanding options and RSUs granted by Foamix were exchanged for stock options and RSUs of Menlo’s common stock according to the Exchange Ratio. In addition, for each option and RSU the holder received a CSR as described in Note 3- Business Combination. This transaction was considered by the company to be a modification under ASC 718, Compensation - Stock Compensation. The modification did not affect the remaining requisite service period. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded immaterial incremental compensation expense for the three months ended March 31, 2020. As described in Note 3 - Business Combination, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The conversion was considered by the company to be a modification under ASC 718. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded incremental compensation of $0.8 million for the three months ended March 31, 2021. As of March 31, 2021 there is $2.6 million of unrecognized incremental compensation expense related to the modification which will primarily be amortized using a graded vesting method over the next 2 years.
Awards granted to holders who are no longer employed or providing services to the Company are accounted for in accordance with ASC 815-40, Derivatives and Hedging. Under this guidance, the awards are classified as a derivative liability because the award no longer exchanges a fixed amount of cash for a fixed number of shares. Accordingly, as of March 9, 2020 the Company reclassified $1.6 million from additional paid-in capital to derivative liability on the unaudited condensed consolidated balance sheet. Prior to the reclassification of these awards as a liability instrument, the Company recorded an incremental compensation expense of $0.6 million due to the above mentioned modification in accordance with ASC 718. Subsequent to the reclassification of these awards as a liability instrument, the Company recorded incremental compensation expense of $0.4 million for the three months ended March 31, 2020. There was no incremental compensation expense for the three months ended March 31, 2021. As described in Note 3 - Business Combination, on April 6, 2020, the Company announced that study MTI-105 and study MTI-106 did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Accordingly, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. On April 6, 2020, the awards are exchangeable for a fixed amount of cash for a fixed number of shares and were remeasured to fair value and reclassified from derivative liability to additional paid-in capital.
Prior to the Merger, Menlo recognized all expenses relating to awards outstanding as of the Effective Date. These awards were subject to acceleration upon the change of control per the previous Menlo stock option plan.
The following table illustrates the effect of share-based compensation on the statements of operations:

	Three months ended March 31
(in thousands)	2021	2020
Research and development expenses	$458	$516
Selling, general and administrative	1,984	1,243
Total	$2,442	$1,759

NOTE 10 – OPERATING LEASE
Operating lease agreements
The Company has operating leases for corporate offices and vehicles. The properties primarily relate to the Company’s principal executive office in Bridgewater, New Jersey and office space in Israel.
On March 13, 2019, the Company signed an amendment to the original lease agreement for its principal executive office in Bridgewater, New Jersey (the “Lease Amendment”). The Lease Amendment includes an extension of the lease period of the 10,000 square feet previously leased under the original agreement (the “Original Space”) and an addition of 4,639 square feet (the “Additional Space”). The Company entered the Additional Space following a period of preparation by the lessor completed during September 2019 (the “Commencement Date”). The Lease Amendment is due to expire on August 31, 2022.
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
Maturities of lease liabilities are as follows:

(in thousands)
2021	$686
2022	761
2023	151
Total lease payments	1,598
Less imputed interest	167
Total lease liability	$1,431

As of March 31, 2021, the Company had a lien in the amount of $0.6 million on the Company’s cash in respect of bank guarantees granted in order to secure the lease agreements.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of March 31, 2021, no claims or actions are pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020. In this Quarterly Report on Form 10-Q, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to VYNE Therapeutics Inc. The disclosure set forth in this section reflects the Company's 1-for-4 reverse stock split, which was effected on February 12, 2021. Accordingly, all share amounts and per share amounts have been adjusted.
Company Overview
We are a specialty pharmaceutical company focused on developing proprietary, innovative and differentiated therapies in dermatology and beyond. Our products, AMZEEQ® (minocycline) topical foam, 4% (“AMZEEQ”) for the treatment of inflammatory lesions of moderate-to-severe acne vulgaris in adults and patients 9 years of age and older, and ZILXI® (minocycline) topical foam, 1.5% (“ZILXI”) for the treatment of inflammatory lesions of rosacea in adults, are the first topical minocycline products to be approved by the FDA. AMZEEQ and ZILXI were commercially launched in January and October of 2020, respectively, and serve as a springboard for commercializing additional innovative products. Our product pipeline includes FCD105 (minocycline 3% and adapalene 0.3%) ("FCD105"), our proprietary novel topical combination foam formulation of minocycline and adapalene for the treatment of moderate-to-severe acne vulgaris. FCD105 is a Phase 3-ready asset that we believe has the potential to be a best-in-class treatment for patients with acne. We may commence a Phase 3 program in the next twelve to eighteen months based upon our results of operations, which depend on numerous factors, including the impact of the COVID-19 pandemic and recent payor formulary decisions. In addition, we recently announced a development program for FMX114, which is a combination topical gel for the potential treatment of mild-to-moderate atopic dermatitis. We plan to initiate a Phase 2a proof-of-concept study for FMX114 in the third quarter of 2021 and anticipate topline results prior to the end of 2021.
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
Key Developments
Below is a summary of selected key developments affecting our business that have occurred since December 31, 2020:
•From January 1, 2021 through January 25, 2021, the Company issued and sold 2,778,012 shares of common stock at a weighted average price per share of $9.76 for $26.3 million in net proceeds pursuant to a Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") through an at-the-market equity offering program under which Cantor Fitzgerald acted as our sales agent. Effective as of January 25, 2021, the Company terminated the Sales Agreement and will not make any additional sales thereunder.
•On January 21, 2021, the Company announced the execution of a contract with CVS Caremark ("Caremark"), one of the largest pharmacy benefit managers in the U.S., with respect to AMZEEQ and ZILXI. In late March 2021, Caremark informed the Company that it decided to not include these products, and other new branded comparator drugs, on its national formulary for 2021. Certain custom plans under the Caremark umbrella have decided to add the Company's drugs to their respective formularies. This could have an unfavorable pricing impact in the future.
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

•On February 10, 2021, our Board of Directors approved a one-for-four reverse stock split of our outstanding shares of common stock. The reverse stock split was effected on February 12, 2021 at 5:00 p.m. Eastern time. At the effective time, every four issued and outstanding shares of our common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and in lieu thereof, each stockholder holding fractional shares was entitled to receive a cash payment (without interest or deduction) from the Company’s transfer agent in an amount equal to such stockholder’s respective pro rata share of the total net proceeds from the Company’s transfer agent sale of all fractional shares at the then-prevailing prices on the open market. In connection with the reverse stock split, the number of authorized shares of our common stock was also reduced on a one-for-four basis, from 300 million to 75 million. The par value of each share of common stock remained unchanged. A proportionate adjustment was also made to the maximum number of shares issuable under the Company’s 2019 Equity Incentive Plan, 2018 Omnibus Incentive Plan and 2019 Employee Share Purchase Plan.
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
Financial Overview
Our cash, cash equivalents, restricted cash and investments totaled $120.4 million as of March 31, 2021. We believe that our cash and cash equivalents and investments and projected cash flows from revenues will provide sufficient resources for our current ongoing needs through December 31, 2022. However, the Company may seek additional financing in order to achieve its longer-term strategic plans. See “—Liquidity and Capital Resources” below.
We have incurred net losses since our inception. Until the first quarter of 2020, when we commenced commercial operations, our business activities were primarily limited to developing product candidates, raising capital and performing research and development activities. As of March 31, 2021, we had an accumulated deficit of $586.7 million. We recorded net losses of $20.6 million and $40.2 million for the three months ended March 31, 2021 and 2020, respectively.
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
Components of Operating Results
Revenues
Our revenue during the periods presented has been comprised of AMZEEQ and ZILXI product sales and collaboration revenue.
We received FDA approval for AMZEEQ on October 18, 2019 and launched AMZEEQ in the United States in January 2020. We commercially launched ZILXI on October 1, 2020. We have generated product revenue of $3.9 million for the three months ended March 31, 2021. We will not commercially launch our other product candidates in the United States or generate any revenues from sales of any of our product candidates unless and until we obtain marketing approval. Our ability to generate revenues from sales will depend on the successful commercialization of our drug products AMZEEQ and ZILXI and any other product candidates that receive marketing approval.
Historically, we have generated revenues under development and license agreements including royalty payments in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer, which later assigned it to Leo Pharma A/S ("LEO"). In the three months ended March 31, 2020, we did not receive or become entitled to any royalty payments due to the suspension of the manufacturing of Finacea by LEO, following inadequate supply of quality-compliant batches of the API used in such product. In April 2020, LEO informed us that it had reestablished the supply of Finacea foam and resumed commercial sale in the United States. In the three months ended March 31, 2021 we received royalties of $0.2 million.

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
Additionally, on April 23, 2020, we entered into a licensing agreement with Cutia for AMZEEQ as well as certain of our other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved in the U.S., FCD105 in the Greater China territory. We will supply the finished licensed products to Cutia for clinical and commercial use. We received an upfront cash payment of $10 million in 2020 ($6.0 million received in the three months ended June 30, 2020 and $4.0 million received in the three months ended September 30, 2020) and will be eligible to receive an additional $1 million payment upon the receipt of marketing approval in China of the first licensed product. We will also receive royalties on net sales of any licensed products pursuant to the agreement. There was no license revenue for the three months ended March 31, 2021.
Cost of Goods Sold
Cost of goods sold for the three months ended March 31, 2021 and 2020 were approximately $0.6 million and $0.3 million, respectively.
Our gross margin percentage of 85% was favorably impacted during the three months ended March 31, 2021 and March 31, 2020 by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the three months ended March 31, 2021 and March 31, 2020 was valued at cost, our gross margin for the period then ended would have been 81% and 79%, respectively.
Cost of goods sold expenses consist primarily of:
◦third party expenses incurred in manufacturing product for sale;
◦transportation costs incurred in shipping manufacturing materials between third parties; and
◦other costs associated with delivery and manufacturing of product.
Operating Expenses
Research and Development Expenses
Our research and development expenses to date relate primarily to the development of AMZEEQ, ZILXI, serlopitant, FCD105 and FMX 114. Our total research and development expenses for the three months ended March 31, 2021 and 2020 were approximately $6.3 million and $16.0 million, respectively. We charge all research and development expenses to operations as they are incurred.
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

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2021 and 2020 were approximately $16.6 million and $25.4 million, respectively.
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
Other Expense, net
Other Expense, net primarily consists of gains from interest earned from our bank deposits, financial income on our marketable securities and a revaluation of our derivative liability.
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when AMZEEQ, ZILXI or any other product, if approved in the future, generates adequate revenues for us to reach profitability. As of December 31, 2020, we had federal and state net operating loss carryforwards of $243.2 million and $66.3 million, respectively, of which $44.3 million and $66.3 million of these carryforwards will begin to expire in 2031 for federal and state purposes, respectively. As of December 31, 2020, we had federal and state research and development tax credit carryforwards of $6.6 million and $1.2 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. As of December 31, 2020, the company had $198.9 million in federal and state NOLs with no limited period of use. There are no significant updates through March 31, 2021.
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
Results of Operations
Comparison of the Three-Month Periods Ended March 31, 2021 and 2020
Revenue
Revenues totaled $4.1 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, our revenue consisted of $3.9 million of product sales, and $0.2 million of royalty revenue. For the three months ended March 31, 2020, revenues consisted solely of $1.8 million of product sales.
The increase in product sales is due to the ZILXI product launch in October 2020 and an increase in demand for AMZEEQ.

The COVID-19 pandemic and government measures taken in response to the pandemic have had a significant impact on our operations. Access to healthcare providers has been limited, which has dampened sales and negatively impacted the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI. Access to healthcare providers has remained limited through the first quarter of 2021. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition and liquidity will depend on future developments that are highly uncertain, subject to change and will continue to evolve with geographical re-openings, surges in cases and the vaccination effort. If the activities of our sales force continue to be disrupted or patients elect not to visit their healthcare providers during the pandemic, we may continue to generate less revenue than expected, which would have a material adverse effect on our financial results and liquidity as well as hinder our ability to satisfy certain covenants contained in the Amended and Restated Credit Agreement.
Cost of Goods Sold
Cost of goods sold was $0.6 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. The increase in cost of goods sold is primarily due to an increase in sales volume.
Our gross margin percentage of 85% for both the three months ended March 31, 2021 and March 31, 2020 was favorably impacted by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the three months ended March 31, 2021 and March 31, 2020 was valued at cost, our gross margin for the period then ended would have been 81% and 79%, respectively.
Research and Development Expenses
Our research and development expenses for the three months ended March 31, 2021 were $6.3 million, representing a decrease of $9.6 million, or 60.3%, compared to $16.0 million for the three months ended March 31, 2020. Employee-related expenses decreased $5.2 million primarily due to severance costs incurred in 2020 due to the Merger. Clinical trial and manufacturing expenses decreased with the completion of FCD 105 and serlopitant clinical trials and the product launches of AMZEEQ and ZILXI during 2020.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2021 were $16.6 million, representing a decrease of $8.8 million, or 34.6%, compared to $25.4 million for the three months ended March 31, 2020. Employee-related expenses decreased by $6.1 million primarily due to severance costs incurred in 2020 due to the Merger. Professional services spend decreased as these expenses were incurred in 2020 as a result of the Merger.
Interest Expense
Interest expense for the three months ended March 31, 2021 and March 31, 2020 was $1.1 million.
Other Expense (Income), net
Other expense (income), net for the three months ended March 31, 2021 was $0.1 million of expense as compared with $0.7 million of income for the three months ended March 31, 2020.
Income Taxes
There was no income tax (benefit) expense for the three months ended March 31, 2021 and March 31, 2020.
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
As of March 31, 2021, we had cash, cash equivalents, restricted cash and investments of $120.4 million. Our cash, cash equivalents, restricted cash and investments are held in money market accounts and marketable securities.

VYNE Pharmaceuticals Inc., a Delaware corporation and a subsidiary of the Company (the “Borrower”), Foamix and the Company, each as a guarantor, the lenders party thereto, and Perceptive Credit Holdings II, LP, as administrative agent for the lenders, entered into an Amended and Restated Credit Agreement and Guaranty, dated as of March 9, 2020 (the “Credit Agreement”). We have guaranteed the indebtedness obligation of the Borrower under the Credit Agreement and in connection with the Credit Agreement also granted a first priority security interest in substantially all of our assets for the benefit of the lenders. The Credit Agreement provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $50.0 million, and as of March 31, 2021, approximately $35.0 million was drawn under the Credit Agreement. We did not, and do not expect to, incur the remaining $15.0 million under the Credit Agreement.
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
As a result of recent unfavorable payor formulary decisions, coupled with continued uncertainties surrounding the impact of COVID-19, the Company’s current projections indicate that it may not be in compliance with certain revenue covenants in each of the subsequent periods of 2021. The Company believes that its existing cash, cash equivalents and investments as of March 31, 2021 and projected cash flows from revenues will provide sufficient resources to fund its current ongoing needs, including all potential debt obligations, for at least the next twelve months from the issuance of these financial statements. However, the Company may seek additional financing in order to achieve its longer-term strategic plans. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See "Note 1 - Nature of Operations."
The COVID-19 pandemic and government measures taken in response to the pandemic have had a significant impact on the Company's operations. Access to healthcare providers has been limited, which has dampened sales and negatively impacted the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI. On August 5, 2020, the Company and its lenders amended the minimum net revenue covenant in the Amended and Restated Credit Agreement following an assessment of the impact of the pandemic on the Company's revenue. See "Note 8 - Long-Term Debt." Access to healthcare providers has remained limited through the first quarter of 2021. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition and liquidity will depend on future developments that are highly uncertain, subject to change and will continue to evolve with geographical re-openings, surges in cases and the vaccination effort. If the activities of the Company's sales force continue to be disrupted or patients elect not to visit their healthcare providers during the pandemic, the Company may continue to generate less revenue than expected, which would have a material adverse effect on its financial results and liquidity as well as hinder its ability to satisfy certain covenants contained in the Amended and Restated Credit Agreement.
Summary Statement of Cash Flows
The following table summarizes our statement of cash flows for the three months ended March 31, 2021 and 2020:

	Three months ended March 31
	2021	2020
	(in thousands of U.S. dollars)
Net cash (used in) / provided by:
Operating activities	$(12,551)	$(52,211)
Investing activities	—	65,980
Financing activities	$73,503	$140
Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Adjustments to net income for non-cash items mainly include depreciation and amortization and share-based compensation.
Net cash used in operating activities was $12.6 million in the three months ended March 31, 2021, compared to $52.2 million in the three months ended March 31, 2020. The decrease was attributable primarily to increases in revenues with the launch of AMZEEQ and ZILXI in January 2020 and October 2020, respectively, as well as decreased costs associated with the Merger.

Cash Used in (Provided by) Investing Activities
There was no net cash used in (provided by) investing activities in the three months ended March 31, 2021, compared to $66.0 million of net cash provided by investing activities in the three months ended March 31, 2020. The change was primarily attributable to the cash acquired through the Merger and a decrease in investments in bank deposits and marketable securities in the three months ended March 31, 2020.
Cash Provided by Financing Activities
There was $73.5 million provided by financing activities in the three months ended March 31, 2021, compared to $0.1 million in the three months ended March 31, 2020. The increase was attributable to proceeds from the offering of common stock in January 2021, along with the exercise of options and issuance of shares under our equity incentive plan.
Cash and Funding Sources
Our sources of liquidity in the three months ended March 31, 2021 consisted primarily of proceeds from the issuance of common stock under the at-the-market offering and the registered direct offering in January 2021 and sales of AMZEEQ and ZILXI.
Our sources of liquidity in the three months ended March 31, 2020 consisted primarily of cash and investments acquired in the Merger.
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
Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 4, 2021.
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
COVID-19
The COVID-19 pandemic and government measures taken in response to the pandemic have had a significant impact on the Company's operations. Access to healthcare providers has been limited, which dampened sales and negatively impacted the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI. Access to healthcare providers has remained limited through the first quarter of 2021. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition and liquidity will depend on future developments that are highly uncertain, subject to change and will continue to evolve with geographical re-openings, surges in cases and the vaccination effort. If the activities of the Company's sales force continue to be disrupted or patients elect not to visit their healthcare providers during the pandemic, the Company may continue to generate less revenue than expected, which would have a material adverse effect on its financial results and liquidity as well as hinder its ability to satisfy certain covenants contained in the Amended and Restated Credit Agreement. In addition, the Company further assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, impairments of long-lived assets and revenue recognition. In 2020, the Company recorded impairments of goodwill and certain indefinite-lived intangibles; however, these impairments were unrelated to the impact of COVID-19 (See “Note 3 – Business Combination” for more information). The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
Indemnification
As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2021 and December 31, 2020.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2021 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of March 31, 2021, no claims or actions are pending against the Company that, in the opinion in management, are likely to have a material adverse effect on the Company.
1A. Risk Factors.
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 4, 2021. As of March 31, 2021 there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6.  Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-K	3/4/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	9/08/2020	3.2

10.1	Offer Letter, dated as of April 7, 2021, by and between Andrew Saik and VYNE Pharmaceuticals Inc.				X

10.2	Offer Letter, dated as of April 7, 2021, by and between Mutya Harsch and VYNE Pharmaceuticals Inc.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	The cover page of VYNE Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within Exhibit 101 attachments).
_______________________________________________________
*    The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of VYNE Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 6, 2021

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Andrew Saik
Andrew Saik Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)