Form 10-Q
period 2021-06-30
VYNE Therapeutics Inc.
filed 2021-08-12
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
Yes  ☐ No  ☒
As of August 6, 2021, there were 51,511,845 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
The following factors, among others, including any described in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, could cause our future results to differ materially from those expressed in the forward-looking information:

•our ability to successfully complete a sale or out-license of our minocycline franchise on terms acceptable to us in a timely manner or at all;
•our ability to successfully execute our business strategy, including our ability to successfully develop our BETi platform for immuno-inflammatory diseases;
•our ability to raise substantial additional financing to fund our operations and continue as a going concern;
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
•our intentions and our ability to establish collaborations;
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
•the timing, costs or results of litigation, including litigation to protect our intellectual property, including the matter with Padagis Israel Pharmaceuticals Ltd.;
•our ability to successfully challenge intellectual property claimed by others;
•estimates of our expenses, capital requirements, our needs for additional financing and our ability to obtain additional capital on acceptable terms or at all;
•our ability to attract and retain key scientific or management personnel;
•our defense of litigation that may be initiated against us;
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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	June 30	December 31
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$103,406	$57,563
Restricted cash	605	855
Investment in marketable securities (Note 6)	—	1,027
Trade receivables, net of allowances	10,868	15,819
Prepaid and other assets	5,268	4,591
Inventory (Note 7)	8,279	7,404
Total Current Assets	128,426	87,259
Property and equipment, net	501	555
Operating lease right-of-use assets (Note 10)	1,225	1,583
Prepaid and other assets	3,831	4,345
Total Assets	$133,983	$93,742

Liabilities and shareholders’ equity
Current Liabilities:
Trade payables	$10,080	$4,780
Accrued expenses (Note 4)	10,146	11,452
Debt (Note 8)	33,375	—
Employee related obligations	3,481	4,360
Operating lease liabilities (Note 10)	434	757
Other	104	104
Total Current Liabilities	57,620	21,453
Liability for employee severance benefits	206	312
Operating lease liabilities (Note 10)	812	853
Long-term debt (Note 8)	—	33,174
Other liabilities	452	457
Total Liabilities	59,090	56,249
Commitments and Contingencies (Note 11)	—	—
Shareholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock: $0.0001 par value; 75,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 51,511,845 and 43,205,221 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	681,558	603,685
Accumulated deficit	(606,670)	(566,196)
Total Shareholders' Equity	74,893	37,493
Total Liabilities and Shareholders’ Equity	$133,983	$93,742
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Revenues (Note 4)
Product sales	$3,963	$1,483	$7,852	$3,233
License revenues	—	10,000	—	10,000
Royalty revenues	295	205	525	205
Total Revenues	4,258	11,688	8,377	13,438

Cost of goods sold	795	216	1,396	487

Operating Expenses:
Research and development	6,409	13,119	12,742	29,072
Selling, general and administrative	15,835	26,459	32,451	51,874
Goodwill and in-process research & development impairments	—	54,345	—	54,345
Contingent Stock Right Remeasurement	—	84,726	—	84,726
Total Operating Expenses	22,244	178,649	45,193	220,017
Operating Loss	18,781	167,177	38,212	207,066
Interest expense	1,074	1,070	2,136	2,137
Other expense (income), net	69	(548)	126	(1,271)
Loss Before Income Tax	19,924	167,699	40,474	207,932
Income tax expense (benefit)	—	(259)	—	(259)
Net Loss	$19,924	$167,440	$40,474	$207,673

Loss per share basic and diluted	$0.39	$4.83	$0.81	$9.17

Weighted average shares outstanding - basic and diluted	51,411	34,663	50,162	22,656
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Net Loss	$19,924	$167,440	$40,474	$207,673
Other Comprehensive Loss:
Net unrealized (gains) losses from marketable securities	—	(43)	—	1
Losses on marketable securities reclassified into net loss	—	3	—	4
Total Other Comprehensive Loss	—	(40)	—	5
Total Comprehensive Loss	$19,924	$167,400	$40,474	$207,678
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Total
	Number of Shares	Amounts	Amounts
BALANCE AT JANUARY 1, 2020	9,120,078	$1	$328,156	$(310,587)	$5	$17,575
CHANGES DURING THE PERIOD:
Comprehensive (loss) income	—	—	—	(207,673)	(5)	(207,678)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	258,000	—	260	—	—	260
Stock-based compensation	—	—	12,527	—	—	12,527
Deemed dividend to warrants holders due to warrant modifications	—	—	41	(41)	—	—
Classification of stock awards to derivative liability	—	—	(975)	—	—	(975)
Issuance of common stock through a public offering, net of $3,903 issuance costs	7,776,875	1	53,648	—	—	53,649
Issuance of stock related to merger	24,765,999	2	196,168	—	—	196,170
BALANCE AT JUNE 30, 2020	41,920,952	$4	$589,825	$(518,301)	$—	$71,528

BALANCE AT JANUARY 1, 2021	43,205,221	$4	$603,685	$(566,196)	$—	$37,493
CHANGES DURING THE PERIOD:
Comprehensive loss	—	—	—	(40,474)	—	(40,474)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	254,351	—	403	—	—	403
Stock-based compensation	—	—	4,343	—	—	4,343
Issuance of common stock under at-the-market offering, net of $814 issuance costs	2,778,012	—	26,304	—	—	26,304
Issuance of common stock through a registered direct offering, net of $3,177 issuance costs	5,274,261	1	46,823	—	—	46,824
BALANCE AT JUNE 30, 2021	51,511,845	$5	$681,558	$(606,670)	$—	$74,893
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Total
	Number of Shares	Amounts	Amounts
BALANCE AT APRIL 1, 2020	15,375,282	$2	$420,434	$(350,861)	$(40)	$69,535
CHANGES DURING THE PERIOD:
Comprehensive (loss) income	—	—	—	(167,440)	40	(167,400)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	132,692	—	(43)	—	—	(43)
Stock-based compensation	—	—	10,768	—	—	10,768
Classification of stock awards to derivative liability	—	—	657	—	—	657
Issuance of common stock through a public offering, net of $3,903 issuance costs	7,776,875	1	53,648	—	—	53,649
Issuance of stock related to merger	18,636,103	1	104,361	—	—	104,362
BALANCE AT JUNE 30, 2020	41,920,952	$4	$589,825	$(518,301)	$—	$71,528

BALANCE AT APRIL 1, 2021	51,386,596	$5	$679,642	$(586,746)	$—	$92,901
CHANGES DURING THE PERIOD:
Comprehensive loss	—	—	—	(19,924)	—	(19,924)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	125,249	—	15	—	—	15
Stock-based compensation	—	—	1,901	—	—	1,901
BALANCE AT JUNE 30, 2021	51,511,845	$5	$681,558	$(606,670)	$—	$74,893
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Six months ended June 30
	2021	2020
Cash Flows From Operating Activities:
Net Loss	$40,474	$207,673
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	187
Goodwill and in-process research & development impairments	—	54,345
Contingent stock right remeasurement	—	84,726
Changes in marketable securities and bank deposits, net	—	(142)
Changes in accrued liability for employee severance benefits, net of retirement fund profit	(108)	(21)
Stock-based compensation	4,343	12,527
Non-cash finance income, net	(150)	(833)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Decrease (increase) in trade receivables, prepaid and other assets	4,266	(9,807)
Decrease (increase) in other non-current assets	876	(6,026)
Increase (decrease) in accounts payable and accruals	3,259	(10,908)
Increase in inventory	(875)	(4,445)
Net cash used in operating activities	(28,808)	(88,070)
Cash Flows From Investing Activities:
Purchase of fixed assets	—	(113)
Cash acquired through merger	—	38,641
Proceeds from sale and maturity of marketable securities	1,027	48,577
Net cash provided by investing activities	1,027	87,105
Cash Flows From Financing Activities:
Proceeds related to issuance of common shares through offerings, net of issuance costs	73,127	53,646
Proceeds related to issuance of stock for stock-based compensation arrangements, net	247	100
Net cash provided by financing activities	73,374	53,746
Increase in cash, cash equivalents and restricted cash	45,593	52,781
Effect of exchange rate on cash, cash equivalents and restricted cash	—	1
Cash, cash equivalents and restricted cash at beginning of the period	58,418	44,584
Cash, cash equivalents and restricted cash at end of the period	$104,011	$97,366
Cash and cash equivalents	$103,406	$96,511
Restricted cash	605	855
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$104,011	$97,366
Supplementary information on investing and financing activities not involving cash flows:
Cashless exercise of warrants and restricted stock units	*	*
Issuance of shares under employee stock purchase plan	$144	$163
Additions to operating lease right of use assets	$—	$1,120
Additions to operating lease liabilities	$—	$1,120

Supplemental disclosure of cash flow information:
Interest received	$11	$298
Interest paid	$1,936	$1,946

Fair value of assets acquired	$—	$117,270
Less liabilities assumed	—	5,827
Net acquired (See “Note 3- Business combination”)	—	111,443
Less cash acquired	—	38,641
Merger net of cash acquired	$—	$72,802
*Represents an amount less than one thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE Therapeutics Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

VYNE Therapeutics Inc. ("VYNE" or the "Company") is a biopharmaceutical company focused on developing proprietary, innovative and differentiated therapies for the treatment of immuno-inflammatory diseases of high unmet medical need. The Company is a Delaware corporation, has its principal executive offices in Bridgewater, New Jersey and operates as one business segment. The Company currently has two commercial products, AMZEEQ® (minocycline) topical foam, 4%, and ZILXI® (minocycline) topical foam, 1.5%. As discussed below, the Company has initiated a process to explore a possible sale or license of its topical minocycline franchise.

Strategic Business Review

Beginning in the second quarter of 2021, the Company conducted a review of its commercial and research and development portfolio to determine how to optimally deploy capital and drive shareholder value. During the course of this review, the Company carefully considered the revenues received from the commercialization of AMZEEQ and ZILXI and the associated costs to drive those revenues, the protracted negative impact of the COVID-19 pandemic over the past 18 months during the commercial launches of both AMZEEQ and ZILXI, the current payor landscape, as well as the costs to develop each of its pipeline products. During this process, the Company evaluated several strategic options including the acquisition of marketed assets, out-licensing its approved products outside of the United States, and possible partnering or co-development relationships with interested parties. Following its review, the Company has determined to initiate a process to explore a possible sale or license of its topical minocycline franchise, including AMZEEQ, ZILXI, FCD105 (the Company’s Phase 3 proprietary novel topical combination foam formulation of minocycline and adapalene for the treatment of moderate-to-severe acne vulgaris) and the underlying Molecule Stabilizing Technology platform.

By leveraging its drug development and clinical development capabilities and strong network of discovery and preclinical science partners, the Company will transition its strategic focus to develop therapies for the treatment of immuno-inflammatory diseases of high unmet medical need. The Company expects to continue to invest in FMX114 for the treatment of mild to moderate atopic dermatitis and anticipates the first patient in its Phase 2a proof-of-concept study will be enrolled in the third quarter of 2021. The Company expects results from this study by the end of 2021. In addition, on August 12, 2021, the Company announced a transaction with In4Derm Limited, a company incorporated and registered in Scotland (“In4Derm”). In4Derm is a spin-out of the University of Dundee’s School of Life Sciences which has discovered and is developing proprietary Bromodomain and Extra-Terminal Domain Inhibitors (“BETi”) for the treatment of immunology and oncology conditions. On April 30, 2021, the parties entered into an Evaluation and Option Agreement (the “Option Agreement”) pursuant to which In4Derm granted the Company an exclusive option to obtain exclusive worldwide rights to research, develop and commercialize products containing In4Derm’s BETi compounds, which are new chemical entities, in both topical (the “Topical BETi Option”) and oral (the “Oral BETi Option”) treatments in all fields for any disease, disorder or condition in humans. On August 6, 2021, the Company exercised the Topical BETi Option and the parties entered into a License Agreement granting the Company a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of In4Derm’s BETi compounds identified to be suitable for topical administration in all fields. The Company paid a $1.0 million cash payment to In4Derm upon the execution of the Option Agreement and $0.5 million in connection with the exercise of the Topical BETi Option. Pursuant to the License Agreement, the Company has agreed to make cash payments to In4Derm upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the U.S. of up to $15.75 million for all indications. In addition, the Company currently expects to exercise the Oral BETi Option following the selection of a lead candidate for the program. Upon exercise of the exclusive Oral BETi Option, the parties will sign a license agreement (the “Oral License Agreement”), and the Company will be required to pay In4Derm a $4.0 million cash payment. The Oral License Agreement will include cash payments of up to $43.75 million payable to In4Derm upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the U.S. for all indications. The license agreements also provide for tiered royalty payments of up to 10% of net annual sales across licensed BETi products by the Company. In4Derm is entitled to additional milestones upon the achievement of regulatory approvals in certain jurisdictions outside the U.S.

The initial BETi candidates that the Company plans to develop are VYN201 and VYN202. VYN201 is a pan-bromodomain or pan-BD BET inhibitor. It is a first-in-class “soft” pan-BD BET inhibitor that is designed to mitigate systemic drug exposure and will be developed for topical applications. The Company intends to progress VYN201 into rare, neutrophilic, dermatological indications where there is significant unmet need due to a lack of indicated treatment options. The Company plans to enter this program into the clinic in 2022 after the prerequisite non-clinical safety assessments have been completed.

The second candidate, VYN202, is an orally-delivered, first-in-class BET inhibitor that is highly selective for Bromodomain 2 ("BD2"). Recent research has suggested that the majority of pro-inflammatory signaling via BET protein action is via interactions with BD2. By selectively inhibiting BD2, the Company believes VYN202 could have a more targeted anti-inflammatory effect with an improved benefit/risk profile. The Company views VYN202 as having significant potential as a novel, oral treatment for major immuno-inflammatory indications. Following the exercise of the Oral BETi Option, the Company intends to commence a IND-enabling non-clinical safety program for VYN202 and enter the clinic in 2022.

As the Company transitions from a commercial organization to one focused on research and development, the Company intends to streamline operations by eliminating the vast majority of planned expenditures supporting its commercial operations. Furthermore, the Company intends to reduce its workforce by terminating approximately 70 employees, which the Company expects to be completed by December 31, 2021. The Company expects to incur a one-time charge in the range of approximately $1.5 million to $2.0 million, excluding non-cash charges, in connection with this restructuring plan, consisting primarily of employee termination costs, including severance and other benefits. This charge is expected to be incurred during the quarter ending September 30, 2021 with related cash payments expected to be substantially paid out by December 31, 2021.
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
Topical Minocycline Franchise
In January 2020, the Company launched AMZEEQ®, a once-daily topical antibiotic for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients 9 years of age and older. On May 28, 2020, the U.S. Food and Drug Administration (the "FDA") approved ZILXI® for the treatment of inflammatory lesions of rosacea in adults. ZILXI became available in pharmacies nationwide in October 2020. AMZEEQ and ZILXI are the first topical minocycline products approved by the FDA for any condition.
AMZEEQ and ZILXI utilize the Company’s proprietary Molecule Stabilizing Technology (MST)™ that is also being used in the development of the Company’s product candidate FCD105, a topical foam comprising minocycline and adapalene for the treatment of acne vulgaris. On June 2, 2020, the Company announced positive results from a Phase II clinical trial evaluating the preliminary safety and efficacy of FCD105 (3% minocycline / 0.3% adapalene foam), the first ever topical minocycline-based combination product, for the treatment of moderate-to-severe acne vulgaris. The Company held an end-of-Phase II meeting with the FDA in the fourth quarter of 2020.
Serlopitant
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
Liquidity and Capital Resources
The Company launched AMZEEQ in the United States in January 2020 and commenced generating product revenues in the first quarter of 2020. The Company also launched ZILXI in the United States in October 2020 and commenced generating revenues in the fourth quarter of 2020. The Company’s activities prior to the commercial launches of AMZEEQ and ZILXI had primarily consisted of raising capital, developing product candidates, and performing research and development activities. Since inception, the Company has incurred recurring losses and negative cash flows from operations. For the six months ended June 30, 2021, the Company incurred a net loss of $40.5 million and used $28.8 million of cash in operations. As of June 30, 2021, the Company had cash, cash equivalents, restricted cash and investments of $104.0 million and an accumulated deficit of $606.7 million. The Company's outstanding debt under its Amended and Restated Credit Agreement at June 30, 2021 was $35.0 million. On August 11, 2021, the Company prepaid the entirety of its outstanding indebtedness, including a prepayment premium and accrued but unpaid interest, for a total amount of approximately $36.5 million.
The COVID-19 pandemic and government measures taken in response to the pandemic have had a negative impact on the Company's operations. Access to healthcare providers has been limited, which has negatively impacted sales and the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI. In addition, the commercial launches of both AMZEEQ and ZILXI have been negatively impacted by unfavorable payor decisions in March 2021 on product pricing. These conditions have impaired the Company's ability to generate revenue consistent with internal forecasts, which has had a negative impact on its financial condition and liquidity. The Company and its lenders discussed revenue expected to be generated for the trailing twelve month period ended June 30, 2021, the revenue targets included in the Amended and Restated Credit Agreement and the Company’s strategic transition discussed above. Following such discussions, the Company determined to prepay its outstanding indebtedness in addition to a 4% prepayment fee and accrued but unpaid interest in the total amount of approximately $36.5 million on August 11, 2021. Following the prepayment, the Amended and Restated Credit Agreement has been terminated and the security interests thereunder will be terminated. As a result of the above, the Company determined that its projected cash flows from operations, combined with its cash balance after the debt prepayment, would not provide sufficient resources to fund its existing operations, for at least the next twelve months from the issuance of these financial statements.

As discussed above, the Company completed a strategic review of its business and has determined to initiate a process to explore a sale or license of its minocycline franchise, including AMZEEQ, ZILXI, FCD105 and the underlying MST platform. The Company will refocus its resources on its immuno-inflammatory pipeline and intends to support the FMX114 and the BETi development programs. Research and development activities for these programs, including preclinical and clinical testing of the Company’s drug candidates, will require significant additional financing. The future viability of the Company is dependent on its ability to successfully pivot to its research and development business strategy and develop commercially viable drug candidates and raise additional capital to finance its operations. The Company’s ability to continue as a going concern is contingent on its ability to sell or license its minocycline franchise, develop future commercially viable products and/or to raise sufficient working capital through either debt or equity financing. There is no assurance the Company will be able to achieve these objectives under acceptable terms or at all.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its unaudited condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is expected to be impacted by the outcome of the plans outlined above, including the successful sale or license of its minocycline franchise, positive results from clinical trials for FMX114, and the successful development and positive results from clinical trials for the BETi programs. Based on current plans and assumptions, the Company believes that absent sufficient proceeds received from a sale or license of the minocycline franchise, business development transactions or financing transactions, which are all beyond its control, it will not have sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements. Accordingly, the Company will, over the course of the next twelve months, require significant additional financing to continue its operations. Each of these factors are subject to uncertainty, and therefore, raise substantial doubt about the Company’s ability to continue as a going concern. Failure to successfully complete a sale or license of the minocycline franchise, develop the noted assets, and receive additional financing will require the Company to delay, scale back or otherwise modify its business and its research and development activities and other operations. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
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
The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021.
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
The COVID-19 pandemic and government measures taken in response to the pandemic have had a negative impact on the Company's operations. Access to healthcare providers has been limited, which has negatively impacted sales and the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition and liquidity will depend on future developments that are highly uncertain, subject to change and will continue to evolve with geographical re-openings, surges in cases, the development of new strains and the vaccination effort. In addition, the Company further assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, impairments of long-lived assets and revenue recognition. In 2020, the Company recorded impairments of goodwill and certain indefinite-lived intangible assets; however, these were unrelated to the impact of COVID-19 (See "Note 3 - Business Combination" for more information). The

Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods
d.Business Acquisition
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
The Company’s net product revenues through June 30, 2021 were primarily generated through sales of AMZEEQ, which was approved by the FDA in October 2019 and was commercially launched in the United States in January 2020, and ZILXI, which was approved by the FDA in May 2020 and was commercially launched in the United States in October 2020. Product revenue is recorded net of distribution fees, trade discounts, allowances, rebates, copay program coupons, chargebacks, estimated returns and other incentives. These reserves are classified as either reductions of accounts receivable or as current liabilities. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer mix. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. See “Note 4 – Revenue Recognition” for more information.
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
f.Allowance for credit losses
An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and provisions for doubtful accounts. Provisions for doubtful accounts were not material for the three and six months ended June 30, 2021 and June 30, 2020.
g.Derivative instruments
The Company recognizes all derivative instruments as either assets or liabilities in the unaudited condensed consolidated balance sheet at their respective fair values. All gains and losses associated with derivatives are reported as other expense (income), net in the accompanying condensed consolidated statements of operations. As of June 30, 2021 and June 30, 2020, the Company had no derivative instruments.
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
The following average stock options, restricted stock units (“RSUs”), warrants and incremental shares to be issued under the employee stock purchase plan (“ESPP”) were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Outstanding stock options, RSUs and shares under the ESPP	5,378,428	3,743,846	5,365,232	3,020,509
Warrants	495,165	473,258	495,165	318,084
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

On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. The Company does not intend to further pursue the development of serlopitant. As such, the Company recorded a full impairment charge of $4.5 million related to goodwill in its unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020. There were no impairment charges in the three and six months ended June 30, 2021.
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
On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. The Company does not intend to further pursue the development of serlopitant. As such, the Company recorded a full impairment charge of $49.8 million related to the IPR&D asset in its unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020. There were no impairment charges in the three and six months ended June 30, 2021.
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
Pro Forma
The actual Menlo net loss included in the Company’s condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2020 (for the period from the March 9, 2020, the Effective Date, through June 30, 2020, which are not indicative of the results to be expected for a full year) and the supplemental unaudited pro forma revenue and net loss of the combined entity had the acquisition been completed on January 1, 2019 are as follows:
Actual Menlo results of operations included in the condensed consolidated statement of operation for the three and six months ended June 30, 2020:

(in thousands)	Three months ended June 30, 2020	Six months ended June 30, 2020
	(Unaudited)
Revenues	$—	$—
Loss attributable to Menlo	$7,594	$19,637

	Three months ended June 30, 2020	Six months ended June 30, 2020
(in thousands, except per share data)	(Unaudited)	(Unaudited)
SUPPLEMENTAL PRO FORMA COMBINED RESULTS OF OPERATIONS:
Revenues	$11,688	$13,438
Net loss	$167,441	$205,082
Loss per share - basic and diluted	$1.21	$1.23

Adjustments to the supplemental pro forma combined results of operations, included in the above, are as follows:
Transaction costs	$—	$(14,931)
Acceleration of stock based compensation	—	(7,199)
Total Adjustments	$—	$(22,130)

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
NOTE 4 – REVENUE RECOGNITION
Product Sales
Product revenues for the three and six months ended June 30, 2021 were primarily generated from sales of AMZEEQ which was commercially launched in the United States in January 2020 and ZILXI which became available in pharmacies nationwide on October 1, 2020. The Company’s customers include a limited number of national and select regional distributors and certain independent and specialty pharmacies, together (the "customers"). The distributors subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. Net product revenue is typically recognized when customers obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of product to the customers. For the three months ended June 30, 2021, there were three major customers that each accounted for more than 10% of total product revenues and, as a group, represented 56% of total product revenues. For the six months ended June 30, 2021, there were four major customers that each accounted for more than 10% of total product revenues and, as a group, represented 70% of total product revenues. For the three months ended June 30, 2020, there were three major customers that each accounted for more than 10% of total product revenues and as a group, represented 100% of total product revenues. For the six months ended June 30, 2020, there were three major customers that each accounted for more than 10% of total product revenues and as a group, represented 99% of total product revenues.
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
Provisions for distribution fees, trade discounts and chargebacks are reflected as a reduction to trade receivables, net on the condensed consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the condensed consolidated balance sheet. Provisions for revenue reserves described below reduced product revenues by $16.2 million and $5.9 million for the three months ended June 30, 2021 and June 30, 2020, respectively. Provisions for revenue reserves described below reduced product revenues by $31.8 million and $14.1 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The revenue reserve accrual at June 30, 2021 and December 31, 2020 was $7.6 million and $5.8 million, respectively, reflected in accrued expense in the consolidated balance sheet.
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
License Revenues
On April 23, 2020, the Company announced that it entered into a license agreement with Cutia for AMZEEQ as well as certain of the Company's other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved in the U.S., FCD105 in the Greater China territory. The Company will supply the finished licensed products to Cutia for clinical and commercial use. Outside of the license transferred, the Company does not have any additional performance obligations under the arrangement. In exchange for the license, the Company received an upfront cash payment of $10.0 million in 2020 ($6.0 million received in the three months ended June 30, 2020 and $4.0 million received in the three months ended September 30, 2020) and will be eligible to receive an additional $1.0 million payment upon the receipt of marketing approval in China of the first licensed product. The license is considered functional IP as the licensee is able to use and benefit from the license without the continued involvement of the Company. There was no license revenue in the three months ended June 30, 2021. The Company recorded $10.0 million of license revenue in the three and six months ended June 30, 2020. The Company will also receive royalties on net sales of any licensed products, such royalties will be recognized in the period the sales or usage occurs under the royalties sales-and usage based exception. The Company has not recorded revenue related to the $1.0 million payment due upon receipt of marketing approval for the licensed product as such amount is constrained under the variable consideration guidance under ASC 606, Revenue from Contracts with Customers.
Contract Assets and Contract Liabilities
The Company did not have any contract assets (unbilled receivables) related to product sales as of June 30, 2021 and December 31, 2020, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract assets (unbilled receivables) related to its license revenues as of June 30, 2021 and December 31, 2020.
The Company did not have any contract liabilities as of June 30, 2021 and December 31, 2020, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
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
Royalty Revenues
The Company is entitled to royalty payments with respect to sales of a product developed by a customer in collaboration with the Company. Revenues in the amount of $0.3 million and $0.5 million were recorded during the three and six months ended June 30, 2021, respectively. Revenues in the amount of $0.2 million were recorded during the three and six months ended June 30, 2020.
NOTE 5 - FAIR VALUE MEASUREMENT
The Company’s assets and liabilities that are measured at fair value as of December 31, 2020, are classified in the table below in one of the three categories described in "Note 2 - Fair value measurement" above:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Marketable securities	$1,027	$—	$—	$1,027

The Company sold its marketable securities during the six months ended June 30, 2021.

NOTE 6 - MARKETABLE SECURITIES
Marketable securities as of December 31, 2020 consist mainly of mutual funds securities. The debt securities are classified as available-for-sale and are recorded at fair value. Changes in fair value, net of taxes (if applicable), are reflected in other comprehensive loss. Realized gains and losses on sales of the securities, as well as premium or discount amortization, are included in the condensed consolidated statement of operations as other expense (income), net.

Equity securities with readily determinable fair value are measured at fair value. The changes in the fair value of equity investments are recognized through other expense (income), net in the condensed consolidated statements of operations.
The following table sets forth the Company’s marketable securities:

	June 30	December 31
(in thousands)	2021	2020
Israeli mutual funds	$—	$1,027

As of June 30, 2021 and December 31, 2020 there were no available-for-sale debt securities.

The Company has considered factors regarding other than temporary impaired securities and determined that there are no securities with impairment that is other than temporary as of June 30, 2021 and December 31, 2020.
During the six months ended June 30, 2021 and June 30, 2020 the Company received aggregate proceeds of $1.0 million and $36.4 million, respectively, upon sale and maturity of marketable securities.
As of June 30, 2021 and December 31, 2020, there were no restricted marketable securities.
NOTE 7 – INVENTORY
Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis by product. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. The Company commenced capitalizing inventory for AMZEEQ and ZILXI upon FDA approval in October 2019 and May 2020, respectively. The Company periodically reviews its inventory levels and, if necessary, writes down inventory that is expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that fails to meet commercial sale specifications, with a corresponding charge to cost of goods sold. There were no inventory write-downs during the three and six months ended June 30, 2021 and June 30, 2020.
The following table sets forth the Company’s inventory:

	June 30	December 31
(in thousands)	2021	2020
Raw materials	$3,466	$4,042
Work-in-process	680	662
Finished goods	4,133	2,700
Total	$8,279	$7,404
NOTE 8 - DEBT
On July 29, 2019, Foamix entered into a Credit Agreement (the "Credit Agreement") to secure up to $50 million from two lenders, one of which is a significant stockholder of the Company and is considered a related party, and a Securities Purchase Agreement with one of the lenders for gross proceeds of approximately $14 million, before deducting offering expenses (see “Note 9- Share Capital” for more information). On March 9, 2020, the Company entered into an Amended and Restated Credit Agreement and Guaranty (as further amended on August 5, 2020, the “Amended and Restated Credit Agreement”), whereby the Company has guaranteed the indebtedness obligations of the borrower and granted a first priority security interest in substantially all of our assets for the benefit of the lenders. As of June 30, 2021 and December 31, 2020, $35.0 million was drawn under the Amended and Restated Credit Agreement. The Company did not incur the remaining $15.0 million under the Amended and Restated Credit Agreement.
The term loans available under the Amended and Restated Credit Agreement were comprised as follows: (a) $15 million that was funded on July 29, 2019 (the “Tranche 1 Loan”), (b) $20 million that was funded on December 17, 2019 (the “Tranche 2 Loan”) and (c) up to $15 million that was available prior to September 30, 2020 (the “Tranche 3 Loan”). The Tranche 2 Loan was borrowed following the FDA’s approval of the NDA for AMZEEQ and listing of AMZEEQ in the FDA’s “Orange Book,” in addition to maintaining arrangements with a third party for the commercial supply and manufacture of AMZEEQ. The Company did not incur the Tranche 3 Loan. Interest on the loans was equal to the sum of (A) 8.25% (subject to increase in accordance with the terms of the Amended and Restated Credit Agreement) plus (B) the greater of (x) the one-month LIBOR as of the second business day immediately preceding the first day of the calendar month or the date of borrowing (if such loan is not outstanding as of the first day of the calendar month), as applicable, and (y) 2.75%.
The loans were scheduled to mature on July 29, 2024. However, the Company and its lenders discussed the revenue expected to be generated for the trailing twelve month period ended June 30, 2021, the revenue targets included in the Amended and Restated Credit Agreement and the Company’s strategic transition discussed above. Following such discussions, the Company determined to prepay its outstanding indebtedness in addition to a 4% prepayment fee and accrued but unpaid interest in the total amount of approximately $36.5 million on August 11, 2021. Following the prepayment, the Amended and Restated Credit Agreement has been terminated and the security interests thereunder will be terminated. The Company reclassified the outstanding indebtedness as a current liability based on the conditions existing as of June 30, 2021.
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
The fair value of the debt as of June 30, 2021 was $36.9 million and is categorized as Level 3. The valuation was performed by applying the income approach, under which the contractual present value method was used. The estimation of risk adjusted discount curve was based on public information reported in the financial statements of publicly traded venture lending companies.
During the three months ended June 30, 2021 and June 30, 2020, the Company recorded interest expense of $1.0 million and discount cost of $0.1 million. During the six months ended June 30, 2021 and June 30, 2020, the Company recorded interest expense of $1.9 million and discount cost of $0.2 million.
NOTE 9 – SHARE CAPITAL
Preferred stock
As of June 30, 2021, the Company's Certificate of Incorporation, as amended, authorizes the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of June 30, 2021 and December 31, 2020.
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
Common stock
The number of shares of common stock authorized under the Company's Amended and Restated Certificate of Incorporation was proportionately reduced in connection with the Company's one-for-four reverse stock split in February 2021. On July 19,

2021, the Company held its annual meeting of stockholders (the "Annual Meeting"). Following the approval by the holders of a majority of the outstanding shares of common stock at the Annual Meeting, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 150,000,000 shares, effective as of July 19, 2021. Accordingly, the Company is authorized to issue 150,000,000 shares of common stock, par value $0.0001 per share.
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
The exchange of Warrants from Foamix warrants to Menlo warrants and the additional CSR was accounted for as a modification, by analogy, from the modification’s guidance under ASC 260-10-S99-2. The Company assessed the significance of the modification of the Warrants by comparing the fair value of the Warrants immediately before and after the amendments. In its assessment, it also considered additional qualitative factors. The Company concluded that the change of terms was not significant. Therefore, the incremental fair value, in the amount of $41,000, of the modified Warrants over the original ones (as of modification date) was recognized in retained earnings as a deemed dividend to the Warrants holders in the six months ended June 30, 2020.
Share-based compensation
Equity incentive plans:
Upon closing of the Merger, the Company adopted Foamix’s 2019 Equity incentive plan (the “2019 Plan”). As of June 30, 2021, 1,240,195 shares remain issuable under the 2019 Plan. In addition, the Company adopted the 2018 Omnibus Incentive Plan (the "2018 Plan") in January 2018. In January 2020, the number of shares reserved under the 2018 Plan automatically increased by 750,000 shares of common stock pursuant to the terms thereof. As of June 30, 2021, 519,928 shares remain issuable under the 2018 Plan.
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
As of June 30, 2021, 2,261,108 shares remain available for grant under the ESPP.
During the six months ended June 30, 2021, 42,989 shares were issued to employees pursuant to the ESPP. During the six months ended June 30, 2020, 61,031 Foamix ordinary shares were purchased by Foamix employees pursuant to the ESPP prior to the Merger. Such shares were later exchanged for 36,155 shares of the Company's common stock and one CSR in the Merger, adjusted retrospectively to 9,038 shares of common stock and one CSR upon the reverse stock split effective February 12, 2021.
Options and RSUs granted to employees and directors:
In the six months ended June 30, 2021 and 2020, the Company granted options and RSU as follows:

	Six months ended June 30, 2021
	Award amount*	Exercise price range*	Vesting period	Expiration
Employees and Directors:
Options	957,682	$5.02-$11.08	1 year -4 years	10 years
RSUs	366,678	—	1 year -4 years	—

	Six months ended June 30, 2020
	Award amount*	Exercise price range*	Vesting period	Expiration
Employees and Directors:
Options	1,195,611	$7.80-$12.52	1 year -4 years	10 years
RSUs	647,427	—	1 year -4 years	—
* All amounts and exercise prices for pre-Merger grants are presented following the exchange to Menlo options and RSUs at the Exchange Ratio described in Note 3-Business Combination.
The fair value of options and RSUs granted to employees and directors during the six months ended June 30, 2021 and the six months ended June 30, 2020 was $7.5 million and $11.4 million, respectively.
The fair value of RSUs granted is based on the share price on the grant date.
The fair value of options granted was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Six months ended June 30
	2021	2020
Dividend yield	0%	0%
Expected volatility	68.38%-69.12%	60.44%-69.83%
Risk-free interest rate	0.5%-1.07%	0.44%-1.26%
Expected term	6 years	6 years

Pursuant to the Merger, all outstanding options and RSUs granted by Foamix were exchanged for stock options and RSUs of Menlo’s common stock according to the Exchange Ratio. In addition, for each option and RSU the holder received a CSR as described in Note 3- Business Combination. This transaction was considered by the company to be a modification under ASC 718, Compensation - Stock Compensation. The modification did not affect the remaining requisite service period. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded immaterial incremental compensation expense for the three months ended March 31, 2020. As described in Note 3 - Business Combination, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The conversion was considered by the company to be a modification under ASC 718. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded incremental compensation of $0.5 million and $1.4 million for the three and six months ended June 30, 2021, respectively and $9.3 million for the three and six months ended June 30, 2020. As of June 30, 2021 there is $1.9 million of unrecognized incremental compensation expense related to the modification which will primarily be amortized using a graded vesting method over the next 2 years.
Awards granted to holders who are no longer employed or providing services to the Company are accounted for in accordance with ASC 815-40, Derivatives and Hedging. Under this guidance, the awards are classified as a derivative liability because the award no longer exchanges a fixed amount of cash for a fixed number of shares. Accordingly, as of March 9, 2020 the Company reclassified $1.6 million from additional paid-in capital to derivative liability on the unaudited condensed consolidated balance sheet. Prior to the reclassification of these awards as a liability instrument, the Company recorded an incremental compensation expense of $0.6 million due to the above mentioned modification in accordance with ASC 718. Subsequent to the reclassification of these awards as a liability instrument, the Company recorded incremental compensation expense of $0.5 million and $1.0 million million for the three and six months ended June 30, 2020. There was no incremental compensation expense for the three and six months ended June 30, 2021. As described in Note 3 - Business Combination, on April 6, 2020, the Company announced that study MTI-105 and study MTI-106 did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Accordingly, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. On April 6, 2020, the awards are exchangeable for a fixed amount of cash for a fixed number of shares and were remeasured to fair value and reclassified from derivative liability to additional paid-in capital.
Prior to the Merger, Menlo recognized all expenses relating to awards outstanding as of the Effective Date. These awards were subject to acceleration upon the change of control per the previous Menlo stock option plan.
The following table illustrates the effect of share-based compensation on the statements of operations:

	Three months ended June 30		Six months ended June 30
(in thousands)	2021	2020	2021	2020
Research and development expenses	$442	$3,050	$900	$3,566
Selling, general and administrative	1,459	7,718	3,443	8,961
Total	$1,901	$10,768	$4,343	$12,527
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
Maturities of lease liabilities are as follows:

(in thousands)
2021	$458
2022	761
2023	151
Total lease payments	1,370
Less imputed interest	124
Total lease liability	$1,246

As of June 30, 2021, the Company had a lien in the amount of $0.6 million on the Company’s cash in respect of bank guarantees granted in order to secure the lease agreements.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of June 30, 2021, no claims or actions are pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.
As previously disclosed, on June 30, 2021, the Company received a paragraph IV certification notice (the “Notice”) from Padagis Israel Pharmaceuticals Ltd. (f/k/a Perrigo Israel Pharmaceuticals Ltd. (“Padagis”)) advising that Padagis has submitted to the U.S. Food and Drug Administration (the “FDA”) an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of the Company’s product AMZEEQ® (minocycline) topical foam, 4% in the United States prior to the expiration of the Company’s U.S. patents Nos. 8,865,139, 8,945,516, 8,992,896, 9,675,700, 10,086,080, 10,137,200, 10,213,512, 10,265,404, 10,398,641, 10,517,882, 10,821,187, and 10,849,847 (the “Listed Patents”), which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, otherwise known as the “Orange Book.” The Notice alleges that the Listed Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Padagis’s ANDA.

On August 9, 2021, the Company initiated a patent infringement suit against Padagis in the United States District Court for the District of Delaware arising from Padagis’s ANDA filing with the FDA. The patent infringement suit asserts each of the Listed Patents. As a result, under applicable law, the FDA cannot grant final approval to Padagis’s ANDA before December 30, 2023, or a court decision in Padagis’s favor. VYNE is seeking, among other relief, an order that the effective date of any FDA approval of Padagis’s ANDA be no earlier than the expiration of the Listed Patents, the latest of which expires on September 8, 2037, and such further and other relief as the court may deem appropriate.

The Company intends to vigorously defend its intellectual property rights, including the Listed Patents.

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
Company Overview

Beginning in the second quarter of 2021, we conducted a review of our commercial and research and development portfolio to determine how to optimally deploy capital and drive shareholder value. During the course of this review, we carefully considered the revenues received from the commercialization of AMZEEQ and ZILXI and the associated costs to drive those revenues, the protracted negative impact of the COVID-19 pandemic over the past 18 months during the commercial launches of both AMZEEQ and ZILXI, the current payor landscape, as well as the costs to develop each of our pipeline products. During this process, we evaluated several strategic options, including the acquisition of marketed assets, out-licensing our approved products outside of the United States, and possible partnering or co-development relationships with interested parties. Following our review, we have determined to initiate a process to explore a possible sale or license of our topical minocycline franchise, including AMZEEQ, ZILXI, FCD105 (the Company’s Phase 3 proprietary novel topical combination foam formulation of minocycline and adapalene for the treatment of moderate-to-severe acne vulgaris) and the underlying Molecule Stabilizing Technology platform.

By leveraging our drug development and clinical development capabilities and strong network of discovery and preclinical science partners, we will transition our strategic focus to develop therapies for the treatment of immuno-inflammatory diseases of high unmet medical need. We expect to continue to invest in FMX114 for the treatment of mild to moderate atopic dermatitis and anticipate the first patient in our Phase 2a proof-of-concept study will be enrolled in the third quarter of 2021. We expect results from this study by the end of 2021. In addition, on August 12, 2021, we announced a transaction with In4Derm Limited, a company incorporated and registered in Scotland (“In4Derm”). In4Derm is a spin-out of the University of Dundee’s School of Life Sciences which has discovered and is developing proprietary Bromodomain and Extra-Terminal Domain Inhibitors (“BETi”) for the treatment of immunology and oncology conditions. On April 30, 2021, the parties entered into an Evaluation and Option Agreement (the “Option Agreement”) pursuant to which In4Derm granted us an exclusive option to obtain exclusive worldwide rights to research, develop and commercialize products containing In4Derm’s BETi compounds, which are new chemical entities, in both topical (the “Topical BETi Option”) and oral (the “Oral BETi Option”) treatments in all fields for any disease, disorder or condition in humans. On August 6, 2021, we exercised the Topical BETi Option and the parties entered into a License Agreement granting VYNE a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of In4Derm’s BETi compounds identified to be suitable for topical administration in all fields. We paid a $1.0 million cash payment to In4Derm upon the execution of the Option Agreement and $0.5 million in connection with the exercise of the Topical BETi Option. Pursuant to the License Agreement, we have agreed to make cash payments to In4Derm upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the U.S. of up to $15.75 million for all indications. In addition, we currently expect to exercise the Oral BETi Option following the selection of a lead candidate for the program. Upon exercise of the exclusive Oral BETi Option, the parties will sign a license agreement (the “Oral License Agreement”), and we will pay In4Derm a $4.0 million cash payment. The Oral License Agreement will include cash payments of up to $43.75 million payable to In4Derm upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the U.S. for all indications. The license agreements also provide for tiered royalty payments of up to 10% of net annual sales across licensed BETi products by VYNE. In4Derm is entitled to additional milestones upon the achievement of regulatory approvals in certain jurisdictions outside the U.S.

The initial BETi candidates that we plan to develop are VYN201 and VYN202. VYN201 is a pan-bromodomain or pan-BD BET inhibitor. It is a first-in-class “soft” pan-BD BET inhibitor that is designed to mitigate systemic drug exposure and will be developed for topical applications. We intend to progress VYN201 into rare, neutrophilic, dermatological indications where there is significant unmet need due to a lack of indicated treatment options. We plan to enter this program into the clinic in 2022 after the prerequisite non-clinical safety assessments have been completed.

The second candidate, VYN202, is an orally-delivered, first-in-class BET inhibitor that is highly selective for Bromodomain 2 ("BD2"). Recent research has suggested that the majority of pro-inflammatory signaling via BET protein action is via interactions with BD2. By selectively inhibiting BD2, we believe VYN202 could have a more targeted anti-inflammatory effect with an improved benefit/risk profile. We view VYN202 as having significant potential as a novel, oral treatment for major immuno-inflammatory indications. Following the exercise of the Oral BETi Option, we intend to commence a IND-enabling non-clinical safety program for VYN202 and enter the clinic in 2022.

As we transition from a commercial organization to one focused on research and development, we intend to streamline operations by eliminating the vast majority of planned expenditures supporting our commercial operations. Furthermore, we intend to reduce our workforce by terminating approximately 70 employees, which we expect to be completed by December 31, 2021. We expect to incur a one-time charge in the range of approximately $1.5 million to $2.0 million, excluding non-cash charges, in connection with this restructuring plan, consisting primarily of employee termination costs, including severance and other benefits. This charge is expected to be incurred during the quarter ending September 30, 2021 with related cash payments expected to be substantially paid out by December 31, 2021.
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
•Tyler Zeronda was appointed as our interim Chief Financial Officer and Treasurer, effective as of June 18, 2021, following the resignation of Andrew Saik.
•On July 19, 2021, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 150,000,000 shares. The increase in the number of authorized shares was approved by the holders of a majority of the outstanding shares of common stock at the Company's annual meeting of stockholders held on July 19, 2021.

•On August 9, 2021, we initiated a patent infringement suit against Padagis Israel Pharmaceuticals Ltd. (f/k/a Perrigo Israel Pharmaceuticals Ltd. (“Padagis”)) in the United States District Court for the District of Delaware arising from Padagis’s ANDA filing with the FDA. The patent infringement suit asserts each of the patents related to AMZEEQ listed in the Orange Book (the “Listed Patents”). As a result, under applicable law, the FDA cannot grant final approval to Padagis’s ANDA before December 30, 2023, or a court decision in Padagis’s favor. VYNE is seeking, among other relief, an order that the effective date of any FDA approval of Padagis’s ANDA be no earlier than the expiration of the Listed Patents, the latest of which expires on September 8, 2037, and such further and other relief as the court may deem appropriate.
•On August 11, 2021, the Company prepaid its outstanding indebtedness in addition to a 4% prepayment fee and accrued but unpaid interest. Following the prepayment, the Amended and Restated Credit Agreement has been terminated and the security interests thereunder will be terminated. See "Part I—Item 1. Unaudited Condensed Consolidated Financial Statements—Note 8. Debt."
•On August 12, 2021, we announced a licensing arrangement with In4Derm, giving us access to their library of novel BETi compounds. See "—Company Overview."
•On August 12, 2021, we announced that we have initiated a process to explore a sale or license of our topical minocycline franchise. In addition, we will refocus our resources on our immuno-inflammatory development programs, including the compounds that we licensed from In4Derm. See “—Company Overview.”
Financial Overview
We have incurred net losses since our inception. Until the first quarter of 2020, when we commenced commercial operations, our business activities were primarily limited to developing product candidates, raising capital and performing research and development activities. As of June 30, 2021, we had an accumulated deficit of $606.7 million. We recorded net losses of $19.9 million and $167.4 million for the three months ended June 30, 2021 and 2020, respectively.
Our capital resources and business efforts have largely been focused on activities relating to the commercialization of AMZEEQ and ZILXI and advancing our product candidates and pipeline. As discussed above, we completed a strategic review of our business and have determined to explore a possible sale or license of our minocycline franchise, including AMZEEQ, ZILXI, FCD105 and the underlying MST platform. We will refocus our resources on our immuno-inflammatory pipeline and expect to support the continued development of FMX114 and the BETi research and development programs. Research and development activities for these programs, including preclinical and clinical testing of the Company’s drug candidates, will require significant additional financing. The future viability of the Company is dependent on our ability to successfully execute our business strategy and develop our drug candidates and raise additional capital to finance operations. Our failure to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies.
Components of Operating Results
Revenues
Our revenue during the periods presented has been comprised of AMZEEQ and ZILXI product sales and collaboration revenue.
We received FDA approval for AMZEEQ on October 18, 2019 and launched AMZEEQ in the United States in January 2020. We commercially launched ZILXI on October 1, 2020. We have generated product revenue of $7.9 million for the six months ended June 30, 2021. We will not commercially launch our other product candidates in the United States or generate any revenues from sales of any of our product candidates unless and until we obtain marketing approval. Our ability to generate revenues from sales will depend on the successful commercialization of our drug products AMZEEQ and ZILXI and any other product candidates that receive marketing approval.
Historically, we have generated revenues under development and license agreements including royalty payments in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer, which later assigned it to Leo Pharma A/S ("LEO"). In the three months ended March 31, 2020, we did not receive or become entitled to any royalty payments due to the suspension of the manufacturing of Finacea by LEO, following inadequate supply of quality-compliant batches of the API used in such product. In April 2020, LEO informed us that it had reestablished the supply of Finacea foam and resumed commercial sale in the United States. In the six months ended June 30, 2021 we received royalties of $0.5 million.

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
Additionally, on April 23, 2020, we entered into a licensing agreement with Cutia for AMZEEQ as well as certain of our other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved in the U.S., FCD105 in the Greater China territory. We will supply the finished licensed products to Cutia for clinical and commercial use. We received an upfront cash payment of $10.0 million in 2020 ($6.0 million received in the three months ended June 30, 2020 and $4.0 million received in the three months ended September 30, 2020) and will be eligible to receive an additional $1 million payment upon the receipt of marketing approval in China of the first licensed product. We will also receive royalties on net sales of any licensed products pursuant to the agreement. There was no license revenue for the six months ended June 30, 2021.
Cost of Goods Sold
Cost of goods sold for the six months ended June 30, 2021 and 2020 were approximately $1.4 million and $0.5 million, respectively.
Our gross margin percentage of 82% and 85% was favorably impacted during the six months ended June 30, 2021 and June 30, 2020, respectively, by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the six months ended June 30, 2021 and June 30, 2020 was valued at cost, our gross margin for the period then ended would have been 80% and 80%, respectively.
Cost of goods sold expenses consist primarily of:
◦third party expenses incurred in manufacturing product for sale;
◦transportation costs incurred in shipping manufacturing materials between third parties; and
◦other costs associated with delivery and manufacturing of product.
Operating Expenses
Research and Development Expenses
Our research and development expenses to date relate primarily to the development of AMZEEQ, ZILXI, serlopitant, FCD105 and FMX114. Our total research and development expenses for the six months ended June 30, 2021 and 2020 were approximately $12.7 million and $29.1 million, respectively. We charge all research and development expenses to operations as they are incurred.
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

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the six months ended June 30, 2021 and 2020 were approximately $32.5 million and $51.9 million, respectively.
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
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when AMZEEQ, ZILXI or any other product, if approved in the future, generates adequate revenues for us to reach profitability. As of December 31, 2020, we had federal and state net operating loss carryforwards of $243.2 million and $66.3 million, respectively, of which $44.3 million and $66.3 million of these carryforwards will begin to expire in 2031 for federal and state purposes, respectively. As of December 31, 2020, we had federal and state research and development tax credit carryforwards of $6.2 million and $1.2 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. As of December 31, 2020, the company had $198.9 million in federal and state NOLs with no limited period of use. There are no significant updates through June 30, 2021.
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
Results of Operations
Comparison of the Three-Month Periods Ended June 30, 2021 and 2020
Revenue
Revenues totaled $4.3 million and $11.7 million for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021, our revenue consisted of $4.0 million of product sales and $0.3 million of royalty revenue. For the three months ended June 30, 2020, revenues consisted of $1.5 million of product sales, $0.2 million of royalty revenue and $10.0 million of license revenue.

The increase in product sales is due to the ZILXI product launch in October 2020 and an increase in demand for AMZEEQ. The decrease in license revenue for the three months ended June 30, 2021 as compared to license revenue for the three months ended June 30, 2020 is due to the upfront cash payment received in 2020 under the licensing agreement with Cutia for the sale and marketing of our topical minocycline products in China.
The COVID-19 pandemic and government measures taken in response to the pandemic have had a negative impact on our operations. Access to healthcare providers has been limited through the second quarter of 2021, which has negatively impacted sales and the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition and liquidity will depend on future developments that are highly uncertain, subject to change and will continue to evolve with geographical re-openings, surges in cases, the development of new strains and the vaccination effort
Cost of Goods Sold
Cost of goods sold was $0.8 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. The increase in cost of goods sold is primarily due to an increase in sales volume.
Our gross margin percentage was 80% for the three months ended June 30, 2021. Our gross margin percentage of 85% for the three months ended June 30, 2020 was favorably impacted by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the three months ended June 30, 2020 was valued at cost, our gross margin for the period then ended would have been 80%.
Research and Development Expenses
Our research and development expenses for the three months ended June 30, 2021 were $6.4 million, representing a decrease of $6.7 million, or 51.1%, compared to $13.1 million for the three months ended June 30, 2020. Employee-related expenses decreased $4.6 million primarily due to severance costs incurred in 2020 due to the Merger, including stock based compensation. Clinical trial and manufacturing expenses decreased with the completion of FCD105 and serlopitant clinical trials and the product launches of AMZEEQ and ZILXI during 2020.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2021 were $15.8 million, representing a decrease of $10.6 million, or 40.2%, compared to $26.5 million for the three months ended June 30, 2020. Employee-related expenses decreased by $8.5 million primarily due to severance costs incurred in 2020 due to the Merger. Professional services spend decreased as these expenses were incurred in 2020 as a result of the Merger.
Interest Expense
Interest expense for the three months ended June 30, 2021 and June 30, 2020 was $1.1 million.
Other Expense (Income), net
Other expense (income), net for the three months ended June 30, 2021 was $0.1 million of expense as compared with $0.5 million of income for the three months ended June 30, 2020.
Income Taxes
During the three months ended June 30, 2021 there was no income tax expense. Income tax benefit for the three months ended June 30, 2020 was $0.3 million.
Comparison of the Six-Month Periods Ended June 30, 2021 and 2020
Revenue
Revenues totaled $8.4 million and $13.4 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, our revenue consisted of $7.9 million of product sales and $0.5 million of royalty revenue. For the six months ended June 30, 2020, revenues consisted of $3.2 million of product sales, $0.2 million of royalty revenue and $10.0 million of license revenue.
The increase in product sales is due to the ZILXI product launch in October 2020 and an increase in demand for AMZEEQ. The decrease in license revenue for the six months ended June 30, 2021 as compared to license revenue for the six months ended

June 30, 2020 is due to the upfront cash payment received in 2020 under the licensing agreement with Cutia for the sale and marketing of our topical minocycline products in China.
Cost of Goods Sold
Cost of goods sold was $1.4 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively. The increase in cost of goods sold is primarily due to an increase in sales volume.
Our gross margin percentage of 82% and 85% for the six months ended June 30, 2021 and June 30, 2020, respectively, was favorably impacted by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the six months ended June 30, 2021 and June 30, 2020 was valued at cost, our gross margin for the period then ended would have been 80% and 80%, respectively.
Research and Development Expenses
Our research and development expenses for the six months ended June 30, 2021 were $12.7 million, representing a decrease of $16.3 million, or 56.2%, compared to $29.1 million for the six months ended June 30, 2020. Employee-related expenses decreased $9.6 million primarily due to severance costs incurred in 2020 due to the Merger including stock based compensation. Clinical trial and manufacturing expenses decreased with the completion of FCD105 and serlopitant clinical trials and the product launches of AMZEEQ and ZILXI during 2020.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the six months ended June 30, 2021 were $32.5 million, representing a decrease of $19.4 million, or 37.4%, compared to $51.9 million for the six months ended June 30, 2020. Employee-related expenses decreased by $13.6 million primarily due to severance costs incurred in 2020 due to the Merger, including stock based compensation. Professional services spend decreased as these expenses were incurred in 2020 as a result of the Merger.
Interest Expense
Interest expense for the six months ended June 30, 2021 and June 30, 2020 was $2.1 million.
Other Expense (Income), net
Other expense (income), net for the six months ended June 30, 2021 was $0.1 million of expense as compared with $1.3 million of income for the six months ended June 30, 2020. Other income decreased primarily due to a decrease in gains on derivative liabilities.
Income Taxes
During the six months ended June 30, 2021 there was no income tax expense. Income tax benefit for the six months ended June 30, 2020 was $0.3 million.
Liquidity and Capital Resources

The Company launched AMZEEQ in the United States in January 2020 and commenced generating product revenues in the first quarter of 2020. The Company also launched ZILXI in the United States in October 2020 and commenced generating revenues in the fourth quarter of 2020. The Company’s activities prior to the commercial launches of AMZEEQ and ZILXI had primarily consisted of raising capital, developing product candidates, and performing research and development activities. Since inception, the Company has incurred recurring losses and negative cash flows from operations. As of June 30, 2021, we had cash, cash equivalents, restricted cash and investments of $104.0 million. The outstanding debt under our Amended and Restated Credit Agreement at June 30, 2021 was $35.0 million. On August 11, 2021, we prepaid the entirety of our outstanding indebtedness, including a prepayment premium and accrued but unpaid interest, for a total amount of approximately $36.5 million.
The COVID-19 pandemic and government measures taken in response to the pandemic have had a negative impact on the Company's operations. Access to healthcare providers has been limited, which has negatively impacted sales and the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI. In addition, the commercial launches of both AMZEEQ and ZILXI have been negatively impacted by unfavorable payor decisions in March 2021 on product pricing. These conditions have impaired our ability to generate revenue consistent with internal forecasts, which has had a negative impact on our financial condition and liquidity. The Company and its lenders discussed revenue expected to be generated for the trailing twelve month period ended June 30, 2021, the revenue targets included in the Amended and Restated Credit Agreement and the

Company’s strategic transition discussed above. Following such discussions, the Company determined to prepay its outstanding indebtedness in addition to a 4% prepayment fee and accrued but unpaid interest in the total amount of approximately $36.5 million on August 11, 2021. Following the prepayment, the Amended and Restated Credit Agreement has been terminated and the security interests thereunder will be terminated. See "Part I—Item 1. Unaudited Condensed Consolidated Financial Statements—Note 1. Nature of Operations—Liquidity and Capital Resources and —Note 8. Debt."

As discussed above, the Company completed a strategic review of its business and has determined to initiate a process to explore a sale or license of its minocycline franchise, including AMZEEQ, ZILXI, FCD105 and the underlying MST platform. The Company will refocus its resources on its immuno-inflammatory pipeline and intends to support the FMX114 and the BETi development programs. Research and development activities for these programs, including preclinical and clinical testing of the Company’s drug candidates, will require significant additional financing. The future viability of the Company is dependent on its ability to successfully pivot to its research and development business strategy and develop commercially viable drug candidates and raise additional capital to finance its operations. The Company’s ability to continue as a going concern is contingent on its ability to sell or license its minocycline franchise, develop future commercially viable products and/or to raise sufficient working capital through either debt or equity financing. There is no assurance the Company will be able to achieve these objectives under acceptable terms or at all.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is expected to be impacted by the outcome of the plans outlined above, including the successful sale or license of its minocycline franchise, positive results from clinical trials for FMX114, and the successful development and positive results from clinical trials for the BETi programs. The Company will not have sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of its June 30, 2021 financial statements. Based on its plans to conduct a Phase 2b clinical trial for FMX114 (assuming positive results in the Phase 2a study) and progress both the topical and oral BETi programs into the clinic in 2022, the Company currently believes it has sufficient cash and cash equivalents to fund its operations through the end of the second quarter of 2022. This assumes that operating expenses will be significantly reduced in connection with the disposition of the minocycline franchise and projected clinical trial costs. This excludes potential proceeds received from a sale or license of the minocycline franchise, business development transactions or financing transactions which are all beyond the Company’s control. As such, the Company will, over the course of the next twelve months, require significant additional financing to continue its operations. Each of these factors are subject to uncertainty, and therefore, raise substantial doubt about the Company’s ability to continue as a going concern. Failure to successfully complete a sale or license of the minocycline franchise, develop the noted assets, and receive additional financing will require the Company to delay, scale back or otherwise modify its business and its research and development activities and other operations.
Summary Statement of Cash Flows
The following table summarizes our statement of cash flows for the six months ended June 30, 2021 and 2020:

	Six months ended June 30
	2021	2020
	(in thousands of U.S. dollars)
Net cash (used in) / provided by:
Operating activities	$(28,808)	$(88,070)
Investing activities	1,027	87,105
Financing activities	$73,374	$53,746
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

Net cash used in operating activities was $28.8 million in the six months ended June 30, 2021, compared to $88.1 million in the six months ended June 30, 2020. The decrease was attributable primarily to increases in revenues with the launch of AMZEEQ and ZILXI in January 2020 and October 2020, respectively, as well as decreased costs associated with the Merger.
Cash Used in (Provided by) Investing Activities
Net cash provided by investing activities was $1.0 million in the six months ended June 30, 2021, compared to $87.1 million in the six months ended June 30, 2020. The change was primarily attributable to the cash acquired through the Merger and a decrease in investments in bank deposits and marketable securities in the six months ended June 30, 2020.
Cash Provided by Financing Activities
There was $73.4 million provided by financing activities in the six months ended June 30, 2021, compared to $53.7 million in the six months ended June 30, 2020. The increase was attributable to proceeds from the offering of common stock in January 2021, along with the exercise of options and issuance of shares under our equity incentive plan.
Cash and Funding Sources
Our sources of liquidity in the six months ended June 30, 2021 consisted primarily of proceeds from the issuance of common stock under the at-the-market offering and the registered direct offering in January 2021 and sales of AMZEEQ and ZILXI.
Our sources of liquidity in the six months ended June 30, 2020 consisted primarily of cash and investments acquired in the Merger.
We have no ongoing material financial commitments (such as lines of credit) that may affect our liquidity over the next five years.
Funding Requirements
Our present and future funding requirements will depend on many factors, including, among other things:
•the amount of proceeds, if any, received from the possible sale or license of the minocycline franchise, other business transactions or financing activities;
•our ability to reduce selling, marketing and patent-related activities undertaken in connection with the commercialization of AMZEEQ, ZILXI, as well as costs involved to support an effective sales and marketing organization as we go through the divestiture process;
•the progress, timing and completion of preclinical testing and clinical trials for pipeline product candidates, including FMX114, VYN201 and VYN202;
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
COVID-19
The COVID-19 pandemic and government measures taken in response to the pandemic have had a negative impact on the Company's operations. Access to healthcare providers has been limited, which has negatively impacted sales and the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition and liquidity will depend on future developments that are highly uncertain, subject to change and will continue to evolve with geographical re-openings, surges in cases, the development of new strains and the vaccination effort. In addition, the Company further assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, impairments of long-lived assets and revenue recognition. In 2020, the Company recorded impairments of goodwill and certain indefinite-lived intangibles; however, these impairments were unrelated to the impact of COVID-19 (See “Note 3 – Business Combination” for more information). The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
Indemnification
As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2021 and December 31, 2020.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2021 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of June 30, 2021, no claims or actions are pending against the Company that, in the opinion in management, are likely to have a material adverse effect on the Company.
As previously disclosed, on June 30, 2021, the Company received a paragraph IV certification notice (the “Notice”) from Padagis Israel Pharmaceuticals Ltd. (f/k/a Perrigo Israel Pharmaceuticals Ltd. (“Padagis”)) advising that Padagis has submitted to the U.S. Food and Drug Administration (the “FDA”) an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of the Company’s product AMZEEQ® (minocycline) topical foam, 4% in the United States prior to the expiration of the Company’s U.S. patents Nos. 8,865,139, 8,945,516, 8,992,896, 9,675,700, 10,086,080, 10,137,200, 10,213,512, 10,265,404, 10,398,641, 10,517,882, 10,821,187, and 10,849,847 (the “Listed Patents”), which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, otherwise known as the “Orange Book.” The Notice alleges that the Listed Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Padagis’s ANDA.
On August 9, 2021, the Company initiated a patent infringement suit against Padagis in the United States District Court for the District of Delaware arising from Padagis’s ANDA filing with the FDA. The patent infringement suit asserts each of the Listed Patents. As a result, under applicable law, the FDA cannot grant final approval to Padagis’s ANDA before December 30, 2023, or a court decision in Padagis’s favor. VYNE is seeking, among other relief, an order that the effective date of any FDA approval of Padagis’s ANDA be no earlier than the expiration of the Listed Patents, the latest of which expires on September 8, 2037, and such further and other relief as the court may deem appropriate.
The Company intends to vigorously defend its intellectual property rights, including the Listed Patents
1A. Risk Factors.
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 4, 2021. As of June 30, 2021 there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K, except as set forth below.
Risks Related to our Business Strategy

Our recently announced decision to sell or license our commercial business may not result in a successful transaction or create any shareholder value. Uncertainty regarding a potential transaction may adversely impact our business, financial condition, results of operations and stock price.

In August 2021, we announced that we completed a strategic review of our business to determine how to optimally deploy capital and drive shareholder value. After completing an exhaustive review, we determined to initiate a process to sell or license our commercial business, including AMZEEQ and ZILXI. We may not identify or effect any transaction to divest our commercial assets in a timely manner, or at all, and any transaction we do undertake may not be on terms that are favorable to us or that yield any value for shareholders. Further, the anticipated benefits of eliminating these assets from our portfolio, including anticipated expense reductions, may not be realized at expected levels, or at all. Identifying and completing any potential transaction depends on a number of factors, many of which are beyond our control, including, among other things, market conditions, the interest of third parties in a potential transaction with us on terms that are acceptable and the availability of financing for potential buyers on reasonable terms, if required. If we fail to consummate a transaction to sell or otherwise divest our commercial business or if such transaction is significantly delayed beyond our expected timeline, our results of operations may be adversely affected or we may not be able to adequately fund our clinical development programs on the anticipated timelines, or at all.

The process of divesting these assets will be time consuming and disruptive to our business operations and could have a negative impact on our stock price for the following reasons:

•We could incur substantial expenses associated with identifying, evaluating and effecting a divestiture, including those related to severance pay, vendor cancellation fees, legal, accounting and financial advisory fees and other fees or costs that may be payable regardless of whether we successfully divest these assets;
•We may experience a negative impact on our ability to attract, retain and motivate key personnel;

•Uncertainty regarding any developments related to our plans to divest our commercial assets and any other perceived uncertainties related to the future of our company; and
•The attention of management and the Board of Directors may be diverted from our business.

Our business is dependent on the successful development of our drug candidate FMX114 and the advancement of our BETi platform.

Following the determination to pursue a sale or license of its commercial business, we are now focused on the development of treatments for immuno-inflammatory diseases of high unmet medical need. This includes the continued development of FMX114 for the treatment of mild-to-moderate atopic dermatitis as well as the development of BETi-based formulations pursuant to the licensing arrangements with In4Derm. Both of these pipeline development programs are in early stages. Clinical drug development is very expensive, time-consuming and difficult to design and implement, and its outcome is inherently uncertain. Before obtaining regulatory approval for the commercial sale of a product candidate, we must demonstrate through clinical trials that a product candidate is both safe and effective for use in the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. The clinical trials for these product candidates may take significantly longer than expected to complete. Any setbacks in pre-clinical or clinical testing for these programs would have a material adverse effect on our financial condition.

Risks Related to our Liquidity

We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our research and development activities which would have a material adverse effect on our financial condition.

Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of June 30, 2021, we had approximately $104.0 million in cash, cash equivalents and restricted cash as well as negative cash flows from operating activities. Following the prepayment of our indebtedness, we do not have sufficient cash and cash equivalents to fund our anticipated level of operations as they become due during the twelve months following the date of filing of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about our ability to continue as a going concern. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion regarding our liquidity. We may not be able to raise any proceeds from the sale or license of our minocycline franchise or from other financing transactions. Accordingly, additional funds may not be obtained for our ongoing operations and we may not succeed in our future operations. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company.

Risks Related to our Intellectual Property

We have received a notice letter of an ANDA submitted to the FDA seeking approval to manufacture and sell a generic version of AMZEEQ, which may lead to substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.

We have various patents listed in the FDA’s Orange Book in respect of our AMZEEQ and ZILXI products. Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and may be unsuccessful in whole or part. For example, on June 30, 2021, we received a paragraph IV certification notice (the “Notice”) from Padagis Israel Pharmaceuticals Ltd. (formerly Perrigo Israel Pharmaceuticals Ltd., “Padagis”) advising that Padagis has submitted to the U.S. Food and Drug Administration (the “FDA”) an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of AMZEEQ® (minocycline) topical foam, 4% in the United States prior to the expiration of the Listed Patents, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, otherwise known as the “Orange Book.” The Notice alleges that the Challenged Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Padagis’s ANDA. On August 9, 2021, we initiated a patent infringement suit against

Padagis in the United States District Court for the District of Delaware arising from Padagis’s ANDA filing with the FDA. The patent infringement suit asserts each of the Listed Patents. As a result, under applicable law, the FDA cannot grant final approval to Padagis’s ANDA before December 30, 2023, or a court decision in Padagis’s favor. We are seeking, among other relief, an order that the effective date of any FDA approval of Padagis’s ANDA be no earlier than the expiration of the Listed Patents, the latest of which expires on September 8, 2037, and such further and other relief as the court may deem appropriate. See “Item 1. Legal Proceedings.” Litigation proceedings with respect to this matter, or any future matters, may also fail, and even if successful, they may result in substantial costs and distraction of our management and other employees. Furthermore, in any infringement proceeding, a court may decide that a patent of ours, or one or more claims of such patent, is not valid or is unenforceable, or may refuse to stop the other party from using the supposedly infringing technology on the grounds that our patents, or one or more claims of such patents, do not cover such technology. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could also put one or more of our pending patent applications at risk of not issuing. Our product candidates may be subject to the same risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Restructuring Plan

On August 12, 2021, the Company and its Board of Directors announced that it has initiated a process to explore a possible sale or license of its minocycline franchise. In addition, the Company is assessing capital expenditures and plans to significantly reduce operating expenses by immediately eliminating the vast majority of spend currently supporting commercial operations. As the Company transitions from a commercial organization to one focused on research and development, the Company intends to streamline operations by eliminating the vast majority of planned expenditures supporting its commercial operations. Furthermore, the Company intends to reduce its workforce by terminating approximately 70 employees, which the Company expects to be completed by December 31, 2021. The Company expects to incur a one-time charge in the range of approximately $1.5 million to $2.0 million, excluding non-cash charges, in connection with this restructuring plan, consisting primarily of employee termination costs, including severance and other benefits. This charge is expected to be incurred during the quarter ending September 30, 2021 with related cash payments expected to be substantially paid out by December 31, 2021.

Prepayment of Indebtedness

On August 11, 2021, in connection with the Company's strategic transition, the Company prepaid the entirety of its outstanding indebtedness under the Amended and Restated Credit Agreement. The Company paid to its lenders approximately $36.5 million, consisting of $35 million aggregate principal amount of indebtedness, $1.4 million representing a 4% prepayment premium on the total principal amount prepaid and approximately $0.1 million of accrued but unpaid interest. Following the prepayment, the Amended and Restated Credit Agreement has been terminated and all security interests thereunder will be terminated.

Item 6.  Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith

3.1(a)	Amended and Restated Certificate of Incorporation.	10-K	3/4/2021	3.1

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated as of July 19, 2021.	8-K	7/19/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	9/08/2020	3.2

10.1	Offer Letter, dated as of June 7, 2021, by and between Tyler Zeronda and VYNE Pharmaceuticals Inc.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of VYNE Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within Exhibit 101 attachments).
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
Dated: August 12, 2021

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tyler Zeronda
Tyler Zeronda Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)