Form 10-Q
period 2021-09-30
VYNE Therapeutics Inc.
filed 2021-11-10
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
Yes  ☐ No  ☒
As of November 3, 2021, there were 53,517,912 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•our ability to successfully execute our business strategy, including our ability to successfully develop our BET inhibitor platform for immuno-inflammatory conditions and rare skin diseases;
•our ability to exercise our option with respect to an oral BET inhibitor under the terms of the Evaluation and Option Agreement with In4Derm Limited;
•our ability to raise substantial additional financing to fund our operations and continue as a going concern;
•the timing of commencement of future preclinical studies and clinical trials;
•our ability to successfully complete, and receive favorable results in, clinical trials for our product candidates;
•disruptions related to COVID-19 or another pandemic, epidemic or outbreak of a contagious disease on our ability to initiate and retain patients in our clinical trials, the ability of our suppliers to manufacture and provide materials for our products and product candidates, supply chain disruptions, distribution of our products and business sales execution, operating results, liquidity and financial condition;
•the regulatory approval process for our product candidates, including any delay or failure in obtaining requisite approvals;
•the potential market size of treatments for any diseases and market adoption of our products, if approved or cleared for commercial use, by physicians and patients;
•developments and projections relating to our competitors and the markets in which we compete, including competing drugs and therapies, particularly if we are unable to receive exclusivity;
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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	September 30	December 31
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$52,306	$57,563
Restricted cash	605	855
Investment in marketable securities (Note 6)	—	1,027
Trade receivables, net of allowances	10,084	15,819
Prepaid and other assets	5,064	4,591
Inventory (Note 7)	8,070	7,404
Total Current Assets	76,129	87,259
Property and equipment, net	472	555
Operating lease right-of-use assets (Note 10)	1,036	1,583
Prepaid and other assets	3,678	4,345
Total Assets	$81,315	$93,742

Liabilities and shareholders’ equity
Current Liabilities:
Trade payables	$7,621	$4,780
Accrued expenses (Note 4)	9,613	11,452
Debt (Note 8)	—	—
Employee related obligations	3,382	4,360
Operating lease liabilities (Note 10)	277	757
Other	104	104
Total Current Liabilities	20,997	21,453
Liability for employee severance benefits	206	312
Operating lease liabilities (Note 10)	775	853
Long-term debt (Note 8)	—	33,174
Other liabilities	451	457
Total Liabilities	22,429	56,249
Commitments and Contingencies (Note 11)	—	—
Shareholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock: $0.0001 par value; 150,000,000 shares and 75,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 53,510,599 and 43,205,221 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	686,836	603,685
Accumulated deficit	(627,955)	(566,196)
Total Shareholders' Equity	58,886	37,493
Total Liabilities and Shareholders’ Equity	$81,315	$93,742
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Revenues (Note 4)
Product sales	$3,953	$2,863	$11,805	$6,096
License revenues	—	—	—	10,000
Royalty revenues	133	406	658	611
Total Revenues	4,086	3,269	12,463	16,707

Cost of goods sold	1,049	371	2,445	858

Operating Expenses:
Research and development	6,981	6,623	19,723	35,695
Selling, general and administrative	13,832	19,766	46,283	71,640
Goodwill and in-process research & development impairments	—	—	—	54,345
Contingent Stock Right Remeasurement	—	—	—	84,726
Total Operating Expenses	20,813	26,389	66,006	246,406
Operating Loss	17,776	23,491	55,988	230,557
Interest expense (Note 8)	3,474	1,092	5,610	3,229
Other expense (income), net	35	130	161	(1,141)
Loss Before Income Tax	21,285	24,713	61,759	232,645
Income tax expense (benefit)	—	1	—	(258)
Net Loss	$21,285	$24,714	$61,759	$232,387

Loss per share basic and diluted	$0.41	$0.59	$1.22	$7.98

Weighted average shares outstanding - basic and diluted	52,028	41,934	50,776	29,132
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands)
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Net Loss	$21,285	$24,714	$61,759	$232,387
Other Comprehensive Loss:
Net unrealized (gains) losses from marketable securities	—	(2)	—	(1)
Losses on marketable securities reclassified into net loss	—	2	—	6
Total Other Comprehensive Loss	—	—	—	5
Total Comprehensive Loss	$21,285	$24,714	$61,759	$232,392
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Total
	Number of Shares	Amounts	Amounts
BALANCE AT JANUARY 1, 2020	9,120,078	$1	$328,156	$(310,587)	$5	$17,575
CHANGES DURING THE PERIOD:
Comprehensive (loss) income	—	—	—	(232,387)	(5)	(232,392)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	301,913	—	342	—	—	342
Stock-based compensation	—	—	15,147	—	—	15,147
Deemed dividend to warrants holders due to warrant modifications	—	—	41	(41)	—	—
Classification of stock awards to derivative liability	—	—	(975)	—	—	(975)
Issuance of common stock through a public offering, net of $3,903 issuance costs	7,776,875	1	53,648	—	—	53,649
Issuance of stock related to merger	24,765,999	2	196,168	—	—	196,170
BALANCE AT SEPTEMBER 30, 2020	41,964,865	$4	$592,527	$(543,015)	$—	$49,516

BALANCE AT JANUARY 1, 2021	43,205,221	$4	$603,685	$(566,196)	$—	$37,493
CHANGES DURING THE PERIOD:
Comprehensive loss	—	—	—	(61,759)	—	(61,759)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	305,105	—	393	—	—	393
Stock-based compensation	—	—	6,748	—	—	6,748
Issuance of common stock under at-the-market offering, net of $998 issuance costs	4,726,012	—	29,187	—	—	29,187
Issuance of common stock through a registered direct offering, net of $3,177 issuance costs	5,274,261	1	46,823	—	—	46,824
BALANCE AT SEPTEMBER 30, 2021	53,510,599	$5	$686,836	$(627,955)	$—	$58,886
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (loss)	Total
	Number of Shares	Amounts	Amounts
BALANCE AT JULY 1, 2020	41,920,952	$4	$589,825	$(518,301)	$—	$71,528
CHANGES DURING THE PERIOD:
Comprehensive (loss) income	—	—	—	(24,714)	—	(24,714)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	43,913	—	82	—	—	82
Stock-based compensation	—	—	2,620	—	—	2,620
BALANCE AT SEPTEMBER 30, 2020	41,964,865	$4	$592,527	$(543,015)	$—	$49,516

BALANCE AT JULY 1, 2021	51,511,845	$5	$681,558	$(606,670)	$—	$74,893
CHANGES DURING THE PERIOD:
Comprehensive loss	—	—	—	(21,285)	—	(21,285)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	50,754	—	(10)	—	—	(10)
Stock-based compensation	—	—	2,405	—	—	2,405
Issuance of common stock under at-the-market offering, net of $184 issuance costs	1,948,000	—	2,883	—	—	2,883
BALANCE AT SEPTEMBER 30, 2021	53,510,599	$5	$686,836	$(627,955)	$—	$58,886
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Nine months ended September 30
	2021	2020
Cash Flows From Operating Activities:
Net Loss	$61,759	$232,387
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	254
Goodwill and in-process research & development impairments	—	54,345
Contingent stock right remeasurement	—	84,726
Changes in marketable securities and bank deposits, net	—	(142)
Changes in accrued liability for employee severance benefits, net of retirement fund profit	(108)	(15)
Stock-based compensation	6,748	15,147
Non-cash finance loss/(income), net	1,281	(727)
Debt prepayment premium	1,432	—
Changes in operating assets and liabilities, net of effects of businesses acquired:
Decrease (increase) in trade receivables, prepaid and other assets	5,262	(11,383)
Decrease (increase) in other non-current assets	1,217	(4,430)
Increase (decrease) in accounts payable and accruals	167	(11,801)
Increase in inventory	(666)	(5,294)
Increase in other liabilities	(6)	—
Net cash used in operating activities	(46,349)	(111,707)
Cash Flows From Investing Activities:
Purchase of fixed assets	—	(113)
Cash acquired through merger	—	38,641
Proceeds from sale and maturity of marketable securities	1,027	48,577
Net cash provided by investing activities	1,027	87,105
Cash Flows From Financing Activities:
Proceeds related to issuance of common shares through offerings, net of issuance costs	76,010	53,646
Debt repayment (see Note 8)	(36,432)	—
Proceeds related to issuance of stock for stock-based compensation arrangements, net	237	182
Net cash provided by financing activities	39,815	53,828
(Decrease)/Increase in cash, cash equivalents and restricted cash	(5,507)	29,226
Effect of exchange rate on cash, cash equivalents and restricted cash	—	1
Cash, cash equivalents and restricted cash at beginning of the period	58,418	44,584
Cash, cash equivalents and restricted cash at end of the period	$52,911	$73,811
Cash and cash equivalents	$52,306	$72,956
Restricted cash	605	855
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$52,911	$73,811
Supplementary information on investing and financing activities not involving cash flows:
Cashless exercise of warrants and restricted stock units	*	*
Issuance of shares under employee stock purchase plan	$144	$163
Additions to operating lease right of use assets	$—	$1,120
Additions to operating lease liabilities	$—	$1,120

Supplemental disclosure of cash flow information:
Interest received	$15	$232
Interest paid	$2,385	$2,936

Fair value of assets acquired	$—	$117,270
Less liabilities assumed	—	5,827
Net acquired (See “Note 3- Business combination”)	—	111,443

Less cash acquired	—	38,641
Merger net of cash acquired	$—	$72,802
*Represents an amount less than one thousand
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE Therapeutics Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

VYNE Therapeutics Inc. ("VYNE" or the "Company") is a biopharmaceutical company focused on developing proprietary, innovative and differentiated therapies for the treatment of immuno-inflammatory conditions and rare skin diseases of high unmet medical need. The Company is a Delaware corporation, has its principal executive offices in Bridgewater, New Jersey and operates as one business segment. The Company currently has two commercial products, AMZEEQ® (minocycline) topical foam, 4%, and ZILXI® (minocycline) topical foam, 1.5%. In August 2021, the Company initiated a process to explore a possible sale or license of its topical minocycline franchise, as discussed in greater detail below.

Strategic Business Review

Beginning in the second quarter of 2021, the Company conducted a review of its commercial and research and development portfolio to determine how to optimally deploy capital and drive shareholder value. During the course of this review, the Company carefully considered the revenues received from the commercialization of AMZEEQ and ZILXI and the associated costs to drive those revenues, the protracted negative impact of the COVID-19 pandemic during the commercial launches of both AMZEEQ and ZILXI, the current payor landscape, as well as the costs to develop each of its pipeline products. During this process, the Company evaluated several strategic options including the acquisition of marketed assets, out-licensing its approved products outside of the United States, and possible partnering or co-development relationships with interested parties. Following its review, the Company determined to initiate a process to explore a possible sale or license of its topical minocycline franchise, including AMZEEQ, ZILXI, FCD105 (the Company’s Phase 3 proprietary novel topical combination foam formulation of minocycline and adapalene for the treatment of moderate-to-severe acne vulgaris) and the underlying Molecule Stabilizing Technology platform.

By leveraging its drug development and clinical development capabilities and strong network of discovery and preclinical science partners, the Company has transitioned its strategic focus to develop therapies for the treatment of immuno-inflammatory conditions and rare skin diseases of high unmet medical need. The Company expects to continue to invest in FMX114 for the treatment of mild to moderate atopic dermatitis and enrolled the first patient in its Phase 1b/2a proof-of-concept study in October 2021. The Company expects results from this study early in the first quarter of 2022. In addition, on August 12, 2021, the Company announced a transaction with In4Derm Limited, a company incorporated and registered in Scotland (“In4Derm”). In4Derm is a spin-out of the University of Dundee’s School of Life Sciences which has discovered and is developing proprietary Bromodomain and Extra-Terminal Domain ("BET") inhibitors for the treatment of immunology and oncology conditions. On April 30, 2021, the parties entered into an Evaluation and Option Agreement (the “Option Agreement”) pursuant to which In4Derm granted the Company an exclusive option to obtain exclusive worldwide rights to research, develop and commercialize products containing In4Derm’s BET inhibitor compounds, which are new chemical entities, in both topical (the “Topical BETi Option”) and oral (the “Oral BETi Option”) treatments in all fields for any disease, disorder or condition in humans. On August 6, 2021, the Company exercised the Topical BETi Option and the parties entered into a License Agreement granting the Company a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of In4Derm’s BET inhibitor compounds identified to be suitable for topical administration in all fields. The Company paid a $1.0 million cash payment to In4Derm upon the execution of the Option Agreement and $0.5 million in connection with the exercise of the Topical BETi Option. Pursuant to the License Agreement, the Company has agreed to make cash payments to In4Derm upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the U.S. of up to $15.75 million for all indications. In addition, the Company currently expects to exercise the Oral BETi Option following the selection of a lead candidate for the program. Upon exercise of the exclusive Oral BETi Option, the parties will sign a license agreement (the “Oral License Agreement”), and the Company will be required to pay In4Derm a $4.0 million cash payment. The Oral License Agreement will include cash payments of up to $43.75 million payable to In4Derm upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the U.S. for all indications. The license agreements also provide for tiered royalty payments of up to 10% of net annual sales across licensed BET inhibitor products by the Company. In4Derm is entitled to additional milestones upon the achievement of regulatory approvals in certain jurisdictions outside the U.S.

The initial BET inhibitor candidates that the Company plans to develop are VYN201 and VYN202. VYN201 is a pan-bromodomain or pan-BD BET inhibitor. It is a first-in-class “soft” pan-BD BET inhibitor that is designed to mitigate systemic drug exposure and will be developed for topical applications. The Company intends to progress VYN201 into rare dermatological indications where there is significant unmet need due to a lack of indicated treatment options. The Company plans to communicate the initial indication it will be pursuing for VYN201 after the prerequisite non-clinical safety assessments have been completed and enter this program into the clinic in 2022.

The second candidate, VYN202, is an orally-delivered, first-in-class BET inhibitor that is highly selective for Bromodomain 2 (“BD2”). By selectively inhibiting BD2, the Company believes VYN202 could have a more targeted anti-inflammatory effect with an improved benefit/risk profile. Upon the selection of a lead candidate, VYNE intends to exercise its exclusive option with In4Derm Limited and commence an IND-enabling non-clinical safety program.

As the Company continues to transition from a commercial organization to one focused on research and development, the Company expects to further streamline operations by continuing to eliminate the vast majority of planned expenditures supporting its commercial operations. Furthermore, the Company is in the process of reducing its workforce by terminating approximately 70 employees, which the Company expects to be completed by December 31, 2021. The Company incurred a one-time charge of $1.0 million in the three months ended September 30, 2021 in connection with this restructuring plan, consisting of $0.9 million of employee termination costs, including severance and other benefits, and retention payments of $0.1 million. The Company anticipates incurring an additional charge of $0.3 million related to employee termination costs, including severance and other benefits during the fourth quarter of 2021. These charges will be substantially paid out by December 31, 2021. Additional charges of $0.4 million related to retention payments are anticipated through June 30, 2022.

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
AMZEEQ and ZILXI utilize the Company’s proprietary Molecule Stabilizing Technology (MST)™ that is also being used in the development of the Company’s product candidate FCD105, a topical foam comprising minocycline and adapalene for the treatment of acne vulgaris. On June 2, 2020, the Company announced positive results from a Phase II clinical trial evaluating the preliminary safety and efficacy of FCD105 (3% minocycline / 0.3% adapalene foam), the first ever topical minocycline-

based combination product, for the treatment of moderate-to-severe acne vulgaris. The Company held an end-of-Phase II meeting with the FDA in the fourth quarter of 2020. See "Note 1 - Strategic Business Review" for more information.
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
Liquidity and Capital Resources
The Company launched AMZEEQ in the United States in January 2020 and commenced generating product revenues in the first quarter of 2020. The Company also launched ZILXI in the United States in October 2020 and commenced generating revenues in the fourth quarter of 2020. The Company’s activities prior to the commercial launches of AMZEEQ and ZILXI had primarily consisted of raising capital, developing product candidates, and performing research and development activities. Since inception, the Company has incurred recurring losses and negative cash flows from operations. For the nine months ended September 30, 2021, the Company incurred a net loss of $61.8 million and used $46.3 million of cash in operations. As of September 30, 2021, the Company had cash, cash equivalents and restricted cash of $52.9 million and an accumulated deficit of $628.0 million. On August 11, 2021, the Company prepaid the entirety of its outstanding indebtedness, including a prepayment premium and accrued but unpaid interest, for a total amount of approximately $36.5 million. The Company had no outstanding debt as of September 30, 2021.
The COVID-19 pandemic and government measures taken in response to the pandemic have had a negative impact on the Company's operations. Access to healthcare providers has been limited, which has negatively impacted sales and the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI. In addition, the commercial launches of both AMZEEQ and ZILXI have been negatively impacted by unfavorable payor decisions in March 2021 on product pricing. These conditions have impaired the Company's ability to generate revenue consistent with internal forecasts, which has had a negative impact on its financial condition and liquidity. Following discussions with the Company's lenders during the second quarter of 2021 regarding the revenue targets included in the Amended and Restated Credit Agreement, the revenue expected to be generated for the trailing twelve month period ended June 30, 2021 and the Company's strategic transition discussed above, the Company determined to prepay its outstanding indebtedness in addition to a 4% prepayment fee and accrued but unpaid interest in the total amount of approximately $36.5 million on August 11, 2021. Following the prepayment, the Amended and Restated Credit Agreement and the security interests thereunder were terminated. As a result of the foregoing, the Company determined that its projected cash flows from operations, combined with its cash balance after the debt prepayment, would not provide sufficient resources to fund its existing operations, for at least the next twelve months from the issuance of these financial statements.

As discussed above, the Company completed a strategic review of its business and initiated a process to explore a sale or license of its minocycline franchise, including AMZEEQ, ZILXI, FCD105 and the underlying MST platform. The Company will refocus its resources on its immuno-inflammatory pipeline and intends to support the FMX114 and the BET inhibitor development programs. Research and development activities for these programs, including preclinical and clinical testing of the Company’s drug candidates, will require significant additional financing. The future viability of the Company is dependent on its ability to successfully pivot to its research and development business strategy and develop commercially viable drug candidates and raise additional capital to finance its operations. The Company’s ability to continue as a going concern is contingent on its ability to sell or license its minocycline franchise, develop future commercially viable products and/or to raise sufficient working capital through either debt or equity financing. There is no assurance the Company will be able to achieve these objectives under acceptable terms or at all.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is expected to be impacted by the outcome of the plans outlined above, including the successful sale or license of its minocycline franchise, positive results from clinical trials for FMX114, and the successful development and positive results from clinical trials for the BET inhibitor programs. Based on current plans and assumptions, the Company believes that absent sufficient proceeds received from a sale or license of the minocycline franchise, business development transactions or financing transactions, which are all beyond its control, it will not have sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements. Accordingly, the Company will, over the course of the next twelve months, require significant additional financing to continue its operations. Each of these factors are subject to uncertainty, and therefore, raise substantial doubt about the Company’s ability to continue as a going concern. Failure to successfully complete a sale or license of the minocycline franchise, develop the above noted assets, and receive additional financing will require the Company to delay, scale back or otherwise modify its business and its research and development activities and other operations. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
a.Basis of Presentation
The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s unaudited condensed consolidated financial position, results of operations, cash flow and statement of stockholders' equity for the interim periods presented. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Certain prior period amounts have been reclassified to conform to current year presentation.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in the Company's Current Report on Form 8-K dated August 12, 2021.
The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021.
b.Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.
c.Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include accounting for business combinations, impairments of goodwill and intangible assets and revenue recognition. Actual results could differ from the Company’s estimates.
The COVID-19 pandemic and government measures taken in response to the pandemic have had a negative impact on the Company's operations. Access to healthcare providers has been limited, which has negatively impacted sales and the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition and liquidity will depend on future developments that are highly uncertain, subject to change and will continue to evolve with geographical re-openings, surges in cases, the emergence of new strains and the vaccination effort. In addition, the Company further assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, impairments of long-lived assets and revenue recognition. In 2020, the Company recorded impairments of goodwill and certain indefinite-lived intangible assets; however, these were unrelated to the impact of COVID-19 (See "Note 3 - Business Combination" for more information). The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods

d.Business Acquisition
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
The Company’s net product revenues through September 30, 2021 were generated through sales of AMZEEQ, which was approved by the FDA in October 2019 and was commercially launched in the United States in January 2020, and ZILXI, which was approved by the FDA in May 2020 and was commercially launched in the United States in October 2020. Product revenue is recorded net of distribution fees, trade discounts, allowances, rebates, copay program coupons, chargebacks, estimated returns and other incentives. These reserves are classified as either reductions of accounts receivable or as current liabilities. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer mix. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. See “Note 4 – Revenue Recognition” for more information.
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
f.Allowance for credit losses
An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and provisions for doubtful accounts. Provisions for doubtful accounts were not material for the three and nine months ended September 30, 2021 and September 30, 2020.
g.Fair value measurement
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
h.Loss per share
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
The calculation of the weighted-average number of common stock outstanding during the period in which the reverse merger occured was based on:
a.The number of common stock outstanding from the beginning of that period to the merge date was computed on the basis of the weighted-average number of common stock of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement
b.The number of common stock outstanding from the merge date to the end of that period was the actual number of common stock of the legal acquirer (the accounting acquiree) outstanding during that period.
The following weighted average stock options, restricted stock units (“RSUs”), warrants and incremental shares to be issued under the employee stock purchase plan (“ESPP”) were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Outstanding stock options, RSUs and shares under the ESPP	5,223,466	5,191,299	5,303,135	3,756,049
Warrants	495,165	495,165	495,165	377,542
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
During the nine months ended September 30, 2020, the Company incurred transaction costs of approximately $11.7 million, which are recorded in the unaudited condensed consolidated statements of operations and comprehensive income. This amount includes $8.1 million of severance benefits for employees terminated after the Effective Date.
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
On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. The Company does not intend to further pursue the development of serlopitant. As such, the Company recorded a full impairment charge of $4.5 million related to goodwill in its unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2020. There were no impairment charges in the three and nine months ended September 30, 2021.
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
On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. The Company does not intend to further pursue the development of serlopitant. As such, the Company recorded a full impairment charge of $49.8 million related to the IPR&D asset in its unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2020. There were no impairment charges in the three and nine months ended September 30, 2021.
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
Pro Forma
The actual Menlo net loss included in the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2020 (for the period from the March 9, 2020, the Effective Date, through September 30, 2020, which are not indicative of the results to be expected for a full year) and the supplemental unaudited pro forma revenue and net loss of the combined entity had the acquisition been completed on January 1, 2019 are as follows:
Actual Menlo results of operations included in the unaudited condensed consolidated statement of operation for the three and nine months ended September 30, 2020:

(in thousands)	Three months ended September 30, 2020	Nine months ended September 30, 2020
	(Unaudited)
Revenues	$—	$—
Loss attributable to Menlo	$4,100	$23,737

	Three months ended September 30, 2020	Nine months ended September 30, 2020
(in thousands, except per share data)	(Unaudited)	(Unaudited)
SUPPLEMENTAL PRO FORMA COMBINED RESULTS OF OPERATIONS:
Revenues	$3,269	$16,707
Net loss	$24,912	$229,994
Loss per share - basic and diluted	$0.59	$7.89

Adjustments to the supplemental pro forma combined results of operations, included in the above, are as follows:
Transaction costs	$—	$(14,931)
Acceleration of stock based compensation	—	(7,199)
Total Adjustments	$—	$(22,130)

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
NOTE 4 – REVENUE RECOGNITION
Product Sales
Product revenues for the three and nine months ended September 30, 2021 were generated from sales of AMZEEQ and ZILXI. The Company’s customers include a limited number of national and select regional distributors and certain independent and specialty pharmacies, together (the "customers"). The distributors subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. Net product revenue is typically recognized when customers obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of product to the customers. For the three months ended September 30, 2021, there were three major customers that each accounted for more than 10% of total product revenues and, as a group, represented 52% of total product revenues. For the nine months ended September 30, 2021, there were four major customers that each accounted for more than 10% of total product revenues and, as a group, represented 66%

of total product revenues. For the three months ended September 30, 2020, there were three major customers that each accounted for more than 10% of total product revenues and as a group, represented 100% of total product revenues. For the nine months ended September 30, 2020, there were three major customers that each accounted for more than 10% of total product revenues and as a group, represented 99% of total product revenues.
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
Provisions for distribution fees, trade discounts and chargebacks are reflected as a reduction to trade receivables, net on the unaudited condensed consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the unaudited condensed consolidated balance sheet. Provisions for revenue reserves described below reduced product revenues by $16.6 million and $11.0 million for the three months ended September 30, 2021 and September 30, 2020, respectively. Provisions for revenue reserves described below reduced product revenues by $48.4 million and $25.1 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The revenue reserve accrual at September 30, 2021 and December 31, 2020 was $7.3 million and $5.8 million, respectively, reflected in accrued expense in the consolidated balance sheet.
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
Product Returns: Consistent with industry practice, customers are generally allowed to return products within a specified period of time before and after its expiration date. The Company estimates the amount of product that will be returned and deducts these estimated amounts from its gross revenue at the time the revenue is recognized. The information utilized to estimate the returns provision includes: (i) historical industry information regarding rates for comparable pharmaceutical products and product portfolios, (ii) external data with respect to inventory levels in the wholesale distribution channel, (iii) external data with respect to prescription demand for products and (iv) remaining shelf lives of products at the date of sale. The Company estimates that approximately 2% of product will be returned.
License Revenues
On April 23, 2020, the Company announced that it entered into a license agreement with Cutia for AMZEEQ as well as certain of the Company's other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved in the U.S., FCD105 in the Greater China territory. The Company will supply the finished licensed products to Cutia for clinical and commercial use. Outside of the license transferred, the Company does not have any additional performance obligations under the arrangement. In exchange for the license, the Company received an upfront cash payment of

$10.0 million in 2020 ($6.0 million received in the three months ended June 30, 2020 and $4.0 million received in the three months ended September 30, 2020) and will be eligible to receive an additional $1.0 million payment upon the receipt of marketing approval in China of the first licensed product. The license is considered functional IP as the licensee is able to use and benefit from the license without the continued involvement of the Company. There was no license revenue in the three months ended September 30, 2021. The Company recorded $10.0 million of license revenue in the nine months ended September 30, 2020. The Company will also receive royalties on net sales of any licensed products, such royalties will be recognized in the period the sales or usage occurs under the royalties sales-and usage based exception. The Company has not recorded revenue related to the $1.0 million payment due upon receipt of marketing approval for the licensed product as such amount is constrained under the variable consideration guidance under ASC 606, Revenue from Contracts with Customers.
Contract Assets and Contract Liabilities
The Company did not have any contract assets (unbilled receivables) related to product sales as of September 30, 2021 and December 31, 2020, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract assets (unbilled receivables) related to its license revenues as of September 30, 2021 and December 31, 2020.
The Company did not have any contract liabilities as of September 30, 2021 and December 31, 2020, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
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
Royalty Revenues
The Company is entitled to royalty payments with respect to sales of a product developed by a customer in collaboration with the Company. Revenues in the amount of $0.1 million and $0.7 million were recorded during the three and nine months ended September 30, 2021, respectively. Revenues in the amount of $0.4 million and $0.6 million were recorded during the three and nine months ended September 30, 2020, respectively.
NOTE 5 - FAIR VALUE MEASUREMENT
The Company’s assets and liabilities that are measured at fair value as of December 31, 2020, are classified in the table below in one of the three categories described in Note 2 above:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Marketable securities	$1,027	$—	$—	$1,027

The Company sold its marketable securities during the nine months ended September 30, 2021.

NOTE 6 - MARKETABLE SECURITIES
Marketable securities as of December 31, 2020 consist mainly of mutual funds securities. The debt securities are classified as available-for-sale and are recorded at fair value. Changes in fair value, net of taxes (if applicable), are reflected in other comprehensive loss. Realized gains and losses on sales of the securities, as well as premium or discount amortization, are included in the unaudited condensed consolidated statement of operations as other expense (income), net.
Equity securities with readily determinable fair value are measured at fair value. The changes in the fair value of equity investments are recognized through other expense (income), net in the unaudited condensed consolidated statements of operations.
The following table sets forth the Company’s marketable securities:

	September 30	December 31
(in thousands)	2021	2020
Israeli mutual funds	$—	$1,027

As of September 30, 2021 and December 31, 2020 there were no available-for-sale debt securities.

The Company has considered factors regarding other than temporary impaired securities and determined that there are no securities with impairment that is other than temporary as of September 30, 2021 and December 31, 2020.
During the nine months ended September 30, 2021 and September 30, 2020 the Company received aggregate proceeds of $1.0 million and $36.4 million, respectively, upon sale and maturity of marketable securities.
As of September 30, 2021 and December 31, 2020, there were no restricted marketable securities.
NOTE 7 – INVENTORY
Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis by product. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. The Company commenced capitalizing inventory for AMZEEQ and ZILXI upon FDA approval in October 2019 and May 2020, respectively. The Company periodically reviews its inventory levels and, if necessary, writes down inventory that is expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that fails to meet commercial sale specifications, with a corresponding charge to cost of goods sold. There were no material write-downs during the three and nine months ended September 30, 2021 and September 30, 2020.
The Company evaluated the realizability of inventory giving consideration to the strategic business review discussed in Note 1 and no impairment charges resulted from this review as of September 30, 2021. The Company will continue to evaluate the realizability of its inventory during the process to explore a possible sale or license of its topical minocycline franchise.
The following table sets forth the Company’s inventory:

	September 30	December 31
(in thousands)	2021	2020
Raw materials	$3,247	$4,042
Work-in-process	339	662
Finished goods	4,484	2,700
Total	$8,070	$7,404
NOTE 8 - DEBT
On July 29, 2019, Foamix entered into a Credit Agreement (the "Credit Agreement") to secure up to $50 million from two lenders, one of which is a significant stockholder of the Company and is considered a related party, and a Securities Purchase Agreement with one of the lenders for gross proceeds of approximately $14 million, before deducting offering expenses (see “Note 9- Share Capital” for more information). On March 9, 2020, the Company entered into an Amended and Restated Credit Agreement and Guaranty (as further amended on August 5, 2020, the “Amended and Restated Credit Agreement”), whereby the Company has guaranteed the indebtedness obligations of the borrower and granted a first priority security interest in substantially all of the Company's assets for the benefit of the lenders. As December 31, 2020, $35.0 million was drawn under the Amended and Restated Credit Agreement. The Company did not incur the remaining $15.0 million under the Amended and Restated Credit Agreement.
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
The loans were scheduled to mature on July 29, 2024. However, following discussions with the Company's lenders regarding the revenue targets included in the Amended and Restated Credit Agreement, the revenue expected to be generated for the trailing twelve month period ended June 30, 2021 and the Company's strategic transition discussed in Note 1, the Company determined to prepay its outstanding indebtedness in addition to a 4% prepayment fee and accrued but unpaid interest in the total amount of approximately $36.5 million on August 11, 2021. Following the prepayment, the Amended and Restated Credit Agreement and the security interests thereunder were terminated. As of September 30, 2021 there was no debt outstanding.
Perceptive Credit Holdings II, LP (“Perceptive”) was one of the lenders and the administrative agent under the Amended and Restated Credit Agreement. As of September 30, 2021 and August 11, 2021, the date of the prepayment, affiliates of Perceptive were holders of more than 5% of the Company's outstanding common stock. In connection with the prepayment of the Company's indebtedness, Perceptive received $18.3 million, representing their portion of the principal amount, interest and prepayment premium.
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
The Company incurred offering expenses of $1.1 million in connection with transactions contemplated by the Credit Agreement and the Securities Purchase Agreement, which were allocated to the Warrants, shares and debt consistently with the allocation of proceeds. The Company incurred additional expenses in the amount of $0.3 million from the borrowing of Tranche 2 Loan, allocated only to the debt. Debt issuance costs are recorded on the consolidated balance sheet as a reduction of liabilities. Amounts allocated to the debt, net of issuance cost, were subsequently recognized at amortized cost using the effective interest method.
During the three months ended September 30, 2021, the Company recorded interest expense of $3.5 million, comprised of interest expense of $1.9 million and discount cost of $1.6 million. During the nine months ended September 30, 2021, the Company recorded interest expense of $5.6 million, comprised of interest expense of $3.8 million and discount cost of $1.8 million. For the three month and nine month periods ended September 30, 2021, interest expense includes a debt prepayment fee of $1.4 million and the write-off of discount costs of $1.6 million associated with the Company's prepayment of outstanding indebtedness resulting in a total loss on the extinguishment of debt of $3.0 million. During the three months ended September 30, 2020, the Company recorded interest expense of $1.0 million and discount cost of $0.1 million. During the nine months ended September 30, 2020, the Company recorded interest expense of $2.9 million and discount cost of $0.3 million.
NOTE 9 – SHARE CAPITAL
Preferred stock
As of September 30, 2021, the Company's Certificate of Incorporation, as amended, authorizes the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of September 30, 2021 and December 31, 2020.
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
Issuance of stock
On February 1, 2019, the Company entered into a Sales Agreement (the "2019 Sales Agreement") with Cantor Fitzgerald & Co., or Cantor Fitzgerald, to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald acted as the Company's sales agent. The issuance and sale of shares of common stock by us pursuant to the 2019 Sales Agreement were deemed an "at-the-market" offering under the Securities Act. Cantor Fitzgerald was entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2019 Sales Agreement. From January 1, 2021 through January 25, 2021, the Company issued and sold 2,778,012 shares of common stock at a weighted average price per share of $9.76 pursuant to the 2019 Sales Agreement for $26.3 million in net proceeds. Effective as of January 25, 2021, the Company terminated the 2019 Sales Agreement.
On August 12, 2021, the Company entered into a new sales agreement with Cantor Fitzgerald to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald will act as the Company's sales agent. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement are deemed an "at-the-market" offering under the Securities Act. Cantor Fitzgerald is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. During the three months ended September 30, 2021, the Company issued and sold 1,948,000 shares of common stock at a weighted average per share price of $1.57 pursuant to the Sales Agreement for $2.9 million in net proceeds.
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
Pursuant to the completion of the Merger, on March 9, 2020, the Company issued 36,550,335 shares to legacy Foamix shareholders. On April 6, 2020, pursuant to the terms of the CSR Agreement, the Company issued an additional 74,544,413 shares to legacy Foamix shareholders, adjusted retrospectively to 18,636,103 shares of common stock upon the reverse stock split effective February 12, 2021.
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
Share-based compensation
Equity incentive plans:
Upon closing of the Merger, the Company adopted Foamix’s 2019 Equity incentive plan (the “2019 Plan”). As of September 30, 2021, 509,158 shares remain issuable under the 2019 Plan. In addition, the Company adopted the 2018 Omnibus Incentive Plan (the "2018 Plan") in January 2018. In January 2020, the number of shares reserved under the 2018 Plan automatically increased by 750,000 shares of common stock pursuant to the terms thereof. As of September 30, 2021, 81,925 shares remain issuable under the 2018 Plan.
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
As of September 30, 2021, 2,261,108 shares remain available for grant under the ESPP.
During the nine months ended September 30, 2021, 42,989 shares were issued to employees pursuant to the ESPP. During the nine months ended September 30, 2020, 61,031 Foamix ordinary shares were purchased by Foamix employees pursuant to the ESPP prior to the Merger. Such shares were later exchanged for 36,155 shares of the Company's common stock and one CSR in the Merger, adjusted retrospectively to 9,038 shares of common stock and one CSR upon the reverse stock split effective February 12, 2021.
Options and RSUs granted to employees and directors:
In the nine months ended September 30, 2021 and 2020, the Company granted options and RSUs as follows:

	Nine months ended September 30, 2021
	Award amount*	Exercise price range*	Vesting period	Expiration
Employees and Directors:
Options	1,686,405	$1.68-$11.08	1 year - 4 years	10 years
RSUs	970,813	—	2 years - 4 years	—

	Nine months ended September 30, 2020
	Award amount*	Exercise price range*	Vesting period	Expiration
Employees and Directors:
Options	1,316,637	$5.84-$12.52	1 year - 4 years	10 years
RSUs	647,427	—	1 year - 4 years	—
* All amounts and exercise prices for pre-Merger grants are presented following the exchange to Menlo options and RSUs at the Exchange Ratio described in Note 3-Business Combination.
The fair value of options and RSUs granted to employees and directors during the nine months ended September 30, 2021 and the nine months ended September 30, 2020 was $9.4 million and $11.8 million, respectively.
The fair value of RSUs granted is based on the share price on the grant date.
The fair value of options granted was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Nine months ended September 30,
	2021	2020
Dividend yield	0%	0%
Expected volatility	68.38% - 69.38%	60.44% - 69.83%
Risk-free interest rate	0.5% - 1.29%	0.31% - 1.26%
Expected term	6 years	6 years

Pursuant to the Merger, all outstanding options and RSUs granted by Foamix were exchanged for stock options and RSUs of Menlo’s common stock according to the Exchange Ratio. In addition, for each option and RSU the holder received a CSR as described in Note 3- Business Combination. This transaction was considered by the company to be a modification under ASC 718, Compensation - Stock Compensation. The modification did not affect the remaining requisite service period. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded immaterial incremental compensation expense for the three months ended March 31, 2020. As described in Note 3 - Business Combination, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The conversion was considered by the company to be a modification under ASC 718. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded incremental compensation of $0.5 million and $1.8 million for the three and nine months ended September 30, 2021, respectively, and $1.1 million and $10.4 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 there is $1.5 million of unrecognized incremental compensation expense related to the modification which will primarily be amortized using a graded vesting method over the next 2 years.
Awards granted to holders who are no longer employed or providing services to the Company are accounted for in accordance with ASC 815-40, Derivatives and Hedging. Under this guidance, the awards are classified as a derivative liability because the award no longer exchanges a fixed amount of cash for a fixed number of shares. Accordingly, as of March 9, 2020 the Company reclassified $1.6 million from additional paid-in capital to derivative liability on the unaudited condensed consolidated balance sheet. Prior to the reclassification of these awards as a liability instrument, the Company recorded an incremental compensation expense of $0.6 million due to the above mentioned modification in accordance with ASC 718. Subsequent to the reclassification of these awards as a liability instrument, the Company recorded incremental compensation expense of $1.0 million for the nine months ended September 30, 2020. There was no incremental compensation expense for the three and nine months ended September 30, 2021. As described in Note 3 - Business Combination, on April 6, 2020, the Company announced that study MTI-105 and study MTI-106 did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Accordingly, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. On April 6, 2020, the awards are exchangeable for a fixed amount of cash for a fixed number of shares and were remeasured to fair value and reclassified from derivative liability to additional paid-in capital.
Prior to the Merger, Menlo recognized all expenses relating to awards outstanding as of the Effective Date. These awards were subject to acceleration upon the change of control per the previous Menlo stock option plan.
The following table illustrates the effect of share-based compensation on the statements of operations:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2021	2020	2021	2020
Research and development expenses	$435	$361	$1,335	$3,927
Selling, general and administrative	1,970	2,259	5,413	11,220
Total	$2,405	$2,620	$6,748	$15,147
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
Maturities of lease liabilities are as follows:

(in thousands)
2021	$229
2022	761
2023	151
Total lease payments	1,141
Less imputed interest	89
Total lease liability	$1,052

As of September 30, 2021, the Company had a lien in the amount of $0.6 million on the Company’s cash in respect of bank guarantees granted in order to secure the lease agreements.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of September 30, 2021, no claims or actions are pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.
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

On August 9, 2021, the Company initiated a patent infringement suit against Padagis in the United States District Court for the District of Delaware arising from Padagis’s ANDA filing with the FDA. The patent infringement suit asserts each of the Listed Patents. As a result, under applicable law, the FDA cannot grant final approval to Padagis’s ANDA before December 30, 2023, or a court decision in Padagis’s favor. VYNE is seeking, among other relief, an order that the effective date of any FDA approval of Padagis’s ANDA be no earlier than the expiration of the Listed Patents, the latest of which expires on September 8, 2037, and such further and other relief as the court may deem appropriate. Padagis filed its response and counterclaim on October 1, 2021. The Company filed its response to such counterclaim on October 22, 2021.

The Company intends to vigorously defend its intellectual property rights, including the Listed Patents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by our Current Report on Form 8-K filed on August 12, 2021. In this Quarterly Report on Form 10-Q, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to VYNE Therapeutics Inc. The disclosure set forth in this section reflects the Company's 1-for-4 reverse stock split, which was effected on February 12, 2021. Accordingly, all share amounts and per share amounts have been adjusted.
Company Overview

Beginning in the second quarter of 2021, we conducted a review of our commercial and research and development portfolio to determine how to optimally deploy capital and drive shareholder value. During the course of this review, we carefully considered the revenues received from the commercialization of AMZEEQ and ZILXI and the associated costs to drive those revenues, the protracted negative impact of the COVID-19 pandemic during the commercial launches of both AMZEEQ and ZILXI, the current payor landscape, as well as the costs to develop each of our pipeline products. During this process, we evaluated several strategic options, including the acquisition of marketed assets, out-licensing our approved products outside of the United States, and possible partnering or co-development relationships with interested parties. Following our review, we determined to initiate a process to explore a possible sale or license of our topical minocycline franchise, including AMZEEQ, ZILXI, FCD105 (the Company’s Phase 3 proprietary novel topical combination foam formulation of minocycline and adapalene for the treatment of moderate-to-severe acne vulgaris) and the underlying Molecule Stabilizing Technology platform.

By leveraging our drug development and clinical development capabilities and strong network of discovery and preclinical science partners, we are transitioning our strategic focus to develop therapies for the treatment of immuno-inflammatory conditions and rare skin diseases of high unmet medical need. We expect to continue to invest in FMX114 for the treatment of mild to moderate atopic dermatitis and enrolled the first patient in our Phase 1b/2a proof-of-concept study in October 2021. We expect results from this study early in the first quarter of 2022. In addition, on August 12, 2021, we announced a transaction with In4Derm Limited, a company incorporated and registered in Scotland (“In4Derm”). In4Derm is a spin-out of the University of Dundee’s School of Life Sciences which has discovered and is developing proprietary Bromodomain and Extra-Terminal Domain (“BET”) inhibitors for the treatment of immunology and oncology conditions. On April 30, 2021, the parties entered into an Evaluation and Option Agreement (the “Option Agreement”) pursuant to which In4Derm granted us an exclusive option to obtain exclusive worldwide rights to research, develop and commercialize products containing In4Derm’s BET inhibitor compounds, which are new chemical entities, in both topical (the “Topical BETi Option”) and oral (the “Oral BETi Option”) treatments in all fields for any disease, disorder or condition in humans. On August 6, 2021, we exercised the Topical BETi Option and the parties entered into a License Agreement granting VYNE a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of In4Derm’s BET inhibitor compounds identified to be suitable for topical administration in all fields. We paid a $1.0 million cash payment to In4Derm upon the execution of the Option Agreement and $0.5 million in connection with the exercise of the Topical BETi Option. Pursuant to the License Agreement, we have agreed to make cash payments to In4Derm upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the U.S. of up to $15.75 million for all indications. In addition, we currently expect to exercise the Oral BETi Option following the selection of a lead candidate for the program. Upon exercise of the exclusive Oral BETi Option, the parties will sign a license agreement (the “Oral License Agreement”), and we will pay In4Derm a $4.0 million cash payment. The Oral License Agreement will include cash payments of up to $43.75 million payable to In4Derm upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the U.S. for all indications. The license agreements also provide for tiered royalty payments of up to 10% of net annual sales across licensed BET inhibitor products by VYNE. In4Derm is entitled to additional milestones upon the achievement of regulatory approvals in certain jurisdictions outside the U.S.

The initial BET inhibitor candidates that the Company plans to develop are VYN201 and VYN202. VYN201 is a pan-bromodomain or pan-BD BET inhibitor. It is a first-in-class “soft” pan-BD BET inhibitor that is designed to mitigate systemic drug exposure and will be developed for topical applications. The Company intends to progress VYN201 into rare dermatological indications where there is significant unmet need due to a lack of indicated treatment options. The Company plans to communicate the initial indication it will be pursuing for VYN201 after the prerequisite non-clinical safety assessments have been completed and enter this program into the clinic in 2022.

The second candidate, VYN202, is an orally-delivered, first-in-class BET inhibitor that is highly selective for Bromodomain 2 (“BD2”). By selectively inhibiting BD2, the Company believes VYN202 could have a more targeted anti-inflammatory effect with an improved benefit/risk profile. Upon the selection of a lead candidate, VYNE intends to exercise its exclusive option with In4Derm Limited and commence an IND-enabling non-clinical safety program.

As we continue to transition from a commercial organization to one focused on research and development, we expect to further streamline operations by continuing to eliminate the vast majority of planned expenditures supporting our commercial operations. Furthermore, we are in the process of reducing our workforce by terminating approximately 70 employees, which we expect to be completed by December 31, 2021. We incurred a one-time charge of $1.0 million in the three months ended September 30, 2021 in connection with this restructuring plan, consisting of $0.9 million of employee termination costs, including severance and other benefits, and retention payments of $0.1 million. We anticipate incurring an additional charge of $0.3 million related to employee termination costs, including severance and other benefits during the fourth quarter of 2021. These charges will be substantially paid out by December 31, 2021. Additional charges of $0.4 million related to retention payments are anticipated through June 30, 2022.
Key Developments
Below is a summary of selected key developments affecting our business that have occurred since December 31, 2020:
•From January 1, 2021 through January 25, 2021, the Company issued and sold 2,778,012 shares of common stock at a weighted average price per share of $9.76 for $26.3 million in net proceeds pursuant to a Sales Agreement (the "2019 Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") through an at-the-market equity offering program under which Cantor Fitzgerald acted as our sales agent. Effective as of January 25, 2021, the Company terminated the 2019 Sales Agreement.
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
•On January 28, 2021, the Company completed a registered direct offering of 5,274,261 shares of common stock at a price of $9.48 per share. The net proceeds of the offering were approximately $46.8 million, after deducting placement agent fees and other offering expenses.
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
•On August 12, 2021, we announced a licensing arrangement with In4Derm, giving us access to their library of novel BET inhibitor compounds. See "—Company Overview."
•On August 12, 2021, we announced that we initiated a process to explore a sale or license of our topical minocycline franchise. In addition, we are refocusing our resources on our immuno-inflammatory development programs, including the compounds that we licensed from In4Derm. See “—Company Overview.”
•On August 12, 2021, we entered into a sales agreement with Cantor Fitzgerald & Co. to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald will act as our sales agent. From August 12, 2021 to September 30, 2021, we issued and sold 1,948,000 shares of common stock at a weighted average sales price per share of $1.57 for $2.9 million in net proceeds. See "Part I—Item 1. Unaudited Condensed Consolidated Financial Statements—Note 9. Share Capital."
•On October 5, 2021, we announced that the first patient was enrolled in Cutia's Phase 3 study in China evaluating AMZEEQ for the purposes of seeking regulatory approval in China.
•On October 19, 2021, we announced that the first patient was enrolled in our Phase 1b/2a clinical trial evaluating FMX114 for the treatment of mild-to-moderate atopic dermatitis. We expect topline results from the study early in the first quarter of 2022.
•On October 21, 2021, we announced the formation of a scientific advisory board ("SAB") composed of leading scientists and academics specializing in immunological and inflammatory diseases. The SAB will provide scientific expertise and guidance to the VYNE management team and Board, as the Company progresses its pipeline of innovative treatments for immuno-inflammatory conditions.
•On October 26, 2021, we announced preclinical data showing that our pan-BET inhibitor, VYN201, significantly reduced the expression of several key pro-inflammatory cytokines relevant to Th17-mediated autoimmune diseases in an animal model and an ex vivo human tissue study.
Financial Overview
We have incurred net losses since our inception. Until the first quarter of 2020, when we commenced commercial operations, our business activities were primarily limited to developing product candidates, raising capital and performing research and development activities. As of September 30, 2021, we had an accumulated deficit of $628.0 million. We recorded net losses of $21.3 million and $24.7 million for the three months ended September 30, 2021 and 2020, respectively.
Our capital resources and business efforts have largely been focused on activities relating to the commercialization of AMZEEQ and ZILXI and advancing our product candidates and pipeline. As discussed above, we completed a strategic review of our business and have determined to explore a possible sale or license of our minocycline franchise, including AMZEEQ, ZILXI, FCD105 and the underlying MST platform. We will refocus our resources on our immuno-inflammatory pipeline and expect to support the continued development of FMX114 and the BET inhibitor research and development programs. Research and development activities for these programs, including preclinical and clinical testing of the Company’s drug candidates, will require significant additional financing. The future viability of the Company is dependent on our ability to successfully execute our business strategy and develop our drug candidates and raise additional capital to finance operations. Our failure to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies.
Components of Operating Results
Revenues
Our revenue during the periods presented has been comprised of AMZEEQ and ZILXI product sales and collaboration revenue.
We received FDA approval for AMZEEQ on October 18, 2019 and launched AMZEEQ in the United States in January 2020. We commercially launched ZILXI on October 1, 2020. We have generated product revenue of $11.8 million for the nine months ended September 30, 2021. We will not commercially launch our other product candidates in the United States or generate any revenues from sales of any of our product candidates unless and until we obtain marketing approval. Our ability to generate revenues from sales will depend on the successful commercialization of our drug products AMZEEQ and ZILXI and any other product candidates that receive marketing approval.
Historically, we have generated revenues under development and license agreements including royalty payments in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer, which later assigned it to Leo Pharma A/S ("LEO"). In the three months ended March 31, 2020, we did not receive or become entitled to any royalty payments due to the suspension of the manufacturing of Finacea by LEO, following inadequate supply of quality-compliant batches of the API used in such product. In April 2020, LEO informed us that it had reestablished the supply of Finacea foam and resumed commercial sale in the United States. In the nine months ended September 30, 2021 we received royalties of $0.7 million.
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
Additionally, on April 23, 2020, we entered into a licensing agreement with Cutia for AMZEEQ as well as certain of our other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved in the U.S., FCD105 in the Greater China territory. We will supply the finished licensed products to Cutia for clinical and commercial use. We received an upfront cash payment of $10.0 million in 2020 ($6.0 million received in the three months ended June 30, 2020 and $4.0 million received in the three months ended September 30, 2020) and will be eligible to receive an additional $1 million payment upon the receipt of marketing approval in China of the first licensed product. We will also receive royalties on net sales of any licensed products pursuant to the agreement. There was no license revenue for the nine months ended September 30, 2021.
Cost of Goods Sold
Cost of goods sold for the nine months ended September 30, 2021 and 2020 were approximately $2.4 million and $0.9 million, respectively.
Our gross margin percentage of 79% and 86% was favorably impacted during the nine months ended September 30, 2021 and September 30, 2020, respectively, by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the nine months ended September 30, 2021 and September 30, 2020 was valued at cost, our gross margin for the period then ended would have been 78% and 82%, respectively.
Cost of goods sold expenses consist primarily of:
◦third party expenses incurred in manufacturing product for sale;
◦transportation costs incurred in shipping manufacturing materials between third parties; and
◦other costs associated with delivery and manufacturing of product.

Operating Expenses

Research and Development Expenses
Our research and development expenses to date relate primarily to the development of AMZEEQ, ZILXI, serlopitant, FCD105 and FMX114. Our total research and development expenses for the nine months ended September 30, 2021 and 2020 were approximately $19.7 million and $35.7 million, respectively. We charge all research and development expenses to operations as they are incurred.
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
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the nine months ended September 30, 2021 and 2020 were approximately $46.3 million and $71.6 million, respectively. The decline in these costs is primarily associated with cost savings measures related to our shift from a commercial organization to a research and development organization and merger costs incurred during 2020. No merger related costs were incurred in 2021.
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
Interest Expense
Interest expense primarily consists of interest expense on our long-term debt. During the three months ended September 30, 2021, our interest expense also included prepayment penalties of $1.4 million and the write off of deferred financing costs of $1.6 million.
Other Expense, net
Other Expense, net primarily consists of gains from interest earned from our bank deposits, foreign exchange losses and financial income on our marketable securities and a revaluation of our derivative liability.
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2020, we had federal and state net operating loss carryforwards of $243.2 million and $66.3 million, respectively, of which $44.3 million and $66.3 million of these carryforwards will begin to expire in 2031 for federal and state purposes, respectively. As of December 31, 2020, we had federal and state research and development tax credit carryforwards of $6.2 million and $1.2 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. As of December 31, 2020, the company had $198.9 million in federal and state NOLs with no limited period of use. There are no significant updates through September 30, 2021.
NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders of a corporation over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. State NOLs and tax credit carryforwards may be subject to similar limitations under state laws. We believe that certain of our NOLs and tax credit carryforwards may be subject to limitation under Sections 382 or 383, and potentially, similar limitations under state law. As a result, even if we earn net taxable income, our ability to use the NOL and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.
Results of Operations
Comparison of the Three-Month Periods Ended September 30, 2021 and 2020
Revenue
Revenues totaled $4.1 million and $3.3 million for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, our revenue consisted of $4.0 million of product sales and $0.1 million of royalty revenue. For the three months ended September 30, 2020, revenues consisted of $2.9 million of product sales and $0.4 million of royalty revenue.
The COVID-19 pandemic and government measures taken in response to the pandemic have had a negative impact on our operations. Access to healthcare providers has been limited through the third quarter of 2021, which has negatively impacted sales and the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition and liquidity will depend on future developments that are highly uncertain, subject to change and will continue to evolve with geographical re-openings, surges in cases, the emergence of new strains and the vaccination effort.
In addition, on August 12, 2021, we announced that we commenced a process to explore a possible sale or license of our topical minocycline franchise. In connection this announcement, we immediately began reducing expenditures supporting commercial operations, including terminating commercial employees, which is expected to be complete by December 31, 2021.
Cost of Goods Sold
Cost of goods sold was $1.0 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. The increase in cost of goods sold is primarily due to an increase in sales volume.
Our gross margin percentage was 73% for the three months ended September 30, 2021. Our gross margin percentage of 87% for the three months ended September 30, 2020 was favorably impacted by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the three months ended September 30, 2020 was valued at cost, our gross margin for the period then ended would have been 85%. The inventory sold during the third quarter of 2021 was valued at cost.
Research and Development Expenses
Our research and development expenses for the three months ended September 30, 2021 were $7.0 million, representing an increase of $0.4 million, or 5.4%, compared to $6.6 million for the three months ended September 30, 2020. Employee-related expenses, including stock based compensation, increased by $1.0 million. Expenditures for FMX114 and our BET inhibitor programs increased by $1.8 million, including fees due to In4Derm upon the execution of the Option Agreement and in connection with the exercise of the Topical BETi Option. The increases were offset by a decrease in clinical trial and manufacturing expenses due to the completion of FCD105 and serlopitant clinical trials and the product launches of AMZEEQ and ZILXI during 2020.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2021 were $13.8 million, representing a decrease of $5.9 million, or 30.0%, compared to $19.8 million for the three months ended September 30, 2020. Employee-related expenses decreased by $2.0 million primarily due to lower headcount in 2021. Commercial operations and marketing expenditures decreased by $2.5 million as a result of the strategic shift of the business announced in August 2021. The balance of the decrease is primarily due to corporate costs incurred during 2020 following the Merger that were eliminated or reduced in 2021.
Interest Expense
Interest expense for the three months ended September 30, 2021 and September 30, 2020 was $3.5 million and $1.1 million, respectively. The increase is primarily attributable to the prepayment penalty of $1.4 million associated with the prepayment of outstanding debt and the write off of deferred financing costs of $1.6 million, offset by the elimination of ongoing interest expense and deferred cost amortization after the debt was paid off on August 11, 2021.
Other Expense (Income), net
Other expense (income), net for the three months ended September 30, 2021 was $35.0 thousand of expense as compared with $0.1 million of income for the three months ended September 30, 2020.
Income Taxes
During the three months ended September 30, 2021 there was no income tax expense. Income tax expense for the three months ended September 30, 2020 was $1.0 thousand.
Comparison of the Nine-Month Periods Ended September 30, 2021 and 2020
Revenue
Revenues totaled $12.5 million and $16.7 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, our revenue consisted of $11.8 million of product sales and $0.7 million of royalty revenue. For the nine months ended September 30, 2020, revenues consisted of $6.1 million of product sales, $0.6 million of royalty revenue and $10.0 million of license revenue.
The increase in product sales is due to the ZILXI product launch in October 2020 and an increase in demand for AMZEEQ. The decrease in license revenue for the nine months ended September 30, 2021 as compared to license revenue for the nine months ended September 30, 2020 is due to the upfront cash payment received in 2020 under the licensing agreement with Cutia for the sale and marketing of our topical minocycline products in China.
Cost of Goods Sold
Cost of goods sold was $2.4 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in cost of goods sold is primarily due to an increase in sales volume.
Our gross margin percentage of 79% and 86% for the nine months ended September 30, 2021 and September 30, 2020, respectively, was favorably impacted by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the nine months ended September 30, 2021 and September 30, 2020 was valued at cost, our gross margin for the period then ended would have been 78% and 82%, respectively.
Research and Development Expenses
Our research and development expenses for the nine months ended September 30, 2021 were $19.7 million, representing a decrease of $16.0 million, or 44.7%, compared to $35.7 million for the nine months ended September 30, 2020. Employee-related expenses, including stock based compensation, decreased $9.2 million primarily due to severance costs incurred in 2020 related to the Merger. Clinical trial and manufacturing expenses decreased by $10.4 million with the completion of FCD105 and serlopitant clinical trials and the product launches of AMZEEQ and ZILXI during 2020. The decreases were offset by approximately $4.0 million of increased expenditures related to FMX114 and our BET inhibitor programs, including fees due to In4Derm upon the execution of the Option Agreement and in connection with the exercise of the Topical BETi Option.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the nine months ended September 30, 2021 were $46.3 million, representing a decrease of $25.4 million, or 35.4%, compared to $71.6 million for the nine months ended September 30, 2020. Employee-related expenses, including stock based compensation, decreased by $16.2 million primarily due to severance costs incurred in 2020 due to the Merger. Professional service and corporate costs decreased by approximately $13.2 million as certain of these expenses were eliminated or reduced in 2021 following the Merger. Commercial related expenditures associated with the launches of AMZEEQ and ZILXI increased by approximately $4.0 million.
Interest Expense
Interest expense for the nine months ended September 30, 2021 and September 30, 2020 was $5.6 million and $3.2 million, respectively. The increase is primarily attributable to the prepayment penalty of $1.4 million associated with the prepayment of outstanding debt and the write off of deferred financing costs of $1.6 million offset by the elimination of ongoing interest expense and deferred cost amortization after the debt was paid off on August 11, 2021.
Other Expense (Income), net
Other expense (income), net for the nine months ended September 30, 2021 was $0.2 million of expense as compared with $1.1 million of income for the nine months ended September 30, 2020. Other income decreased primarily due to gains on derivative liabilities and marketable securities in 2020. No such gains occurred in 2021.
Income Taxes
During the nine months ended September 30, 2021 there was no income tax expense. Income tax benefit for the nine months ended September 30, 2020 was $0.3 million.
Liquidity and Capital Resources

In January 2020, we launched AMZEEQ in the United States and commenced generating product revenues in the first quarter of 2020. We also launched ZILXI in the United States in October 2020 and commenced generating revenues in the fourth quarter of 2020. Our activities prior to the commercial launches of AMZEEQ and ZILXI primarily consisted of raising capital, developing product candidates, and performing research and development activities. Since inception, we have incurred recurring losses and negative cash flows from operations. As of September 30, 2021, we had cash, cash equivalents and restricted cash of $52.9 million and an accumulated deficit of $628.0 million. On August 11, 2021, we prepaid the entirety of our outstanding indebtedness, including a prepayment premium and accrued but unpaid interest, for a total amount of approximately $36.5 million. We had no outstanding debt as of September 30, 2021.
The COVID-19 pandemic and government measures taken in response to the pandemic have had a negative impact on our operations. Access to healthcare providers has been limited, which has negatively impacted sales and our ability to execute our commercial strategy with respect to AMZEEQ and ZILXI. In addition, the commercial launches of both AMZEEQ and ZILXI have been negatively impacted by unfavorable payor decisions in March 2021 on product pricing. These conditions have impaired our ability to generate revenue consistent with internal forecasts, which has had a negative impact on our financial condition and liquidity. Following discussions with our lenders regarding the revenue targets included in the Amended and Restated Credit Agreement, the revenue expected to be generated for the trailing twelve month period ended June 30, 2021 and the strategic transition discussed above, we determined to prepay our outstanding indebtedness in addition to a 4% prepayment fee and accrued but unpaid interest in the total amount of approximately $36.5 million on August 11, 2021. Following the prepayment, the Amended and Restated Credit Agreement and the security interests thereunder were terminated. See "Part I—Item 1. Unaudited Condensed Consolidated Financial Statements—Note 1. Nature of Operations—Liquidity and Capital Resources and —Note 8. Debt."

As discussed above, we completed a strategic review of our business and initiated a process to explore a sale or license of our minocycline franchise, including AMZEEQ, ZILXI, FCD105 and the underlying MST platform. We are refocusing our resources on our immuno-inflammatory pipeline and intend to continue to support the FMX114 and the BET inhibitor development programs. Research and development activities for these programs, including preclinical and clinical testing of our drug candidates, will require significant additional financing. Our future viability is dependent on our ability to successfully pivot to a research and development business strategy and develop commercially viable drug candidates and raise additional capital to finance our operations. Our ability to continue as a going concern is contingent on our ability to sell or license the minocycline franchise, develop future commercially viable products and/or to raise sufficient working capital through either debt or equity financing. There is no assurance we will be able to achieve these objectives under acceptable terms or at all.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is expected to be impacted by the outcome of the plans outlined above, including the successful sale or license of the minocycline franchise, positive results from clinical trials for FMX114, and the successful development and positive results from clinical trials for the BET inhibitor programs. We do not have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of our September 30, 2021 financial statements. Based on our plans to conduct a Phase 2b clinical trial for FMX114 (assuming positive results in the Phase 2a study) and progress both the topical and oral BET inhibitor programs into the clinic in 2022, we currently believe we has sufficient cash and cash equivalents to fund operations through the end of the second quarter of 2022. This assumes that operating expenses will be significantly reduced in connection with the disposition of the minocycline franchise and projected clinical trial costs. This excludes potential proceeds received from a sale or license of the minocycline franchise, business development transactions or financing transactions which are all beyond our control. As such, we will, over the course of the next twelve months, require significant additional financing to continue our operations. Each of these factors are subject to uncertainty, and therefore, raise substantial doubt about our ability to continue as a going concern. Failure to successfully complete a sale or license of the minocycline franchise, develop the above noted assets, and receive additional financing will require us to delay, scale back or otherwise modify our business and our research and development activities and other operations.
Summary Statement of Cash Flows
The following table summarizes our statement of cash flows for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30
	2021	2020
	(in thousands of U.S. dollars)
Net cash (used in) / provided by:
Operating activities	$(46,349)	$(111,707)
Investing activities	1,027	87,105
Financing activities	$39,815	$53,828
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
Net cash used in operating activities was $46.3 million in the nine months ended September 30, 2021, compared to $111.7 million in the nine months ended September 30, 2020. The decrease was attributable primarily to increases in revenues with the launch of AMZEEQ and ZILXI in January 2020 and October 2020, respectively, as well as decreased costs associated with the Merger, which resulted in a decrease to net loss of $170.6 million. The decrease is offset by add backs in the nine months ended September 30, 2020 of which $54.3 million related to impairments and $84.7 million related to the remeasurement of a contingent stock right. The remaining decrease in cash used in operations was driven by working capital fluctuations.
Cash Used in (Provided by) Investing Activities
Net cash provided by investing activities was $1.0 million in the nine months ended September 30, 2021, compared to $87.1 million in the nine months ended September 30, 2020. The change was primarily attributable to the cash acquired through the Merger and a decrease in investments in bank deposits and marketable securities in the nine months ended September 30, 2020.
Cash Provided by Financing Activities
There was $39.8 million provided by financing activities in the nine months ended September 30, 2021, compared to $53.8 million in the nine months ended September 30, 2020. The increase was attributable to proceeds from the offering of common stock in January 2021 and August 2021, along with the exercise of options and issuance of shares under our equity incentive plan. This increase is offset by the prepayment of outstanding debt on August 11, 2021.
Cash and Funding Sources
Our sources of liquidity in the nine months ended September 30, 2021 consisted primarily of proceeds from the issuance of common stock in the at-the-market offering and the registered direct offering in January 2021 and sales of AMZEEQ and ZILXI.

Our sources of liquidity in the nine months ended September 30, 2020 consisted primarily of cash and investments acquired in the Merger.
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
•business development opportunities we may engage in; and
•the costs involved in filing and prosecuting patent applications and obtaining, maintaining and enforcing patents or defending against claims or infringements raised by third parties, and license royalties or other amounts we may be required to pay to obtain rights to third party intellectual property rights.
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
Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 4, 2021, as updated by our Current Report on Form 8-K filed on August 12, 2021.
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

COVID-19
The COVID-19 pandemic and government measures taken in response to the pandemic have had a negative impact on the Company's operations. Access to healthcare providers has been limited, which has negatively impacted sales and the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition and liquidity will depend on future developments that are highly uncertain, subject to change and will continue to evolve with geographical re-openings, surges in cases, the emergence of new strains and the vaccination effort. In addition, the Company further assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, impairments of long-lived assets and revenue recognition. In 2020, the Company recorded impairments of goodwill and certain indefinite-lived intangibles; however, these impairments were unrelated to the impact of COVID-19 (See “Note 3 – Business Combination” for more information). The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
Indemnification
As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2021 and December 31, 2020.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2021 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of September 30, 2021, no claims or actions are pending against the Company that, in the opinion in management, are likely to have a material adverse effect on the Company.
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
On August 9, 2021, the Company initiated a patent infringement suit against Padagis in the United States District Court for the District of Delaware arising from Padagis’s ANDA filing with the FDA. The patent infringement suit asserts each of the Listed Patents. As a result, under applicable law, the FDA cannot grant final approval to Padagis’s ANDA before December 30, 2023, or a court decision in Padagis’s favor. VYNE is seeking, among other relief, an order that the effective date of any FDA approval of Padagis’s ANDA be no earlier than the expiration of the Listed Patents, the latest of which expires on September 8, 2037, and such further and other relief as the court may deem appropriate. Padagis filed its response and counterclaim on October 1, 2021. The Company filed its response to such counterclaim on October 22, 2021.
The Company intends to vigorously defend its intellectual property rights, including the Listed Patents
1A. Risk Factors.
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 4, 2021, as well as subsequent reports. As of September 30, 2021, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K and subsequent reports, except as set forth below.
Risks Related to our Liquidity

We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our research and development activities which would have a material adverse effect on our financial condition.

Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of September 30, 2021, we had approximately $52.9 million in cash, cash equivalents and restricted cash as well as negative cash flows from operating activities. Following the prepayment of our indebtedness, we do not have sufficient cash and cash equivalents to fund our anticipated level of operations as they become due during the twelve months following the date of filing of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about our ability to continue as a going concern. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion regarding our liquidity. We may not be able to raise adequate proceeds from the sale or license of our minocycline franchise or from other financing transactions. Accordingly, additional funds may not be obtained for our ongoing operations and we may not succeed in our future operations. Unless we are able to raise additional capital to finance our operations, our long-term business plans may not be accomplished, and we may be forced to cease, reduce, or delay operations. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6.  Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith

3.1(a)	Amended and Restated Certificate of Incorporation.	10-K	3/4/2021	3.1

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated as of July 19, 2021.	8-K	7/19/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	9/08/2020	3.2

10.1#	License Agreement (Topical), dated as of August 9, 2021, by and between In4Derm Limited and VYNE Therapeutics Inc.				X

10.2#	Evaluation and Option Agreement, dated as of April 30, 2021, by and between In4Derm Limited and VYNE Therapeutics Inc.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	The cover page of VYNE Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within Exhibit 101 attachments).
_______________________________________________________
#    Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
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
Dated: November 10, 2021

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tyler Zeronda
Tyler Zeronda Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)