Form 10-K
period 2021-12-31
VYNE Therapeutics Inc.
filed 2022-03-17
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes ☐     No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates was $155.4 million, computed by reference to the last sales price reported by the Nasdaq Global Select Market as of June 30, 2021. Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 2, 2022, there were 56,165,599 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

VYNE THERAPEUTICS INC.
FORM 10-K

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:
•Our business is dependent on the successful development of FMX114 and our BET inhibitor product candidates;
•We will need substantial additional funding to fund our operations, and there is substantial doubt about our ability to continue as a going concern. We could also be forced to delay, reduce or terminate our research and development activities which would have a material adverse effect on our financial condition;
•Risks and uncertainties related to the development of new chemical entities;
•We may encounter delays in enrolling patients and successfully completing clinical trials for our product candidates, and may even be prevented from commencing such trials due to factors that are largely beyond our control;
•Clinical drug development is very expensive, time-consuming and uncertain. Our clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates, which could prevent or delay regulatory approval and commercialization;
•We may be unable to develop a lead molecule for the VYN202 program and exercise our option to license the applicable BET inhibitor compounds from In4Derm;
•Our clinical trials may fail to demonstrate the safety and efficacy of our drug candidates, or serious adverse or unacceptable side effects may be identified during the development of our drug candidates, which could result in the abandonment or limitation of the development of our drug candidates or prevent or delay our ability to pursue strategic alternatives for our drug candidates;
•Results obtained in non-clinical studies and completed clinical trials may not predict success in later clinical trials;
•Topline and preliminary data from our clinical trials that we announce or publish from time to time may change as additional data become available and are subject to audit and verification procedures that could result in material changes in the final data;
•We have a limited history as a clinical-stage biopharmaceutical company developing drug candidates for immuno-inflammatory conditions, which may make it difficult to assess our future viability;
•We may spend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success;
•We are subject to various risks and uncertainties arising out of the completed divestiture of our commercial business;
•We have not obtained regulatory approvals to market our other pipeline product candidates, and we may be delayed in obtaining or fail to obtain such regulatory approvals and to commercialize these product candidates;
•Our failure to successfully in-license, acquire, develop and market additional product candidates or approved products could impair our ability to grow our business and execute our strategy;

•We intend to in-license and acquire product candidates or engage in other strategic transactions, which could impact our liquidity, increase our expenses and present significant distractions to our management;

•We may decide not to continue developing any of our product candidates at any time during development or of any of our products after approval, which would reduce or eliminate our potential return on investment for those product candidates or products;
•Our business has been adversely impacted and could continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic in regions where we or third parties on which we rely have manufacturing facilities, clinical trial sites or other business operations. The COVID-19 pandemic could adversely affect our operations, including at our clinical trial sites, as well as the business or operations of our manufacturers, contract research organizations or other third parties with whom we conduct business;
•We are subject to various U.S. federal, state, local and foreign health care fraud and abuse laws, including anti-kickback, self-referral, false claims and fraud laws, health information privacy and security, and transparency laws, and any violations by us of such laws could result in substantial penalties or other consequences including criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business;
•Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of our product candidates and to produce, market, and distribute our products after clearance or approval is obtained; and
•The trading price of the shares of our common stock is volatile, and stockholders could incur substantial losses.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” “until,” “if” and similar expressions or variations.
These forward-looking statements include, but are not limited to, statements regarding the following matters:
•our ability to successfully execute our business strategy, including our ability to successfully develop our bromodomain and extra-terminal domain ("BET") inhibitor platform for immuno-inflammatory conditions;
•our pursuit of, and ability to successfully identify and execute, strategic transactions;
•our ability to select a lead candidate and exercise our option with respect to an oral BET inhibitor under the terms of the Evaluation and Option Agreement with In4Derm Limited;

•our ability to raise substantial additional financing to fund our operations and continue as a going concern;
•our ability to enroll patients and successfully complete, and receive favorable results in, clinical trials for our product candidates;
•estimates of our expenses, capital requirements, our needs for additional financing and our ability to obtain additional capital on acceptable terms or at all;
•the timing of commencement of future preclinical studies and clinical trials;
•the potential market size of treatments for any diseases and market adoption of our products, if approved or cleared for commercial use, by physicians and patients;
• risks and uncertainties arising out of the completed divestiture of our commercial business;
•disruptions related to COVID-19 on our ability to initiate and retain patients in our clinical trials and progress preclinical studies and the ability of our suppliers to manufacture and provide materials for our product candidates;
•our ability to create and or license in intellectual property and the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and programs, including the projected terms of patent protection;
•the regulatory approval process for our product candidates, including any delay or failure in obtaining requisite approvals;
•developments and projections relating to our competitors and the markets in which we compete, including competing drugs and therapies, particularly if we are unable to receive exclusivity;
•our ability to comply with various regulations applicable to our business, including continued listing rules imposed by Nasdaq;
•our ability to successfully challenge intellectual property claimed by others;
•our intentions and our ability to establish collaborations or obtain additional funding;
•our ability to attract and retain key scientific or management personnel;
•our defense of any future litigation that may be initiated against us;
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

PART I
ITEM 1 - BUSINESS
Overview

We are a biopharmaceutical company focused on developing proprietary, innovative and differentiated therapies for the treatment of immuno-inflammatory conditions. Our most advanced product candidate, FMX114, which is in Phase 2a, is being evaluated for the potential treatment of mild-to-moderate atopic dermatitis (“AD”). We are also in the preclinical stages of developing products containing Bromodomain and Extra-Terminal Domain (or “BET”) inhibitor compounds. Our initial BET inhibitor candidate in development is VYN201, a locally administered pan-BET inhibitor, which we are exploring in various immuno-inflammatory diseases, including skin diseases. In addition, we continue to explore opportunistic transactions that may enhance our pipeline portfolio, as well as support our current operations and fund our future growth.

In 2020, we commercially launched two dermatology products, AMZEEQ (minocycline) topical foam, 4%, and ZILXI (minocycline) topical foam, 1.5%, that we developed in-house using our proprietary molecule stabilizing technology (MST) platform and clinical development capabilities. Following a review of our business in the first half of 2021, including the revenues we had received from these commercial products, the market environment for specialty pharmaceutical companies and the potential for biopharmaceutical companies with novel immuno-inflammatory pipelines, we determined to divest our commercial dermatology business and refocus our strategic efforts and resources toward advancing our pipeline and development platform for products to treat immuno-inflammatory conditions. See "—Divestiture of Minocycline Business" and“Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Overview” for further discussion regarding the sale of our MST franchise, including AMZEEQ, ZILXI, and FCD105, to Journey Medical Corporation.
Immuno-Inflammatory Disease

Our therapies are being evaluated for their potential to target inflammatory/autoimmune disease (which we refer to “immuno-inflammatory diseases”). These immune system disorders are caused by the immune system having too much activation or too little inhibition. There are dozens of known types of immuno-inflammatory diseases, many of which are severely debilitating and/or life threatening. Our therapeutic goal in immuno-inflammatory disease is to deliver a potent anti-inflammatory response while minimizing systemic side effects.

Our most advanced product candidate, FMX114, is being evaluated for the potential treatment of mild-to-moderate AD. AD is a chronic immune-mediated disease that is characterized by the appearance of dry, red, and itchy skin. FMX114 is being developed to address both the source and cause of inflammation in AD by developing a distinct combination gel formulation of tofacitinib, a Janus kinase inhibitor (“JAK”), aimed at reducing inflammation by inhibiting cytokine release from inflammatory cells, and fingolimod, a Sphingosine 1-phosphate receptor modulator, which approaches the reduction of inflammation by inhibiting migration of inflammatory cells, and in addition may also directly support skin barrier recovery. See “—Our Portfolio of Product Candidates—FMX114 for Mild-to-Moderate Atopic Dermatitis” for additional information regarding our FMX114 program.

In addition, in August 2021, we entered into a transaction with In4Derm Limited ("In4Derm") providing us with exclusive worldwide rights to research, develop and commercialize products containing BET inhibitors for the treatment of any disease, disorder or condition in humans. Through our access to this library of new chemical BET inhibitor compounds (our “InhiBET™ platform”), we plan to develop BET inhibitor product candidates in various modes of administration and for a diverse set of indications. Based on preclinical data generated to date, we believe therapeutics generated by our InhiBET™

platform have the potential to provide patient benefit in a broad range of immune system disorders. Accordingly, we have chosen to focus our initial efforts for this platform on select therapeutic areas with unmet medical needs in immuno-inflammatory disease.
BET proteins play a key role in regulating gene transcription via epigenetic interactions (“reading”), and recent research has determined a key role for these BET proteins in regulating B cell and T cell activation and subsequent inflammatory processes. As epigenetic readers, BET proteins regulate the recruitment of transcriptional factors that are key to the production of several pro-inflammatory cytokines. Inhibiting BET proteins blocks cytokine transcription and therefore may have significant therapeutic potential across a wide variety of immuno-inflammatory/fibrotic and myeloproliferative neoplastic disorders.
Our initial BET inhibitor candidate in development is VYN201, which was developed using the InhiBET™ platform and is a locally administered pan-bromodomain, or pan-BD, BET inhibitor. It is a first-in-class “soft” pan-BD BET inhibitor that is designed to address diseases involving multiple, diverse inflammatory cell signaling pathways. Through our license with In4Derm, we are developing VYN201 for local administration for various immuno-inflammatory diseases, including skin diseases. Based on preclinical data to date, we believe VYN201 has the potential to deliver a potent, localized anti-inflammatory effect to the affected area and be rapidly cleared through the body’s metabolic process.
As part of our partnership with In4Derm, we also have an exclusive option to license In4Derm’s highly selective bromodomain 2 BET inhibitors for oral administration. We believe bromodomain 2 selective oral BET inhibitors may present as more conveniently-administered non-biologic treatment options for both acute control and chronic management of immuno-inflammatory indications, where the damaging effects of unrestricted inflammatory signaling activity is common.
Our Strategy
We intend to execute on our strategy, including the following:
Develop our combination product candidate, FMX114. FMX114 is our proprietary investigational combination gel formulation of tofacitinib and fingolimod and is being developed to address both the source and cause of inflammation in AD. We believe FMX114 has the potential to be the first topical combination product for the treatment of AD and is the first topical product in clinical development that utilizes the sphingosine 1-phosphate receptor modulation mode of action. We expect to receive topline results from our Phase 2a study evaluating the safety and efficacy of FMX114 for mild-to-moderate AD in the second quarter of 2022.
Establish our InhiBET™ BET inhibitor platform as a proprietary product development vehicle. By leveraging our proven drug development and clinical development capabilities and strong network of discovery and preclinical science partners, we intend to discover and develop BET inhibitor product candidates in various modes of administration and for a diverse set of indications. Our goal is to capitalize on these strengths and establish InhiBET™ as a proprietary product development vehicle.
Maximize the value of our pipeline and platform via potential partnering activities. We believe our pipeline is unique and has broad utility. For example, based on our preclinical efforts to date, we believe VYN201 has the potential to be developed for a variety of immuno-inflammatory indications and multiple modes of administration. We intend to continue to leverage our existing pipeline and platform to actively explore and evaluate potential value-creating partnering opportunities.

Expand our product candidate portfolio and pipeline through in‑licensing or acquisitions of additional product candidates or technologies. In addition to developing product candidates organically within our organization, we may in‑license or acquire product candidates from third parties by leveraging our business development capabilities. With a goal of building a well‑balanced and diversified portfolio, we assess a variety of factors for potential product candidates and technologies. Our criteria for possible acquisition or in-licensing opportunities includes rationale for addressing the disease, likelihood of regulatory approval, commercial viability, intellectual property protection, prospects for favorable pricing and reimbursement and competition. We intend to continue to be opportunistic in our business development activities to achieve our long-term strategic goals.
Our Portfolio of Product Candidates
FMX114 for Mild-to-Moderate Atopic Dermatitis
Overview
In March 2021, we announced development plans for FMX114 for the potential treatment of mild-to-moderate AD. FMX114 is a fixed combination of tofacitinib and fingolimod. Tofacitnib reduces inflammation intracellularly by inhibiting cytokine release from inflammatory cells. Fingolimod reduces inflammation by inhibiting migration of inflammatory cells and may directly support upregulation of filaggrin. By combining tofacitinib and fingolimod in a topical gel formulation, FMX114 attempts to address both the source and cause of inflammation in AD and support skin barrier recovery.
Preclinical Data
FMX114 was evaluated in a well-known preclinical model in which dorsal depilated BALB-C mice were dosed with 100µl topical dinitrochlorobenzene ("DNCB") solution to induce a type 2 inflammatory response in the skin with AD-like pathology. There was a 32-day induction phase followed by seven days of both DNCB and investigational drug concomitant treatment. Two doses of FMX114 (0.6% tofacitinib + 0.01% fingolimod and 0.3% tofacitinib + 0.02% fingolimod) were compared with tofacitinib monotherapy, fingolimod monotherapy, triamcinolone (steroid) 0.1%, and DNCB control. Key findings from the study include the following:

•Treatment with FMX114 0.6% tofacitinib + 0.01% fingolimod combination gel resulted in an 89% reduction in the modified atopic dermatitis index score (mADI) relative to the DNCB control group at day 7.
•Both FMX114 doses had comparable efficacy to triamcinolone 0.1% cream, a product widely used in the treatment of AD.
•Animal body weight was also evaluated to help determine tolerance to treatment. At day 7:
◦In both FMX114 treatment groups, the animals experienced body weight gains comparable to DNCB negative control and vehicle-treated healthy control animal groups.
◦Animals treated with triamcinolone 0.1% cream lost approximately 21% of their body weight compared to the animals treated with FMX114.
Phase 1b /2a Study
In October 2021, we enrolled the first patient in our Phase 1b/2a clinical trial evaluating FMX114 for the treatment of mild-to-moderate AD. After considering the Food and Drug Administration's (the "FDA") recent review of the oral JAK inhibitor class for the treatment of several systemic autoimmune diseases, we believe it was important to characterize the preliminary safety and pharmacokinetic profile of FMX114 before advancing to the Phase 2a portion of the study. On January 19, 2022, we announced the Phase 1b data showing that systemic bioavailability of tofacitinib and fingolimod in topical formulation was substantially lower when compared to their oral equivalents. Specifically, the mean plasma Cmax of tofacitinib calculated on treatment day 1 and day 14 were approximately 50-fold and 1500-fold lower, respectively, when compared to the equivalent data for the lowest commercially available adult oral dose of tofacitinib (XELJANZ 5mg BD) and the pharmacokinetics of fingolimod and active metabolite, fingolimod 1-phosphate, could not be determined as all whole blood concentrations were below the assay LLOQ (0.08ng/ml for both analytes).

We expect to receive topline results from our Phase 2a study evaluating the safety and efficacy of FMX114 for mild-to-moderate AD in the second quarter of 2022.
Market Opportunity
AD is a skin disorder that causes long-term inflammation of the skin, resulting in itchy, red, swollen and cracked skin. Onset can occur at any age, but is more common in infants and children. Of the approximately 30 million people diagnosed with AD in the United States, approximately 19 million are characterized as mild-to-moderate disease severity. In 2019, 7.1 million patients used prescription medication to treat AD, with topical glucocorticosteroids accounting for 8 of the 10 highest prescribed topical products for AD. We believe FMX114, if approved, can provide an attractive treatment option for physicians and patients by demonstrating efficacy that is comparable to that of a glucocorticosteroid with an improved safety profile.
InhiBET™ BET Inhibitor Platform

As a result of our partnership with In4Derm, we have exclusive worldwide rights to research, develop and commercialize products containing certain BET inhibitor compounds for the treatment of any disease, disorder or condition in humans. See "—Development and License Agreements—In4Derm License Agreements." Utilizing our InhiBETTM platform and through our preclinical activities, we are evaluating the impact that BET inhibitor compounds have on regulating pro-inflammatory cytokines. Based on this evaluation, we are targeting indications whose pathogenesis is linked to the proliferation of these specific cytokines, and we are developing formulations designed to maximize the anti-inflammatory effect of the drug while minimizing any potential safety concerns. Through our InhiBET™ product development platform, we believe we can demonstrate the potential utility of these BET inhibitor compounds and develop therapies for a variety of immuno-inflammatory conditions.
VYN201 - Locally Administered Pan-BD BET Inhibitor
Our initial BET inhibitor candidate in development is VYN201. VYN201 was developed using the InhiBET™ platform and is a locally administered pan-BD BET inhibitor. It is a first-in-class “soft” pan-BD BET inhibitor that is being developed to address diseases involving multiple, diverse inflammatory cell signaling pathways. Our goal with the VYN201 program is to develop a therapy that delivers a potent, localized anti-inflammatory effect and is rapidly cleared through the body’s metabolic process so as to avoid systemic absorption.
To date, we have conducted several preclinical models which have demonstrated VYN201's anti-fibrotic activity and the ability to significantly reduce the expression of certain cytokines relevant to certain autoimmune diseases. Based on such data, we believe VYN201 has the potential to be highly versatile by serving as a locally acting therapy with low systemic exposure. We are continuing to evaluate VYN201 in a variety of preclinical models and will announce an initial indication for VYN201 following such evaluation.

The following summarizes preclinical data received to date for the VYN201 program:
Th17 Inflammation Model
In October 2021, we announced preclinical data showing that VYN201 significantly reduced the expression of several key pro-inflammatory cytokines relevant to Th17-mediated autoimmune diseases in an animal model and an ex vivo human tissue study. The pathogenesis of many autoimmune diseases is linked to the proliferation and activity of Th17 cells.
VYN201 was evaluated in a well-established preclinical model in which dorsal depilated mice were topically dosed with imiquimod cream to induce a Th17 inflammation pathology over a 7-day induction phase. A further 7-day treatment phase evaluated three doses of VYN201 (0.001%, 0.01% and 0.1% concentrations) compared to a class 1 super-potent glucocorticosteroid product positive control (clobetasol propionate 0.05% cream) and vehicle control. Further, an imiquimod-naive control group (healthy control group) was included for VYN201 vehicle treatment. Key findings from the study include:
•A dose-dependent improvement in the signs and symptoms of inflammation was observed for VYN201 treatment groups.
◦Treatment with VYN201 0.1% resulted in a 94% reduction in the composite inflammation severity score of erythema and scaling, relative to the vehicle control group at treatment day 7.
◦Animals treated with VYN201 0.1% experienced a reduction in inflammation comparable to those treated with the class 1 super-potent glucocorticosteroid clobetasol propionate 0.05% cream.

◦Corresponding dose-dependent reductions were observed across all treatment groups in Th17-relevant cytokine biomarkers of inflammation, including IL-1β, IL-17, IL-6, IL-36 and TNFα for VYN201-treated animals.
•Treatment with VYN201 at all concentrations appeared well-tolerated based on the following observations:
◦Animals treated with VYN201 continued to gain body weight in a similar manner to the healthy control group, whereas animals treated with clobetasol propionate cream 0.05% had a mean body weight loss of approximately 17% compared to the animals treated with VYN201 0.1%.
◦Animals treated with VYN201 had no evidence of dermal tolerance issues, consistent with the healthy control group, whereas animals treated with clobetasol propionate 0.05% cream had significant skin atrophy as evidenced by deep wrinkling and rhytides (fine wrinkles), marked dermal translucency and loss of elasticity.
Fibrotic Tissue Model
In November 2021, we announced preclinical data showing that VYN201 demonstrated improvements in reducing fibrotic tissue mass and overall skin repair outcomes with no negative impact on healing time. In the preclinical study, duplicate identical skin incisions were induced on the flanks of hairless mice under anesthesia. The animals were topically dosed once daily with either 100mg VYN201 vehicle, VYN201 1%, or a hydroalcoholic gel (a negative control known to delay healing) until each lesion had completely healed. Key findings from the study include:
•As early as treatment day 5, and consistent with the vehicle control, animals treated with VYN201 1% had a statistically significant decrease (improvement) in global external lesion severity score, a comprehensive evaluation of length, width, swelling and visibility of lesions, compared to those treated with hydroalcoholic gel.
•Consistent with the vehicle control, lesions treated with VYN201 1% completely healed (mean time to heal: 15.5 days) approximately 5 days earlier compared to those treated with hydroalcoholic gel (mean time to heal: 21 days).
•Animals treated with VYN201 1% had a significantly lower global internal lesion severity score than those treated with VYN201 vehicle or hydroalcoholic gel, indicative of an improved internal lesion outcome and a positive effect on reducing the formation of fibrotic tissue mass in the lesion bed.
•By the end of treatment, healed lesions treated with VYN201 1% appeared less visually distinct and more macular in nature with an improved overall aesthetic outcome compared to the other treatments.
•VYN201 vehicle and VYN201 1% appeared to be well-tolerated both within the lesion sites, based on the absence of irritation, and in general throughout the treatment period.
Vitiligo Model

In March 2022, we announced positive preclinical data in an ex vivo skin model of vitiligo. In the preclinical model, VYN201 reduced the expression of key pro-inflammatory biomarkers relevant to the pathogenesis of vitiligo, and demonstrated marked reduction in melanocyte loss. The objectives of this study were to evaluate the potential of VYN201 to (i) reduce Matrix Metalloproteinase-9 (“MMP-9”) secretion (reducing the secretion of MMP-9 allows for melanocyte stabilization and limits loss of melanocytes/depigmentation in vitiligo); (ii) reduce soluble adhesion molecule, E-cadherin (soluble E-cadherin is a biomarker of melanocyte loss due to degradation of matrix-bound E-cadherin by MMP-92); (iii) minimize the loss of melanocytes by assessing melanin pigment content and (iv) affect the expression of genes commonly associated with melanogenesis (melanin synthesis, melanosome maturation and transport). Key findings from the study include:

•VYN201 produced a dose dependent reduction in MMP-9 and soluble E-cadherin:
◦Applications with VYN201 at each of the 0.1% and 1% concentrations resulted in statistically significant reductions in MMP-9 when compared to vehicle, with a 94.7% reduction in secreted MMP-9 for the VYN201 1% treatment (p<0.0001).
◦Applications with VYN201 at each of the 0.1% and 1% concentrations resulted in statistically significant reductions in the release of soluble E-cadherin relative to vehicle, with a 32.6% reduction in soluble E-cadherin for the VYN201 1% concentration (p<0.01).

◦VYN201 0.1% and 1% were both numerically superior to topical ruxolitinib cream, 1.5% in reducing the secretion of MMP-9 and soluble E-cadherin.
•VYN201 at each of the 0.1% and 1% concentrations substantially reduced the loss of melanin pigment in the basal layers of skin:
◦Quantified melanin levels for VYN201 1% treated skin cultures were approximately 10-fold higher as compared to VYN201 vehicle treated skin cultures (p=0.03).
•VYN201 positively impacted the expression of several genes implicated in the pathogenesis of vitiligo:
◦VYN201 0.1% and 1% resulted in a statistically significant reduction in the expression of inflammatory cytokines IL1-α and IL1-β relative to vehicle (VYN201 1%, p<0.0005). These cytokines are well recognized as significant contributors to inflammation in vitiligo and their over-expression correlates with disease progression.
◦VYN201 significantly upregulated the WNT signaling pathway at the 0.1% and 1% concentrations relative to vehicle, with a 10-fold increase observed at the 1% concentration (p<0.01). The WNT family of proteins and its signaling pathway is recognized as an important indicator of melanocyte regeneration.
VYN202 - Selective BET Inhibitor
VYN202 is exploring multiple BET inhibitor compounds that are highly selective for bromodomain 2 ("BD2"). By selectively inhibiting BD2, we believe VYN202 could have a more targeted anti-inflammatory effect with an improved benefit/risk profile. We are diligently working with In4Derm to develop a lead molecule for the VYN202 program. Once a lead candidate has been selected, we intend to exercise our option with respect to these BET inhibitor compounds and commence an IND-enabling preclinical safety program. See "—Development and License Agreements—In4Derm License Agreements."
Divestiture of Minocycline Business
On January 12, 2022, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Journey Medical Corporation (“Journey”) pursuant to which we divested our Molecule Stabilizing Technology ("MST") franchise, including AMZEEQ, ZILXI, and FCD105, to Journey (the “Sale”). Journey acquired, among other things, the intellectual property related to the MST assets, inventory as of closing, and our rights and obligations under the license agreement with respect to the greater China territory. In addition, Journey agreed to assume certain liabilities, including, among others, those arising from ourpatent infringement suit initiated against Padagis Israel Pharmaceuticals Ltd. The Sale was consummated concurrently with the execution of the Purchase Agreement.
Pursuant to the Purchase Agreement, we received an upfront payment of $20.0 million and we are entitled to an additional $5.0 million on the one-year anniversary of the closing of the transaction. We are also eligible to receive sales milestone payments of up to $450.0 million in the aggregate upon the achievement of specified levels of net sales on a product-by-product basis, beginning with annual net sales exceeding $100,000,000 (with products covered in three categories (1) AMZEEQ (and certain modifications), (2) ZILXI (and certain modifications), and (3) FCD105 and other products covered by the patents being transferred, including certain modifications). In addition, we are entitled to receive certain payments from any licensing or sublicensing of the assets by Journey outside of the United States.

The Purchase Agreement includes customary representations and warranties, as well as indemnification rights for breaches of representations, warranties, and covenants, as well as certain other matters, subject to customary deductibles, caps, and other limitations.
Manufacturing
We currently contract with third party manufacturers for all of our required raw materials, active ingredients and finished products for our preclinical research and clinical trials for our product candidates. We currently have no plans to establish our own manufacturing capabilities and plan to continue to rely on third-party manufacturers for any future trials of our product candidates.
We, together with our contract manufacturing organizations, or CMOs, have developed the validation processes, methods, tests and/or controls suitable for the manufacturing of our product candidates and for defining their properties. Development stage quantities of any products that we develop need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we may seek approval. We require all of our CMOs to comply with these requirements and currently employ internal and external resources to manage our manufacturing contractors. The relevant manufacturers of our product candidates for our current preclinical and clinical trials have advised us that they are compliant with both the FDA’s Good Laboratory Practices, or GLP, and cGMP.
Development and License Agreements
In4Derm License Agreements
On April 30, 2021, we entered into an Evaluation and Option Agreement (the “Option Agreement”) with In4Derm. In4Derm is a spin-out of the University of Dundee’s School of Life Sciences and has discovered and is developing proprietary BET inhibitors for the treatment of immunology and oncology conditions. Pursuant to the Option Agreement, In4Derm granted us an exclusive option to obtain certain exclusive worldwide rights to research, develop and commercialize products containing In4Derm’s BET inhibitor compounds for the treatment of any disease, disorder or condition in humans. Pursuant to the Option Agreement, we agreed to use commercially reasonable efforts to stabilize, develop and manufacture a product with a pan-BD BET inhibitor as its active ingredient and In4Derm agreed to provide a mutually agreed data package and select an NCE development candidate from its highly selective BET inhibitor compounds (the "Oral BETi Compounds"). The Company paid a $1.0 million non-refundable cash payment to In4Derm upon execution of the Option Agreement, 50% of which was to be used by In4Derm in the development of the Oral BETi Compounds.

Locally Administered Pan-BD BET Inhibitor Program (VYN201)

On August 6, 2021, we exercised our option with respect to the VYN201 program and, on August 9, 2021, the parties entered into a License Agreement (the “License Agreement”) granting VYNE a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of In4Derm’s pan-BD BET inhibitor compounds. We have the sole responsibility for development, regulatory, marketing and commercialization activities to be conducted for the licensed products at our sole cost and discretion. We are required to use commercially reasonable efforts to develop and, if approved, commercialize such products. Pursuant to the License Agreement, a joint development committee consisting of one representative from each party reviews the progress of the development plan for the licensed products. Pursuant to the License Agreement, we may develop a product that contains or incorporates a specific BET inhibitor, whether alone or in combination with other active ingredients, in any form, formulation, presentation, or dosage, and for any mode of administration.

We made a $0.5 million cash payment to In4Derm in connection with entering into the License Agreement. Pursuant to the License Agreement, we have agreed to make cash payments of up to an aggregate of $15.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed product in the U.S. In4Derm is entitled to additional milestones upon the achievement of regulatory approvals in certain jurisdictions outside the U.S. In addition, with respect to any products we commercialize under the License Agreement, we will pay tiered royalties to In4Derm on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. We are obligated to pay royalties until the later of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

Selective BET Inhibitor Program (VYN202)

Under the terms of the Option Agreement, we can exercise our option with respect to the Oral BETi Compounds at any time until it expires upon the earlier of (i) 14 days following the delivery of an agreed data package and selection of a lead NCE candidate by In4Derm and (ii) June 30, 2022. We expect to exercise our option following the selection of a lead candidate for the program. Upon exercise of the option, the parties will sign a license agreement (the “Oral License Agreement”) and we will pay In4Derm a $4.0 million cash payment. The Oral License Agreement will include cash payments payable to In4Derm of up to an aggregate of $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the U.S. In4Derm is entitled to additional milestones upon the achievement of regulatory approvals in certain jurisdictions outside the U.S. In addition, with respect to any products we commercialize under the Oral License Agreement, we will pay tiered royalties to In4Derm on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions.

LEO Pharma A/S for Finacea® Foam

In September 2015, Bayer HealthCare AG, or Bayer, began selling in the United States a product branded Finacea® Foam, based on our legacy foam technology. Finacea is a prescription topical drug which was developed through a collaboration between Foamix and Bayer. Bayer sold the product to LEO Pharma A/S ("LEO") in 2018. Pursuant to our license agreement with LEO for Finacea, we are entitled to receive royalties on net sales of Finacea. In 2021, we received (or became entitled to receive) a total of $0.9 million in royalties from sales of Finacea from LEO.
Additional Research and Development
For the fiscal years ended December 31, 2021 and 2020, our research and development expenses totaled $25.0 million and $43.5 million, respectively. In the ordinary course of business, we enter into agreements with third parties such as contract research organizations, or CROs, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials and aspects of our research and preclinical testing. These CROs and other third parties provide us with project management, monitoring, regulatory consulting and investigative services, and their fees are part of our research and development expenses.
Intellectual Property
Our intellectual property and proprietary technology are essential to the development of our pipeline product candidates. We are committed to protecting our intellectual property rights, core technologies and other know-how, through a combination of patents, trademarks, domain names, trade dress, trade secrets, copyrights, non-disclosure and confidentiality agreements, common interest agreements to protect privileged confidential information, licenses, assignments of invention and other contractual arrangements with our employees, scientific advisors, consultants, partners, suppliers, customers and others. Such agreements and rights may however be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets and other proprietary and confidential information may otherwise become known or be independently discovered by competitors. To the extent that our employees, scientific advisors, consultants, partners or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Our success will also depend at least in part on not infringing the proprietary rights of third parties. While we are diligent in our efforts to investigate proprietary rights of third parties, no search is completely exhaustive. For example, a relevant patent or published application could escape detection because of unusual terminology or use of terminology that is still evolving in developing technological fields. Also, databases used in the searches may not be entirely complete. It is uncertain whether the issuance of any third party patent would require us to alter our development strategies, alter our processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop our current and future drugs may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or other proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of invention. We may also have to participate in court proceedings or arbitration to defend and assert our rights. See "Item 1A. Risk Factors—Risks Related to Our Intellectual Property."
We have various pending patent applications related to our FMX114 and VYN201 product candidates. We have PCT applications in relation to FMX114. Our patent portfolio in relation to our BETi programs includes pending compound and composition patent applications in various jurisdictions worldwide, owned or licensed by us. Subject to filing a non-provisional, the PCT's being filed nationally, and the pending patent applications being granted and payments of the appropriate maintenance fees, the patent applications related to FMX114 will expire in 2040 and 2041 and the patent applications in relation to VYN201 will expire in 2040 and 2042.
In addition, in connection with our legacy business, we have various granted patents worldwide owned or licensed by us related to pharmaceutical compositions and their uses, including various foam-based platforms, various gel-based platforms, and other technology.
Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent term may be shortened if a patent is terminally disclaimed over another patent or as a result of delays in patent prosecution by the patentee, and a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent or by patent term extension, which compensates a patentee for delays at the FDA. The patent term of a European patent is 20 years from its filing date; however, unlike in the United States, the European patent does not grant patent term adjustments. The European Union does have a compensation program similar to patent term extension called supplementary patent certificate that would effectively extend patent protection for up to five years.
Competition
Our drug development activities face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Our drug development activities also face, and may continue to face, governmental actions designed to promote generic drug competition and lower prices. Any product candidate that we successfully develop and commercialize will compete with existing treatments, including those that may have achieved broad market acceptance, and any new treatment that may become available in the future.
Many of the companies against which we are competing, or against which we may compete in the future, have significantly greater financial resources and expertise in research and development, manufacturing, and preclinical and clinical development than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our development programs.
With respect to FMX114 as a potential treatment of mild-to-moderate AD, there are several different therapies in the AD market, including prescription products and OTC products. Our primary competitors for this program include topical therapies such as Eucrisa, marketed by Pfizer Inc.; Opzelura, marketed by Incyte Corporation; and generic and branded versions of low to mid-potency steroids such as hydrocortisone and betamethasone. In addition, there are several prescription product candidates under development that could potentially be used to treat AD, including but not limited to: topical tapinarof and topical cerdulatinib, both under development by Dermavant Sciences, Inc., topical delgocitinib, under development by LEO Pharma A/S and Japan Tobacco, Inc. (approved as Corectim in Japan), topical difamilast ointment, under development by Medimetriks/Otsuka Pharma, oral PF-04965842, under development by Pfizer Inc., and injectable lebrikizumab, under development by Eli Lilly and Company.
While we have not yet identified an initial indication for VYN201, there is intense competition for the treatment of immuno-inflammatory conditions, including indications we are currently evaluating. VYN201, if approved, will compete with existing treatments and new treatments that may become available in the future.
The commercial opportunity for our drug candidates, if approved, could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drug we may develop. Our competitors also may obtain FDA or other regulatory approval for their drug candidates more rapidly than us, which could result in our competitors establishing a strong market position before our drug candidates are able to enter the market.

Government Regulation
Our business is subject to extensive government regulation. Regulation by governmental authorities in the United States and other jurisdictions is a significant factor in our research and development activities.
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
The Orange Book
In seeking approval for a drug through a NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants may not be required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. In some cases however, the FDA may issue product specific guidance that recommends the conduct of a clinical trial. Drugs approved in this way are considered to be therapeutically equivalent to the listed drug, are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug in accordance with state law.
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
Marketing Exclusivity
In addition to patent protections applicable to a listed drug, a Section 505(b)(1) application and a 505(b)(2) application may be subject to periods of statutory market exclusivity afforded to an approved new drug. Statutory market exclusivity provides the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug product, and precludes approval of certain 505(b)(2) and abbreviated new drug applications (ANDAs) referencing the approved drug product for prescribed periods of time. Exclusivity is available for new chemical entities, as well as for significant changes in already approved drug products, such as a new indication or new use. FDA may refuse to approve a Section 505(b)(2) or ANDA application that is referencing a previously approved drug product to the extent that the drug product is subject to market exclusivity. Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active moiety that has been approved either alone or in combination by the FDA in any other NDA, that drug receives five years of marketing exclusivity and during which time the FDA cannot receive any ANDA or 505(b)(2) application seeking approval of a drug that references a version of the NCE drug, except that such applications may be submitted after 4 years if they contain a certification of patent invalidity or noninfringement. Certain approvals granted for change(s) to a drug resulting from new clinical studies that were “essential to approval,” such as a new dosage form, strength, route of administration, dosing regimen or indication, are associated with a three-year period of exclusivity. During this three-year exclusivity, the FDA cannot approve an ANDA or 505(b)(2) application that includes the change(s). Such applicants must also demonstrate “a significant new use” such as a new indication for a previously approved drug, and not just refinements in labeling related to previously approved uses, in order to qualify for the three-year exclusivity.
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
The manufacturing of any of our product candidates, if approved, will be required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. The FDA’s cGMP regulations require, among other things, quality control and quality assurance, as well as the corresponding maintenance of comprehensive records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are also required to register their establishments and list any products they make with the FDA and to comply with related requirements in certain states. These entities are further subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.
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
The FDA also may require post-marketing testing, or Phase IV testing, as well as REMS to monitor the effects of an approved product or place conditions on an approval that could otherwise restrict the distribution or use of approved products.
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
Prior to obtaining an MA in the EEA, applicants have to demonstrate compliance with all measures included in a Pediatric Investigation Plan, or PIP, approved by the EEA regulatory agency, covering all subsets of the pediatric population, unless the EEA regulatory agency has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.
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
CMS administers the Medicaid drug rebate program, in which pharmaceutical manufacturers pay quarterly rebates to each state Medicaid agency. Generally, for branded prescription drugs marketed under NDAs, manufacturers are required to rebate the greater of 23.1% of the average manufacturer price or the difference between such price and the best price during a specified period. An additional rebate for products marketed under NDAs is payable if the average manufacturer price increases at a rate higher than inflation, and other methodologies apply to new formulations of existing drugs. In addition, the Affordable Care Act (the "ACA") revised certain definitions used for purposes of calculating the rebates, including the definition of “average manufacturer price.” Various state Medicaid programs have implemented voluntary supplemental drug rebate programs that may provide states with additional manufacturer rebates in exchange for preferred status on a state’s formulary or for patient populations that are not included in the traditional Medicaid drug benefit coverage.
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
Healthcare laws and regulations

In March 2010, the then President of the United States signed one of the most significant healthcare reform measures in decades. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. This comprehensive legislative overhaul was expected to extend coverage to approximately 36 million previously uninsured Americans. The ACA's individual mandate was repealed by Congress in The Tax Cuts and Jobs Act of 2017, or the Tax Act, tax reform bill that was signed into law in December 2017 and became effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the lower court decision, which was then appealed to the U.S. Supreme Court. On June 17, 2021, the U.S. Supreme Court held that state and individual plaintiffs did not have standing to challenge the individual mandate provision of the ACA; in so holding, the Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the ACA in its entirety. It is unclear how this decision, subsequent appeals, if any, and other efforts to modify, repeal and replace the ACA will impact the ACA.
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
Healthcare providers, physicians and third party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with healthcare providers, third party payors and other customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations include the following:
•the federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including cash, improper discounts, and free or reduced price items and services. The intent standard under the federal Anti-Kickback Statute was amended by ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, under the ACA, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil FCA. Additionally, many states have similar laws that apply to their state health care programs as well as private payors. Violations of the federal or state anti-kickback laws can result in exclusion from federal and state health care programs and substantial civil and criminal penalties. The previous U.S. presidential administration issued final rules in late 2020 that, among other things, made changes to certain Anti-Kickback safe harbors; however, implementation of these rules has been and may continue to be affected by a regulatory freeze announced by the current administration in January 2021 and litigation challenging these rules;
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
Environmental, Health and Safety Matters
We are subject to extensive environmental, health and safety laws and regulations in a number of jurisdictions, primarily Israel, governing, among other things, (i) the use, storage, registration, handling, emission and disposal of chemicals, waste materials and sewage; and (ii) chemical, air, water and ground contamination, air emissions and the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals, waste materials and sewage. Our operations at our research and development facility in Israel use chemicals and produce waste materials and sewage. Our activities require permits from various governmental authorities including, local municipal authorities, the Ministry of Environmental Protection and the Ministry of Health. The Ministry of Environmental Protection and the Ministry of Health, local authorities and the municipal water and sewage company conduct periodic inspections in order to review and ensure our compliance with the various regulations.
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
The operations of our subcontractors and suppliers are also subject to various Israeli and foreign laws and regulations relating to environmental, health and safety matters, and their failure to comply with such laws and regulations could have a material adverse effect on our business and reputation, result in an interruption or delay in the development or manufacture of our product candidates, or increase the costs for the development or manufacture of our product candidates.

Human Capital
As of December 31, 2021, we had a total of 28 employees comprising 14 females and 14 males, all of whom are full-time employees. As of such date, 14 employees were primarily engaged in research and development activities. We believe our internal R&D capabilities coupled with our third-party R&D consultants are well positioned to execute our pipeline strategy in a cost effective manner. None of our employees are represented by a labor union, and we consider our employee relations to be good. We value the importance of retention, growth and development of our employees and we believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages.
We strive to foster a corporate culture built on communication and transparency. We hold annual company-wide trainings and hold regular company-wide meetings where management communicates notable corporate developments to Company employees. We are also focused on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. We will continue to promote a work environment that is based on the fundamental principles of human dignity, equality and mutual respect.
Financial and Segment Information
We operate our business as a single segment, as defined by generally accepted accounting principles. Our financial information is included in the consolidated financial statements and the related notes.
Corporate Information
We were incorporated in October 2011 as a Delaware corporation under the name Tigercat Pharma, Inc. We changed our name to VYNE Therapeutics Inc. in September 2020, following the merger (the "Merger") between Foamix Pharmaceuticals Ltd. ("Foamix") and Menlo Therapeutics Inc. ("Menlo") in March 2020.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act") and as modified by the JOBS Act and a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements, such as the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and certain reduced or scaled disclosure requirements available to smaller reporting companies.
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
Risks Related to Development of Our Product Candidates
Our business is dependent on the successful development of FMX114 and our BET inhibitor product candidates.
In January 2022, we divested our commercial business in order to focus our efforts and resources on drug development. Our development pipeline currently includes our Phase 2a asset FMX114 for the treatment of mild-to-moderate AD and preclinical candidates VYN201 and VYN202 which we are developing to treat immuno-inflammatory diseases. The success of our business is dependent on our successful development and/or our ability to pursue strategic initiatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize, these product candidates.

Our ability to successfully progress these candidates may be hampered for many reasons, including:
•a product candidate may in a clinical trial be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
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

Furthermore, VYN201 and VYN202 are very early stage programs. VYN201 is being evaluated in preclinical animal models and has not yet been administered to humans and VYN202 is still in lead candidate selection. The development of these NCEs carries even greater risk and a higher probability of failure. Our failure to successfully develop our drug candidates will have a material adverse effect on our business and financial condition.
We may encounter delays in completing clinical trials for our product candidates and may even be prevented from commencing such trials due to factors that are largely beyond our control.
We have in the past experienced and may in the future experience delays in completing clinical trials and in commencing future clinical trials, including due to reasons associated with COVID-19. For example, we have experienced delays in enrolling patients in our Phase 2a clinical trial evaluating FMX114 for the treatment of AD due to COVID-19 related issues. We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. Clinical trials can be delayed or aborted for a variety of other reasons, including delay or failure to:
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
Clinical drug development is very expensive, time-consuming and difficult to design and implement, and its outcome is inherently uncertain, particularly as it relates to NCEs. Before obtaining regulatory approval for the commercial sale of a product candidate, we must demonstrate through clinical trials that a product candidate is both safe and effective for use in the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. The clinical trials for these product candidates may take significantly longer than expected to complete. In addition, we, any partner with which we may in the future collaborate, the FDA, an institutional review board (“IRB”) or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time, for various reasons, including:
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
New chemical entities may require more time and resources for development, testing and regulatory approval.

Our BET inhibitor program is in the early stages of development, involves a novel therapeutic approach and new chemical entities, requires significant further research and development and regulatory approvals and is subject to the risks of failure inherent in the development of products based on innovative approaches. New chemical entities derived from our InhiBET platform are molecules that have not previously been approved and marketed as therapeutics, unlike FMX114 which includes active pharmaceutical ingredients whose safety and efficacy have previously been established which we aim to improve through a new formulation. As a result, the product candidates from our InhiBET platform may face greater risk of unanticipated safety issues or other side-effects, or may not demonstrate efficacy. Further, the regulatory pathway for our new chemical entities may be more demanding than that for FMX114, for which we may be able to leverage existing data under Section 505(b)(2) of the Food, Drug, and Cosmetic Act to reduce development risk, time and cost.
We may be unable to develop a lead molecule for the VYN202 program and exercise our option to license the applicable BET inhibitor compounds from In4Derm.
As discussed in "Item 1. Business—Development and License Agreements—In4Derm Licensing Agreements," under the terms of the Option Agreement, our option to exercise our rights with respect to In4Derm's highly selective BET inhibitor compounds expires upon the earlier of (i) 14 days following the delivery of an agreed data package and selection of a lead NCE candidate and (ii) June 30, 2022. We are currently working with In4Derm to develop a lead molecule for the VYN202 program. However, we may be unable to develop a viable lead molecule in a timely manner or at all. If we are unable to develop a lead candidate for the VYN202 program, we may not exercise our option with respect to In4Derm's BET inhibitor compounds suitable for oral administration which could cause us to terminate the program and would have a material adverse effect on our ability to execute our strategy of enhancing our pipeline.
Our clinical trials may fail to demonstrate the safety and efficacy of our drug candidates, or serious adverse or unacceptable side effects may be identified during the development of our drug candidates, which could result in the abandonment or limitation of the development of our drug candidates or prevent or delay our ability to pursue strategic alternatives for our drug candidates.
If our drug candidates are associated with side effects in preclinical studies and/or clinical trials or have characteristics that are unexpected, our development costs could increase or we may need to abandon development activities or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA or an IRB may also require that we suspend, discontinue, or limit our clinical trials based on safety information. Such findings could result in regulatory authorities failing to provide marketing authorization for our drug candidates. Many drug candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the drug candidate.
Before any potential third-party partners can obtain marketing approvals for the commercial sale of our drug candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our drug candidates are both safe and effective for use in each target indication, and failures can occur at any stage of testing. Additionally, if we or others identify undesirable side effects caused by our drugs, a number of potentially significant negative consequences could result, including:

•we may need to abandon the development or limit the further development of our drug candidates, including in various populations and for certain indications;
•we could be sued and held liable for harm caused to patients;
•our reputation may suffer;
•regulatory authorities may withdraw approval to market such product;
•regulatory authorities may require additional warnings on the product labeling;
•a medication guide outlining the risks of such side effects for distribution to patients may be required; and
•our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates would be harmed.

Any of these events could prevent us from pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize the particular drug candidate and could significantly harm our business, results of operations and prospects.
Results obtained in non-clinical studies and completed clinical trials may not predict success in later clinical trials.

Success in non-clinical testing, such as testing for VYN201 and FMX114, and early clinical trials does not ensure that later clinical trials will be successful, and any other clinical trials that we may conduct may not demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates in any indication. We and other companies in the biopharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials. Phase III clinical trials often produce unsatisfactory results even though prior clinical trials were successful. Any of these events could prevent us from pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize a particular drug candidate and could significantly harm our business, results of operations and prospects.
Topline and preliminary data from our clinical trials that we announce or publish from time to time may change as additional data become available and are subject to audit and verification procedures that could result in material changes in the final data.
We may publicly disclose topline or preliminary data from our clinical trials which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a complete analysis of all data related to the trial. We also make certain assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Accordingly, topline and preliminary data should not be considered complete and should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our reputation and business prospects. Further, disclosure of interim, topline or preliminary data by us or by our competitors could result in volatility in the price of our common stock.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the potential of the particular program, the likelihood of marketing approval or commercialization of the particular drug candidate, any approved product, and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular program, drug candidate or our business.
If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

We have a limited history as a clinical-stage biopharmaceutical company developing drug candidates for immuno-inflammatory conditions, which may make it difficult to assess our future viability.
Prior to the Company's announcement on August 12, 2021, our operations over the last several years has been largely focused on raising capital, undertaking preclinical studies and conducting clinical trials, and commercializing minocycline-based products for dermatology. Since announcing that we would be divesting our commercial business, we have been conducting preclinical studies evaluating VYN201 in a range of immuno-inflammatory conditions and considering initial indications for the program. Our team has limited experience in developing drugs for the treatment of immuno-inflammatory conditions. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer history of being a clinical-stage biopharmaceutical company focused on developing drugs in this area. We may also encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives.
We may spend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

As of the date of this report, we have not determined which indication(s) to pursue for VYN201 or VYN202. Following the completion of our preclinical analyses, we intend to select the initial indication(s) for these programs. Because we have limited financial and management resources, we may be required to focus on specific indications. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future development programs and drug candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through partnerships, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.
We have not obtained regulatory approvals to market our other pipeline product candidates, and we may be delayed in obtaining or fail to obtain such regulatory approvals and to commercialize these product candidates.
The process of developing, obtaining regulatory approval for and commercializing our other product candidates is long, complex, costly and uncertain, and delays or failure can occur at any stage. Furthermore, the research, testing, manufacturing, labeling, marketing, sale and distribution of drugs are subject to extensive and rigorous regulation by the FDA. We are not permitted to market any of our product candidates in the United States until we receive approval of the applicable NDA from the FDA. To gain approval of an NDA or other equivalent regulatory approval, we must provide the FDA with clinical data and other information that demonstrates the continued safety and efficacy of the product for the intended indication.
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
Our business has been adversely impacted and could continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic in regions where we or third parties on which we rely have manufacturing facilities, clinical trial sites or other business operations. The COVID-19 pandemic could adversely affect our operations, including at our clinical trial sites, as well as the business or operations of our manufacturers, contract research organizations or other third parties with whom we conduct business.

Our business has been adversely affected by the effects of the COVID-19 pandemic, which has resulted in a variety of restrictions in order to reduce the spread of the disease, which, among other things, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. For example, enrollment and other operations related to our ongoing Phase 1b/2a clinical trial for FMX114 in Australia have been impacted by the COVID-19 pandemic and restrictions imposed by Australian authorities. In addition, some of our third-party preclinical science partners and manufacturers which we use for the supply of materials for our drug candidates or other materials necessary to manufacture drug product to conduct preclinical studies and clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these studies and trials. Any delay in the development of our product candidates could have a material adverse effect on our business and results of operations.
Even if our product candidates receive marketing approval, we may continue to face future developmental and regulatory difficulties. In addition, we are subject to government regulations and we may experience delays in obtaining required regulatory approvals to market our proposed product candidates.
Even if we receive approval of any regulatory filing for our product candidates, the FDA may grant approval contingent on the performance of additional costly post-approval clinical trials or REMS to monitor the safety or efficacy of the product, which could negatively impact us by reducing revenues or increasing expenses, and cause the product not to be commercially viable. Absence of long-term safety data may further limit the approved uses of products.
The FDA may also approve our product candidates for a more limited indication or a narrower patient population than we originally requested, or may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. Furthermore, any such approved product will remain subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and recordkeeping.
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
Changes in methods of drug candidate manufacturing or formulation may result in additional costs or delay.

As drug candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered in an effort to optimize processes and results. Such modifications carry the risk that they will not achieve these intended objectives, and may also require additional testing, FDA notification or FDA approval. Any of these changes could cause our drug candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our drug candidates and jeopardize our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates.
Other Risks Related to Our Business and Financial Operations
We will need substantial additional funding to fund our operations, and there is substantial doubt about our ability to continue as a going concern. We could also be forced to delay, reduce or terminate our research and development activities which would have a material adverse effect on our financial condition.
Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of December 31, 2021, we had approximately $42.9 million in cash, cash equivalents and restricted cash. We received proceeds of $20.0 million less total transaction costs ranging from $4.0 million to $5.0 million from the sale of our commercial business in January 2022 and are entitled to receive an additional $5.0 million deferred payment in January 2023. We do not have sufficient cash and cash equivalents to fund our anticipated level of operations as they become due during the twelve months following the date of filing of this report. The aforementioned factors raise substantial doubt about our ability to continue as a going concern, as reflected in the audit report included with the audited financial statements included elsewhere in this report. In addition, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” for further discussion regarding our liquidity. We may not be able to raise any proceeds from financing transactions. Accordingly, additional funds may not be obtained for our ongoing operations and we may not succeed in our future operations. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders.
Our future capital requirements depend on many factors, including:
•the number and development requirements of the drug candidates that we may pursue;
•the scope, progress, results and costs of preclinical development, laboratory testing and conducting preclinical and clinical trials for our drug candidates;
•the costs, timing and outcome of regulatory review of our drug candidates;
•the extent to which we in-license or acquire additional drug candidates and technologies;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•the impact on the timing of our preclinical studies, on the recruitment, enrollment, conduct and timing of our clinical trials, and on our business, due to the COVID-19 pandemic; and
•our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates, and earn revenue from such arrangements.

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
SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3.

SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3, referred to as the baby shelf rules. As of the filing of this Annual Report on Form 10-K, we are subject to such rules. Under these instructions, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates of the Company. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3 until such time as our public float exceeds $75 million. Furthermore, if we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC staff.

In addition, on March 15, 2022, we entered into a purchase agreement (the "Equity Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park") which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right, but not the obligation, to sell to Lincoln Park up to $30.0 million of shares of our common stock over the 36-month term of the Equity Purchase Agreement. Upon execution of the Equity Purchase Agreement, we issued 1,667,593 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Equity Purchase Agreement. While our ability to sell shares to Lincoln Park in this transaction will not be limited by the baby shelf rules since the Equity Purchase Agreement was executed prior to the filing of this Annual Report on Form 10-K, we may be limited in the amount of shares we can sell pursuant to the terms of the Equity Purchase Agreement. For example, we are prohibited from directing Lincoln Park to purchase shares under the Equity Purchase Agreement if such purchase would result in Lincoln Park beneficially owning more than 9.99% of our total outstanding shares. In addition, under applicable rules of Nasdaq, in no event may we issue or sell to Lincoln Park under the Equity Purchase Agreement shares of our common stock, including the commitment shares, in excess of 11,227,637 shares (the "Exchange Cap"), which is equal to 19.99% of the shares of our common stock outstanding immediately prior to the execution of the Equity Purchase Agreement unless (i) we obtain stockholder approval to issue shares of our common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of our common stock to Lincoln Park under the Equity Purchase Agreement equals or exceeds $0.545 per share. If any of the foregoing occur, we will be limited in the amount of proceeds we will be able to raise under the Equity Purchase Agreement which could have a material adverse effect on our financial condition and liquidity.
We are subject to various risks and uncertainties arising out of the completed divestiture of our commercial business, any of which could materially and adversely affect our business and operations, and our stock price.
We completed the sale of our commercial business on January 12, 2022. Pursuant to the terms of the Asset Purchase Agreement, we are eligible to receive sales milestone payments of up to $450.0 million in the aggregate upon the achievement of specified levels of net sales on a product-by-product basis, beginning with annual net sales exceeding $100.0 million. In addition, we are entitled to receive certain payments from any licensing or sublicensing of the assets by Journey outside of the United States. Per the terms of the agreement, Journey does not have any diligence obligations to achieve any such net sales milestones and no assurance can be given that such milestones will be met. Furthermore, Journey may decide not to license or sublicense the assets in any territory outside of the United States and therefore we may not receive any additional related payments. If any of the foregoing events occur, we will not realize all of the benefits of the sale.
In addition, we are still subject to potential liabilities relating to our historical commercial business operations that were subject to the Asset Purchase Agreement. Under the terms of the agreement, we retained and are responsible for historical liabilities of the commercial business operations based on events occurring prior to the sale other than those liabilities expressly assumed by Journey. We are also obligated to indemnify Journey against certain potential liabilities and for breaches of representations, warranties and covenants under the agreement up to certain caps, and those liabilities may be set off against any future payments owed to us by Journey, including the deferred payment. In addition to direct expenditures for damages, settlement and defense costs, there is a possibility of adverse publicity as a result of such claims, any of which could have a material adverse effect on our business and stock price.
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
We intend to engage in strategic transactions which could impact our liquidity, increase our expenses and present significant distractions to our management.
Our strategy is to in-license and acquire product candidates or engage in other strategic transactions. Additional potential transactions that we may consider include a variety of different business arrangements, including out-licensing, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions entail numerous potential operational and financial risks, including:
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
We may decide not to continue developing any of our product candidates at any time during development or of any of our products after approval, which would reduce or eliminate our potential return on investment for those product candidates or products.
We have in the past decided and may again in the future decide to discontinue the development of any of our product candidates in our pipeline or not to continue to commercialize any approved product. We may discontinue development of other product candidates for a variety of reasons, such as the appearance of new technologies that make our product less commercially viable, resource allocation management, an increase in competition from generic or other competing products, changes in or failure to comply with applicable regulatory requirements, the discovery of unforeseen side effects during clinical development or after the approved product has been marketed or the occurrence of adverse events at a rate or severity level that is greater than experienced in prior clinical trials. If we discontinue a program in which we have invested significant resources, we will receive a limited return on our investment and we will have missed the opportunity to have allocated those resources to other product candidates in our pipeline that may have had potentially more productive uses.
Supply interruptions may disrupt the availability of our product candidates and cause delays in conducting preclinical or clinical activities.
We depend on a limited number of manufacturing facilities to manufacture our product candidates. Numerous factors could cause interruptions in the supply or manufacture of our product candidates, including:
•timing, scheduling and prioritization of production by our contract manufacturers or a breach of our agreements by our contract manufacturers;
•labor interruptions;

•changes in our sources for manufacturing;
•the timing and delivery of shipments;
•our failure to locate and obtain replacement suppliers and manufacturers as needed on a timely basis;
•conditions affecting the cost and availability of raw materials; and
•the impact of COVID-19.
Production of product is necessary to perform preclinical activities and clinical trials and successful registration batches are necessary to file for approval to commercially market and sell product candidates. Delays in obtaining clinical material or registration batches could adversely impact our clinical trials and delay regulatory approval for our product candidates.
Collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.
We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or eventual commercialization of our product candidates in the future. We may enter into arrangements on a selective basis, depending on the merits of retaining certain rights ourselves compared to entering into selective collaboration arrangements with pharmaceutical or biotechnology companies internationally and possibly also in the United States. Any such collaboration arrangements may not be successful.
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
•disagreements between parties to a collaboration arrangement regarding clinical development matters may lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement;
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
•collaboration agreements may be terminated and, if terminated, may result in delays or the need for a new collaborator or additional capital to pursue further development of our product candidates in certain markets;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
•terms of any collaborations or other arrangements that we may establish may not be favorable to us;
•we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•we will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators;
•collaborators may not properly use, manage, maintain or defend our confidential information and intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•collaborators may own or co-own intellectual property covering products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop such intellectual property and they may be able to develop such products without us;

•disputes may arise with respect to the ownership of any intellectual property developed pursuant to our collaborations;
•adverse regulatory determinations or other legal action may interfere with the ability of a collaborator to conduct clinical trials or other development activity;
•one or more collaborators may be subject to regulatory or legal action resulting from the failure to meet healthcare industry compliance requirements in the conduct of clinical trials; and
•collaboration arrangements could be adversely impacted by changes in collaborators’ key management personnel and other personnel that are administering collaboration agreements.
We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.
As of December 31, 2021, we had federal and state net operating loss carryforwards of $315.0 million and $105.6 million, respectively, of which $44.3 million and $105.6 million of these carryforwards will begin to expire in 2031 for federal and state purposes, respectively. As of December 31, 2021, we had federal and state research and development tax credit carryforwards of $6.7 million and $1.2 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. These net operating loss and tax credit carryforwards could expire unused and be unavailable if we do not generate sufficient taxable income prior to their expiration. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change, by value, in its equity ownership by significant stockholders over a three-year period) the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or tax liability may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Sections 382 or 383. We have experienced ownership changes in the past, including in connection with our IPO and the Merger, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use the net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.
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
If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully execute our strategy.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, as well as key research and development personnel. The loss of services of any of these individuals could delay or prevent the successful preclinical and clinical development of our product pipeline.
Although we have not historically experienced unique difficulties in attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the pharmaceutical field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We may need to hire additional personnel as we expand our clinical development activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.
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
We conduct certain drug development activities in our research and development facility located in Ness Ziona, Israel and through partnerships with external contract manufacturing organizations. If these facilities or any future facility or our equipment were to be damaged or destroyed, or if we experience a significant disruption in our operations for any other reason, our ability to continue to operate our business could be materially harmed.
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
Despite the implementation of security measures, our information technology systems and infrastructure, and those of our current and any future partners, contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our systems or in non-encrypted portable media or storage devices. We could also experience a business interruption, intentional theft of confidential information, or reputational damage from espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could cause damage or destroy assets, compromise business systems, result in proprietary information, trade secrets and other sensitive information being altered, lost, stolen, or published and may result in loss of intellectual property and in employee or third-party information being compromised, or otherwise disrupt business operations. For example, the loss of manufacturing records or clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our current and any future product candidates could be delayed.
Our employees, independent contractors, principal investigators, consultants, vendors, CROs and any partners with which we may collaborate may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our business.
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
A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption and ultimately delaying our development activities. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
•HIPAA, as amended by HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, which impose, among other things, obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by certain healthcare providers, health plans and healthcare clearinghouses, known as “covered entities,” and “business associates.” Among other things, HITECH made certain aspects of HIPAA’s rules (notably the Security Rule) directly applicable to business associates - independent contractors or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. The Department of Health and Human Services Office for Civil Rights, or the OCR, has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. The OCR has recently increased both its efforts to audit HIPAA compliance and its level of enforcement, with one penalty amounting to $16 million. In addition, according to the United States Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 USC § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule;
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
•data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States, such as the European Union, which adopted the General Data Protection Regulation (GDPR), which became effective in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business; and
•state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and may apply more broadly than HIPAA, thus complicating compliance efforts – for example, the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The California Attorney General has issued clarifying regulations, and in November 2020, California voters approved the California Privacy Rights Act of 2020 which modified and expanded the CCPA and created the California Privacy Protection Agency to implement and enforce the CCPA. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted.
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
We expect the healthcare industry to face increased limitations on reimbursement, rebates and other payments as a result of healthcare reform, which could adversely affect third party coverage of any future products and how much or under what circumstances healthcare providers will prescribe or administer our products, if approved.
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
Since its enactment, there have been judicial, Congressional and political challenges to certain aspects of the ACA. For example, while in office, then-President Trump signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate was a critical and inseverable feature of the ACA, and because it was repealed as part of the Tax Act, the remaining provisions of the ACA were invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate was unconstitutional and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On January 3, 2020, the U.S. House of Representatives filed a petition for a writ of certiorari with the U.S. Supreme Court. On June 17, 2021, the U.S. Supreme Court held that state and individual plaintiffs did not have standing to challenge the individual mandate provision of the ACA; in so holding, the Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the ACA in its entirety. It is unclear how this decision, subsequent appeals, if any, and other efforts to modify, repeal and replace the ACA will impact the ACA. Although we cannot predict the form of any such replacement of the ACA may take, if any, or the full effect on our business of the enactment of additional legislation pursuant to healthcare and other legislative reform, we believe that legislation or regulations that would reduce reimbursement for, or restrict coverage of, any future products could adversely affect how much or under what circumstances healthcare providers will prescribe or administer any products we market in the future. This could materially and adversely affect our business by reducing our ability to generate revenues, raise capital, obtain additional licensees, and market our products, if approved. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales.
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
Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of our product candidates and to produce, market, and distribute products after clearance or approval is obtained.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any of our product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, inter alia, require:
•changes to manufacturing methods;
•recall, replacement, or discontinuance of products; and
•additional recordkeeping.

Each of these would likely entail substantial time and cost and could adversely affect our business and our financial results.
We and our contract manufacturers are subject to significant regulation with respect to manufacturing of our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.
We and the contract manufacturers for our product candidates are subject to extensive regulation. Some components of a finished drug product used in late-stage clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product and product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of regulatory applications on a timely basis and where required, must adhere to the FDA’s or other regulator’s good laboratory practices and cGMP regulations enforced by the FDA or other regulator through facilities inspection programs. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our product and potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA or other marketing approval of the products may not be granted.
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
Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in supply. The number of manufacturers with the necessary manufacturing capabilities is limited. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical timelines.
These factors could cause the delay of clinical studies, regulatory submissions, or required approvals of any future products, and cause us to incur higher costs. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure, validate and obtain approval of one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed or we could lose potential revenues.
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
Our research and development activities and our third party subcontractors’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including key components of our product candidates, and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials are stored at our and our subcontractors’ facilities pending their use and disposal.
Despite our efforts, we cannot eliminate the risk of contamination. This could cause an interruption of our development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our subcontractors and suppliers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, this may not be the case and there may be risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations.
Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.
Sanctions and other trade control laws create the potential for significant liabilities, penalties and reputational harm.
We may be subject to national laws as well as international treaties and conventions controlling imports, exports, re-export and diversion of goods, services and technology. These include import and customs laws, export controls, trade embargoes and economic sanctions, denied party watch lists and anti-boycott measures (collectively “Customs and Trade Controls”). Applicable Customs and Trade Controls are administered by Israel’s Ministry of Finance, the U.S. Treasury’s Office of Foreign Assets Control (OFAC), other U.S. agencies and other agencies of other jurisdictions where we do business. Customs and Trade Controls relate to a number of aspects of our business, including most notably the sales API as well as the licensing of intellectual property, as provided above. Compliance with Customs and Trade Controls has been the subject of increasing focus and activity by regulatory authorities, both in the United States and elsewhere, in recent years. Although we have policies and procedures designed to address compliance with Customs and Trade Controls, actions by our employees, by third-party intermediaries or others acting on our behalf in violation of relevant laws and regulations may expose us to liability and penalties for violations of Customs and Trade Controls and accordingly may have a material adverse effect on our reputation and our business, financial condition and results of operations.
Risks Related to Our Intellectual Property
If our efforts to obtain, protect or enforce our patents and other intellectual property rights related to our phase II product candidate FMX114 and our licensed in VYN201 product candidate, or any of our other product candidates are not adequate, we may not be able to compete effectively and we otherwise may be harmed.

Our success depends in part on our ability to obtain and maintain patent protection and other intellectual property rights and to utilize trade secret protection for our intellectual property and proprietary technologies, our product candidates and their uses, as well as our ability to operate without infringing upon the proprietary rights of others. We rely upon a combination of patents, trade secret protection, trademarks, domain names, trade dress, copyright, confidentiality agreements, assignment of invention agreements and other contractual arrangements to protect the intellectual property related to our product candidates FMX114 and VYN201, and to our other development programs. Limitations on the scope of our intellectual property rights may limit our ability to defend our product candidates and to prevent third parties from designing around such rights and competing against us. For example, our patent applications in relation to FMX114 do not claim a new compound. Rather, the active pharmaceutical ingredients of our FMX114 product are existing or old compounds, and our pending patent applications are directed to, among other things, novel formulations of these existing or old compounds that are dispensed as a semi-solid or gel or to methods of use of these formulations. Accordingly, other parties may compete with us, for example, by independently developing or obtaining competing topical formulations that design around our various patent claims, or by using formulations from expired patents, but which may contain the same active ingredients, or by seeking to invalidate our patents. Where we have product candidates which are new chemical entities (compounds) or drugs like VYN201, other parties may still compete with us, for example, by independently developing or obtaining competing compounds and formulations and methods of manufacture that design around our various patent claims, or by using formulations from expired patents, but which may contain the same active ingredients, and or by opposing our applications or seeking to invalidate our patents. In addition, other parties may seek to impede us or limit our ability to operate, and or seek to compete with us, for example, by filing patent applications directed to methods of manufacture of our compounds, directed to methods of use of our compounds, and or directed to formulations for use with our compounds.

We currently have various pending patent applications related to our FMX114 and VYN201 product candidates, including two PCT applications in relation to FMX114 that have not yet been nationally filed. Subject to the pending patent applications being granted and payments of the appropriate maintenance fees, the patent applications related to FMX114 will expire in 2040 and 2041 and the pending patent applications in relation to VYN201 will expire in 2040 and 2042. The FMX114 pending patent applications relate to a compositions of matter, including comprising a claim to a formulation of a JAK inhibitor and or a sphingosine 1-phosphate (S1-P) receptor agonist or modulator, which can respectively include tofacitinib and fingolimod respectively, or to methods of treatment using the compositions and, therefore, may be less protective than patents that claim a new drug. The pending patent applications in relation to VYN201 primarily relate to new chemical entities (compounds), their manufacture and uses. There are also compositions of matter claims sought in the patent applications comprising a claim to a formulation of compounds, or to methods of treatment using the compositions and, therefore, in the event that one or more such claims are issued, these may be less protective than claims issued to a new drug.

While we own the patent pending applications in relation to FMX114, the pending patent applications in relation to VYN201 are primarily licensed in from the University of Dundee and from In4Derm and are subject to the terms and conditions of the respective licenses. If we were unable to comply with the license terms, we could be at risk of potentially forfeiting the licenses and rights to these pending patent applications, which could revert back to the licensors, and we would then no longer be able to pursue these programs. Moreover, if we are unable to develop a lead candidate for the VYN202 program, we may not exercise our option with respect to In4Derm's BET inhibitor compounds suitable for oral administration, which could cause us to terminate the program and this would have a material adverse effect on our ability to execute our strategy of enhancing our pipeline.

We are looking to license out or sell our serlopitant platform. We have discontinued the internal development of serlopitant and have no plans to do further work ourselves in this area. We currently own and have licensed various granted patents. The patents claiming methods-of-use for serlopitant in the United States are expected to expire in 2033, if the appropriate maintenance fees are paid. We also have patents granted in several foreign jurisdictions and patent applications pending in the United States and in various foreign jurisdictions in relation to serlopitant.

Our ability to file, prosecute and obtain issued patents in the US and in key foreign jurisdictions and the expiration dates of such patents, if granted, will limit our ability to profit from the commercialization of our product candidates, if approved, as may challenges to our patent applications and claims. Furthermore, any disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

As of December 31, 2021 and following the completion of the sale of our commercial business, our patent portfolio included over 200 granted patents and pending patent applications worldwide, owned or licensed in by us, including over 65 granted patents in the United States. Also as of December 31, 2021 and following the completion of the sale of our commercial business, our patent portfolio in relation to our BETi programs included over 15 pending patent applications worldwide, licensed in or owned by us including 2 pending patent applications in the United States. While we intend to develop and expand our core patent portfolio in respect of our lead product candidates, we may also reduce our non-core patent portfolio.

In patent litigation in the United States, defendant counterclaims, alleging invalidity and/or unenforceability, are commonplace. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, there may be an invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a party were to prevail on a legal assertion of invalidity and/or unenforceability against our intellectual property related to one or more of our product candidates, we would lose at least part, and perhaps all, of the patent protection on such products or product candidates. Such a loss of patent protection would have a material adverse impact on our business.

Our pending patent applications may not issue, or the scope of the claims of patent applications that do issue may be too narrow or inadequate to provide or protect a competitive advantage. Even if these patents do successfully issue, third parties may challenge the validity, enforceability or scope of such granted patents or any other granted patents we own or license, which may result in such patents being narrowed, invalidated, or held unenforceable.

We have in-licensed intellectual property necessary to develop our BET inhibitor product candidates, and if we fail to comply with our obligations under any of these arrangements, we could lose such intellectual property rights.

We have in-licensed our BET inhibitor compounds from In4Derm. Our arrangements impose various development, royalty and other obligations on us. If we materially breach these obligations or if our counterparts fail to adequately perform their respective obligations, these exclusive arrangements could be terminated, which would result in our inability to develop, manufacture and sell BET inhibitor products that are covered by such intellectual property.

Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensor were the first to (i) file any patent application related to our FMX114 product candidate, or to our VYN201 licensed in product candidate, or any of our other product candidates or (ii) conceive and invent any of the inventions claimed in our patents or patent applications or in our licensed in patents or patent applications.

For applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be invoked by a third party, or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. An interference is a contest between an application and either another application or a patent in determining priority, that is, which party first invented the commonly claimed invention. A panel of Board members enters final judgment on questions of priority and patentability arising in an interference. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO under the new first-to-file system before we did, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party.

The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the U.S. resulting from the Leahy-Smith America Invents Act, or AIA, signed into law on September 16, 2011. Among some of the other changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. Until a few years ago, a lower evidentiary standard was applied in certain USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim. Under the new final rule, effective for petitions filed on or after November 13, 2018, the USPTO Patent Trial and Appeal Board (PTAB) is to apply the same claim construction standard applied by civil courts under 35 USC §282(b) in IPR, post-grant review, and the transitional program for covered business method patents proceedings. The impact this may have in practice on the use and outcome of USPTO proceedings is uncertain. The PTAB proceedings continues to be a developing and uncertain area of practice and law. Because of lower costs and the fact that USPTO statistics indicate that a high rate of challenged claims are being invalidated in these USPTO procedures, they may continue to be a popular and effective means of challenging patents.

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

We also rely on trade secret protection and confidentiality agreements to protect our know-how, data and information e.g., prior to filing patent applications and during the period before they are published. We additionally rely on trade secret protection and confidentiality agreements to protect proprietary know-how that we consider may be maintained as a trade secret rather than the subject of a patent application. We further rely on trade secret protection and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain or enforce and other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents. We additionally rely on trade secret protection and confidentiality agreements to protect proprietary inventions and related know-how before patent applications are filed and published. We also enter into and rely on, where appropriate, common interest agreements to protect privileged confidential information.

In an effort to protect our trade secrets and other confidential information, we incorporate confidentiality provisions in all our employees’ agreements and require our consultants, contractors and licensees to which we disclose such information to execute confidentiality agreements upon the commencement of their relationships with us. These agreements require that confidential information, as defined in the agreement and disclosed to the individual by us during the course of the individual’s relationship with us, be kept confidential and not disclosed to third parties for an agreed term. These agreements, however, may not provide us with adequate protection against accidental or improper use or disclosure of confidential information, and these agreements may be breached. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. A breach of confidentiality could significantly affect our competitive position and we could lose our trade secrets, or they could become otherwise known, or be independently discovered by our competitors. Although we make efforts to protect our trade secrets and other confidential information we cannot be certain that all parties that gain access to our proprietary information, or who may be involved in the development of our intellectual property have entered into written confidentiality agreements, or that such agreements will be sufficiently protective, or that they will not be breached. Also, to the extent that our employees, consultants or contractors use any intellectual property owned by others in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Additionally, others may independently develop the same or substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and other confidential information. Any of the foregoing could deteriorate our competitive advantages, undermine the trade secret and contractual protections afforded to our confidential information and have material adverse effects on our business. We rely on information technology and access to the internet. Loss of material on servers or the cloud, disruptions and or breaches of cybersecurity could deteriorate our competitive advantages, undermine the trade secret and contractual protections afforded to our confidential information and have material adverse effects on our business.

Changes in U.S. or foreign patent law and practice could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other companies in the markets in which we participate, our success is heavily dependent on intellectual property, particularly patents. The strength of patents in the pharmaceutical field involves complex legal and scientific questions and moreover in the United States and in many foreign jurisdictions patent policy, practice and case law continues to evolve and change and the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. This uncertainty includes changes to the patent laws through one or more of legislative action to change statutory patent law, rule changes and practice directions issued by National Patent Offices, or court action that may reinterpret, limit or expand on existing law in ways affecting the scope or validity of granted patents and what may be claimed in pending applications. Particularly in recent years in the United States, there have been several major legislative developments and court decisions that have affected patent laws and how they are applied in significant ways and there may be more developments in the future that may weaken or undermine our ability to obtain patents or to enforce our existing and future patents. For example, a bill has been introduced in the United States that is intended to facilitate patent challenges at the PTO's Patent Trial and Appeal Board and if enacted may lead to lower drug prices. This in turn may have a negative impact reducing both the value of patents and the commercial revenues that may be obtained from the development of new drugs and new compositions comprising known drugs. Additionally, new guidelines are issued by the USPTO and by the FDA from time to time which can impact patent practice in the pharmaceutical industry in significant ways.

If we infringe or are alleged to infringe or otherwise violate intellectual property rights of third parties, our business could be harmed.

Our research and development activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Competitors in the field of topical and oral drugs have developed and may continue to develop large portfolios of patents and patent applications relating to our business. For example, for the treatment of atopic dermatitis, psoriasis and vitiligo and for the treatment of other skin or mucosal disorders. In particular, there are patents and pending patent applications held by third parties that relate to new compounds that act as PAN BD BET inhibitors and also those that relate to BDII selective BET inhibitors, as well as to methods of manufacture and methods of use for indications we are pursuing, or are considering to pursue with our VYN201 product candidate and in relation to other product candidates and activities that we are considering. Additionally, in particular, there are patents and pending patent applications held by third parties that relate to formulations with JAK inhibitor-based products (e.g., tofacitinib-based) and S1-P receptor agonist or modulator-based products (e.g., fingolimod-based products) and to methods of treatment with JAK inhibitor-based (e.g., tofacitinib-based) and S1-P receptor agonist or modulator based-products (e.g., fingolimod-based products) for indications we are pursuing with our FMX114 product candidate and in relation to other product candidates and activities that we are considering. There are also patents and pending patent applications held by third parties that relate to formulations with neurokinin 1 receptor antagonists and to treatment of pruritus or itch. There may be granted patents with claims that could be asserted against us in relation to such products or product candidates. There may also be granted patents held by third parties that may be infringed or otherwise violated by our other product candidates and activities, and we do not know whether or to what extent we may be infringing or otherwise violating third party patents. There may also be third party patent applications, some of which may not yet have been published, which if approved and granted as patents may be asserted against us in relation to our FMX114 and VYN201 product candidates, or any of our other product candidates or activities. Patent applications can take years to issue and there may be applications that are pending and in the course of prosecution claims may change or be added and there may be patents and claims of which we are unaware that may later issue with claims that might be infringed by commercializing a product or product candidate. We may fail to identify applications and granted patents that may be asserted against us in relation to our FMX114 and VYN201 product candidates, or any of our other product candidates or activities. Searches and analyses undertaken may miss or not uncover all potential and future threats. It should be noted in this regard that no search is completely exhaustive. For example, a relevant patent or published application could escape detection because of unusual terminology or use of terminology that is still evolving in developing technological fields. Also, databases used in the searches may not be entirely complete. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages and legal fees. These third parties could include non-practicing entities that have no relevant products or revenue. Further, if a patent infringement suit were brought against us, we could be temporarily or permanently enjoined or otherwise forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

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

There has been and there currently is substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. Such litigation can be very expensive, and the cost burden of intellectual property litigation may impact on our other activities. In addition to possible infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation, review, re-examination or other post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or any future products. In some jurisdictions, third party observations or pre-grant oppositions may be filed, for example in Europe, India and Israel. A third party may initially sometimes choose to submit exploratory observations or oppositions in one or more foreign jurisdictions prior to commencing proceedings in the United States, where the costs could be higher. The cost and burden to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings and their outcome could impair our ability to compete in the marketplace and impose a substantial financial burden on us, and may further have an adverse effect on our ability to raise funds to pursue research and development activities and clinical trials. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

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

The USPTO and various foreign patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions to maintain patent applications and issued patents. Noncompliance or late compliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. Similarly, compliance with relevant provisions is required to maintain trademark applications and registrations, while non-compliance can, likewise, result in loss of rights. In some circumstances, however, we may allow intellectual property rights to become abandoned, such as, where they are no longer considered of interest.

We instruct foreign agents including translation agencies to prepare and file applications in multiple jurisdictions. If an agent omitted to file the patent application and where appropriate the translation timely in accordance with the national provisions or failed to translate the application accurately and or introduced errors into the translation we may suffer loss of rights and we may not discover this until after the filing deadline has passed.

If we are unable to secure trademark registrations, secure appropriate domain names and protect our trademarks or trade dress from infringement, our business prospects may be harmed.

We own trademarks that identify “VYNE” and “VYNE Therapeutics” and have submitted applications to register these trademarks in the United States and in various other jurisdictions. Similarly, we own trademarks that represent our leaf logo which can be and is used with the “VYNE” and “VYNE Therapeutics” trademarks and our VYNE identity and have submitted applications to register these leaf trademarks in the United States and in some other jurisdictions. We have selected the trademark InhiBET for use in relation to our BETi programs and we have applied to register the trademark in Israel and the United States. We have not yet selected or submitted trademark applications for a proposed commercial trade name for each of our FMX114 and VYN201 product candidates, or any of our other product candidates or activities in the United States or elsewhere and failure to do so and secure registrations could adversely affect our business.

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

Additionally, we have rights in certain domain names associated with our business. If others seek to use domain names closely similar and we are not successful in asserting and protecting our rights it could adversely affect our business.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.

Competitors may infringe our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims to stop third party infringement or unauthorized use. This can be expensive and burdensome, particularly for a company of our size, as well as time-consuming. In addition, in an infringement proceeding, a court may decide that a patent or certain patent claims of ours are not valid, or are unenforceable, or may refuse to stop the other party or parties from using the technology or method at issue on the grounds that our patent claims do not cover its or their technology or method or that the factors necessary to grant an injunction against an infringer are not satisfied.

We have received notice letters of ANDAs submitted for drug products that are generic versions of Finacea® foam and we have been involved in lawsuits to protect and enforce our patents, and while we have now settled all these lawsuits we may in the future be involved in other lawsuits to protect and enforce our patents, for example, if we receive new notice letters of submission of an ANDA to the FDA seeking approval to manufacture and sell a generic version of a product with Orange Book listed patents.

VYNE is the owner of patents that have been licensed to LEO Pharma to market Finacea® (azelaic acid) foam. We have various patents listed in the FDA’s Orange Book in respect of our licensed out product Finacea foam. Paragraph IV Certification Notice letters directed against several of our U.S. patents listed in the FDA’s Orange Book for Finacea foam were received respectively from an affiliate of Teva Pharmaceutical Industries Ltd., from affiliates of Perrigo Company plc. and from Taro Pharmaceuticals Industries Ltd. and its affiliate Taro Pharmaceuticals U.S.A., Inc. In each case a Complaint was timely filed with the U.S. District Court for the District of Delaware, asserting, among other things, that each company had infringed our patents, as listed in its Paragraph IV Notice Letters, by seeking FDA approval to manufacture and sell a generic version of Finacea foam prior to expiration of these patents. These lawsuits were respectively settled in October 2019, April 2019 and in March 2020 to conclude the litigation relating to Finacea foam. Details of the settlement agreements are confidential. Although the litigation has now settled, a future supply issue and or substitution of Finacea in favor of generic versions has the potential to have a negative impact on future commercialization of Finacea and to result in a loss of license revenue.

In order to list our patents in the FDA’s Orange Book application must be submitted timely to the FDA. If we fail to do so for any of our listable patents, when they issue, we will have lost the right in respect of such patents to obtain a 30 month stay under the Hatch-Waxman Act, and preclude the ANDA filer from receiving final FDA approval of a generic version, unless a court enters judgment that the patents are invalid or not infringed.

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and may be unsuccessful in whole or part. The infringing party may deny any infringement or challenge the patents or one or more claims as invalid or unenforceable. Litigation proceedings may also fail, and even if successful, they may result in substantial costs and distraction of our management and other employees. Furthermore, in any infringement proceeding, a court may decide that a patent of ours, or one or more claims of such patent, is not valid, or is interpreted narrowly or is unenforceable, or may refuse to stop the other party from using the supposedly infringing technology on the grounds that our patents, or one or more claims of such patents, do not cover such technology. Our product candidates may be subject to the same risks.

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

Filing, prosecuting and defending patents on product candidates in all or most countries throughout the world would be prohibitively expensive. We primarily file patent applications in the United States and may file in some other selected jurisdictions on a case-by-case basis. In general, we may on a case-by-case basis file national applications more narrowly in respect of patent applications directed to compositions of matter and methods of treatment than for those concerning new chemical entities. As a result, our intellectual property rights in countries outside the United States are generally significantly less extensive than those in the United States. In addition, the laws of some foreign countries and jurisdictions, particularly of certain developing countries and jurisdictions, do not protect intellectual property rights to the same extent as federal and state laws in the United States, and these countries and jurisdictions may limit the scope of what can be claimed, and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may seek to exploit our technologies in jurisdictions where we have a patent application filed, for example, as it has not been allowed or if allowed where they intend to challenge one or more granted claims. Competitors may use our technologies in jurisdictions where we have not sought or obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but protection and enforcement is not as strong or effective as that in the United States. These products may compete with our product candidates, if approved, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Moreover, competitors or others may raise legal challenges to our intellectual property rights or may infringe upon our intellectual property rights, including through means that may be difficult to prevent or detect.

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

We may not be able to enforce covenants not to compete under applicable employment laws,

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

Risks Related to the Securities Markets and Ownership of Our Common Stock
Our failure to maintain compliance with Nasdaq continued listing requirements could result in the delisting of our common stock.
Our common stock is currently listed on The Nasdaq Global Select Market. On February 28, 2022, we received a notice from Nasdaq informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 per share for 30 consecutive business days, we were not in compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Marketplace Rule 5550(a)(2) (the “Rule”). In accordance with Nasdaq’s listing rules, we have a period of 180 calendar days, or until August 29, 2022, to regain compliance with the Rule. If at any time during this 180-day period, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have achieved compliance with the Rule.
The notice also disclosed that in the event we do not regain compliance with the Rule by August 29, 2022, we may be eligible for additional time. To qualify for additional time, we would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards (except for the minimum bid price requirement) and be transferred to The Nasdaq Capital Market. We would also need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our securities will be subject to delisting. We intend to continue to monitor the bid price for our common stock between now and August 29, 2022, and will consider available options to resolve the deficiency and regain compliance with the Rule, including seeking stockholder approval of a reverse split of our common stock in order to increase the trading price of our common stock in compliance with The Nasdaq Capital Market rules. There is no assurance, however, that we will be eligible for an additional compliance period or that our common stock will not be delisted from Nasdaq.
The perception among investors that we are at a heightened risk of delisting could negatively affect the market price and trading volume of our common stock. If our common stock is delisted from Nasdaq, the delisting could: substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; result in the potential loss of confidence by investors, suppliers, partners, and employees and fewer business development opportunities; and result in limited news and analyst coverage. Additionally, the market price of our common stock may decline further, and shareholders may lose some or all of their investment.
The trading price of the shares of our common stock is volatile, and stockholders could incur substantial losses.
Our stock price is volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock price, and the stock price of many other public companies, experienced a period of high volatility in 2021. Such volatility resulted in rapid and substantial increases and decreases in our stock price that may or may not be related to our operating performance or prospects. As a result of this volatility, stockholders may not be able to sell their common stock at or above the price paid for the shares. In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies, including us, following periods of volatility in the market prices of these companies’ common stock. If we are subject to future lawsuits we would be subject to additional risks as described in “We may become subject to lawsuits that could have a material adverse impact on our business, results of operations and financial condition” above. The market price for our common stock may be influenced by many factors, including:
•the impact of COVID-19 or of another pandemic or epidemic on our business and the broader economy as a whole;
•our ability to successfully develop our product candidates;
•announcement of technological innovations or new products by us;

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
•failure to achieve a publicly announced milestone;
•unanticipated serious safety concerns;
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
Although our common stock is quoted on the Nasdaq Global Select Market, an active trading market for our common stock may not be sustained. The lack of an active market may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of our common stock, and may cause the trading price of our common stock to be more volatile. The lack of an active market may contribute to volatility of our stock price, impair our ability to raise capital and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Stock Market ("Nasdaq"). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing each year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs within our accounting and finance functions and that we expend significant management efforts.
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
As a public company listed in the United States, we incur significant additional legal, accounting and other costs, as compared to the costs we incurred as a private company. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We may experience significantly increased general and administrative expenses and a diversion of management’s time and attention from our primary business operations if we are required to invest significant resources to comply with new and evolving laws, regulations and standards. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
ITEM 1B - UNRESOLVED STAFF COMMENTS
None.
ITEM 2 - PROPERTIES
Our executive offices in the United States are located in Bridgewater, New Jersey. We currently lease approximately 15,000 square feet of office space under a lease that expires on August 31, 2022. We have an option to extend our existing lease for an additional three years on similar conditions. We leased approximately 4,600 square feet of office space and 3,500 square feet of warehouse space in Israel under leases that expire on December 31, 2022.
We believe that our current office space and facilities in the United States and Israel are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms for our future growth.
ITEM 3 - LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings relating to claims that we consider to be arising from the ordinary course of our business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business. See "Item 8. Financial Statements and Supplementary Data—Note 12. Commitments and Contingencies."
ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on Nasdaq under the symbol “VYNE.”
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
Holders of Common Stock
As of March 2, 2022, there were approximately 8 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

ITEM 6 - [RESERVED]

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section entitled “Item 1A. Risk Factors”.
The Company was formed through the merger (the "Merger") between Foamix Pharmaceuticals Ltd. ("Foamix") and Menlo Therapeutics Inc. ("Menlo"). The Merger was accounted for as a reverse acquisition, with Foamix allocating the purchase price consideration to the tangible and intangible assets acquired and liabilities assumed from Menlo, and the excess purchase price recorded as goodwill. In accordance with reverse acquisition accounting, Foamix’s consolidated financial statements are deemed those of the predecessor entity and, accordingly, the historical financial statements presented herein are those of Foamix. The Company changed its name to VYNE Therapeutics Inc. in September 2020.
Company Overview
We are a biopharmaceutical company focused on developing proprietary, innovative and differentiated therapies for the treatment of immuno-inflammatory conditions. Our most advanced product candidate, FMX114, which is in Phase 2a, is being evaluated for the potential treatment of mild-to-moderate AD. We are also in the pre-clinical stages of developing products containing BET inhibitor compounds. Our initial BET inhibitor candidate in development is VYN201, a locally administered pan-BET inhibitor, which we are exploring in various immuno-inflammatory diseases, including skin diseases. In addition, we continue to explore opportunistic transactions that may enhance our pipeline portfolio, as well as support our current operations and fund our future growth.
Beginning in the second quarter of 2021, we conducted a review of our commercial and research and development portfolio to determine how to optimally deploy capital and drive shareholder value. During the course of this review, we carefully considered the revenues received from the commercialization of AMZEEQ (minocycline) topical foam, 4%, and ZILXI (minocycline) topical foam, 1.5%, and the associated costs to drive those revenues, the protracted negative impact of the COVID-19 pandemic during the commercial launches of both AMZEEQ and ZILXI, the payor landscape, as well as the costs to develop each of our pipeline products. During this process, we evaluated several strategic options, including the acquisition of marketed assets, out-licensing our approved products outside of the United States, and possible partnering or co-development relationships with interested parties. Following our review, we determined to initiate a process to divest our topical minocycline franchise, including AMZEEQ, ZILXI, FCD105 (the Company’s former Phase 3 proprietary novel topical combination foam formulation of minocycline and adapalene for the treatment of moderate-to-severe acne vulgaris) and the underlying Molecule Stabilizing Technology platform.
On January 12, 2022, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Journey Medical Corporation ("Journey”) pursuant to which we sold our Molecule Stabilizing Technology franchise, including AMZEEQ, ZILXI, and FCD105 (the “MST Franchise”), to Journey. The assets included certain contracts, including the license agreement with Cutia Therapeutics (HK) Limited (“Cutia”), inventory and intellectual property related to the MST Franchise (together, the “Assets”). Pursuant to the Purchase Agreement, Journey assumed certain liabilities of the MST Franchise including, among others, those arising from VYNE’s patent infringement suit initiated against Padagis Israel Pharmaceuticals Ltd. There were no current or long-term liabilities recorded by the Company which were transferred to the Buyer.
Pursuant to the Purchase Agreement, VYNE received an upfront payment of $20.0 million and will receive an additional $5.0 million on the one-year anniversary of the closing of the transaction. We are also eligible to receive sales milestone payments of up to $450.0 million in the aggregate upon the achievement of specified levels of net sales on a product-by-product basis, beginning with annual net sales exceeding $100.0 million (with products covered in three categories (1) AMZEEQ (and certain modifications), (2) ZILXI (and certain modifications), and (3) FCD105 and other products covered by the patents being transferred, including certain modifications). In addition, we are entitled to receive certain payments from any licensing or sublicensing of the assets by Journey outside of the United States.
As we transitioned from a commercial organization to one focused on research and development, we further streamlined operations by continuing to eliminate the vast majority of planned expenditures supporting our commercial operations. Furthermore, we reduced our workforce of 106 as of December 31, 2020 to 28 as of December 31, 2021 through the termination of approximately 70 employees and through additional attrition. We incurred a one-time charge of $1.6 million in the year ended December 31, 2021 in connection with this restructuring plan, consisting of $1.4 million of employee termination costs, including severance and other benefits, and retention payments of $0.2 million. Additional charges of $0.2 million related to retention payments are anticipated through June 30, 2022.
Key Developments
Below is a summary of selected key developments affecting our business that have occurred since December 31, 2020:
•From January 1, 2021 through January 25, 2021, the Company sold 2,778,012 shares of common stock at a weighted average price per share of $9.76 for $26.3 million in net proceeds pursuant to a Sales Agreement (the "2019 Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") through an at-the-market equity offering program under which Cantor Fitzgerald acted as our sales agent. Effective as of January 25, 2021, the Company terminated the 2019 Sales Agreement.
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
•Tyler Zeronda was appointed as our interim Chief Financial Officer and Treasurer, effective as of June 18, 2021, following the resignation of Andrew Saik. Mr. Zeronda was named Chief Financial Officer and Treasurer of the Company on March 14, 2022.
•On July 19, 2021, we amended our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 150,000,000 shares. The increase in the number of authorized shares was approved by the holders of a majority of the outstanding shares of common stock at the Company's annual meeting of stockholders held on July 19, 2021.
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
•On August 12, 2021, we announced that we initiated a process to explore a sale or license of our topical minocycline franchise and the refocusing of our resources on our immuno-inflammatory development programs.
•On August 12, 2021, we entered into a sales agreement with Cantor Fitzgerald & Co. to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald will act as our sales agent. From August 12, 2021 through December 31, 2021, we issued and sold 1,955,313 shares of common stock at a weighted average sales price per share of $1.57 for $2.9 million in net proceeds.

•On October 19, 2021, we announced that the first patient was enrolled in our Phase 1b/2a clinical trial evaluating FMX114 for the treatment of mild-to-moderate atopic dermatitis. We expect topline results from the study in the second quarter of 2022.
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
•On January 12, 2022, we entered into the Purchase Agreement with Journey pursuant to which we divested the Assets for $25.0 million and milestone payments of up to $450.0 million in aggregate upon the achievement of specified levels of net sales of the products covered by the Purchase Agreement. Of the $25.0 million, $20.0 million was received at close and $5.0 million is due upon the one-year anniversary of the transaction. This transaction was accounted for in 2022. See discussion in Note 17 to the audited financial statements.
•On January 19, 2022, we announced findings from the Phase 1b safety portion of the Phase 1b/2a trial evaluating FMX 114.
•On February 28, 2022, we received a notification from Nasdaq that we are not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2), because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. We have a period of 180 calendar days from the date of notification, or until August 29, 2022, to regain compliance with the minimum bid price requirement. The notification does not impact the listing of the Company’s common stock on the Nasdaq Global Select Market at this time.
•On March 7, 2022, we announced positive preclinical data for VYN201 in a human skin model of vitiligo. In the model, VYN201 reduced the expression of key pro-inflammatory biomarkers relevant to the pathogenesis of vitiligo, and demonstrated marked reduction in melanocyte loss.
•On March 15, 2022, we entered into a purchase agreement (the "Equity Purchase Agreement"), with Lincoln Park Capital Fund, LLC ("Lincoln Park") which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park, at our discretion, up to $30.0 million of shares of our common stock over the 36-month term of the Equity Purchase Agreement. Upon execution of the Equity Purchase Agreement, we issued 1,667,593 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Equity Purchase Agreement.
Revenues
Our revenue during the periods presented has been primarily comprised of AMZEEQ and ZILXI product sales and collaboration and license revenue.
AMZEEQ and ZILXI were commercially launched in January and October of 2020, respectively. We generated product revenue of $13.8 million for the year ended December 31, 2021. We will not commercially launch our other product candidates in the United States or generate any revenues from sales of any of our product candidates unless and until we obtain marketing approval. We will not generate revenue from the sales of AMZEEQ or ZILXI after January 12, 2022 as a result of the sale of the Assets.
Historically, we have generated revenues under development and license agreements, including royalty payments in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer, which later assigned it to LEO. In the three months ended March 31, 2020, we did not receive or become entitled to any royalty payments due to a suspension of the manufacturing of Finacea by LEO following inadequate supply of quality-compliant batches of the API used in such product. In April 2020, LEO informed us that it had reestablished the supply of Finacea foam and resumed commercial sale in the United States. In the year ended December 31, 2021 we received royalties of $0.9 million. Our rights to royalty payments from the sale of Finacea were not transferred in the sale of the Assets.

Additionally, on April 23, 2020, we announced that we entered into a licensing agreement with Cutia for our topical minocycline products and product candidate. We received an upfront cash payment of $10 million related to the licensing agreement with Cutia in 2020. The Cutia license agreement was assigned to Journey in connection with the sale of the Assets. Therefore, we will not receive any payments from Cutia going forward.
Cost of Goods Sold
Our gross margin percentage of 75.8% was favorably impacted during the year ended December 31, 2021 by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the year ended December 31, 2021 was valued at cost, our gross margin for the period then ended would have been 74.6%.
Cost of goods sold expenses consist primarily of:
◦third party expenses incurred in manufacturing product for sale;
◦transportation costs incurred in shipping manufacturing materials between third parties; and
◦other costs associated with delivery and manufacturing of product.
Operating Expenses
Research and development expenses
Our research and development expenses to date relate primarily to the development of AMZEEQ, ZILXI and FCD105, FMX114, VYN201 and VYN202. Our total research and development expenses for the year ended December 31, 2021 and 2020 were approximately $25.0 million and $43.5 million, respectively. We charge all research and development expenses to operations as they are incurred. Following the sale of the MST Franchise in January 2022, our research and development will be focused on our BET inhibitor platform and FMX 114.
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
Selling, general and administrative expenses
Our selling, general and administrative expenses for the year ended December 31, 2021 and 2020 were approximately $54.5 million and $89.5 million, respectively. The decline in these costs is primarily associated with cost savings measures related to our shift from a commercial organization to a research and development organization beginning in August 2021. The decrease is also due to severance expenses for Menlo employees, stock based compensation awards, merger expenses and sales and marketing expenses which were incurred in connection with the commercialization of AMZEEQ and ZILXI in 2020 that were not incurred in 2021.
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

Interest Expense
Interest expense primarily consisted of interest expense on our long-term debt. During the year ended December 31, 2021, interest expense also included prepayment penalties of $1.4 million and the write off of deferred financing costs of $1.6 million. As a result of the prepayment of our indebtedness outstanding under the Amended and Restated Credit Agreement in August 2021, we do not expect to incur material interest expense going forward.
Other Income, net
Other Income, net primarily consists of gains from interest earned from our bank deposits, financial income on our marketable securities and a revaluation of our derivative liability.
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when AMZEEQ, ZILXI or any other product, if approved in the future, generates adequate revenues for us to reach profitability. As of December 31, 2021, we had federal and state net operating loss carryforwards of $315.0 million and $105.6 million, respectively, of which $44.3 million and $105.6 million of these carryforwards will begin to expire starting in 2031 through 2040 for federal and state purposes, respectively. As of December 31, 2021, we had federal and state research and development tax credit carryforwards of $6.7 million and $1.2 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. As of December 31, 2021, the Company had $270.7 million in federal and state NOLs with no limited period of use.
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

Results of Operations for the Years Ended December 31, 2021 and December 31, 2020
Summary of Operations

	Year Ended December 31,
(in millions, except %)	2021	2020	Variance
Revenues	$14.8	$21.0	$(6.2)	(29.7)%
Cost of goods sold	3.3	1.4	2.0	140.5%
Operating Expenses
Research and development expenses	25.0	43.5	(18.6)	(42.7)%
Selling, general and administrative expenses	54.5	89.5	(35.1)	(39.2)%
Goodwill and in-process research & development impairments	—	54.3	(54.3)	(100.0)%
CSR Remeasurement	—	84.7	(84.7)	(100.0)%
Total Operating Expenses	79.4	272.1	(192.7)	(70.8)%
Operating Loss	68.0	252.5	(184.5)	(73.1)%
Interest expense	5.6	4.4	1.2	27.8%
Other expense (income), net	0.1	(1.1)	1.2	(112.2)%
Loss before income tax	73.8	255.8	(182.0)	(71.1)%
Taxes on income	(0.4)	(0.3)	(0.2)	73.6%
Net loss	73.3	255.5	(182.2)	(71.3)%
Revenues
Revenues totaled $14.8 million and $21.0 million for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, our revenue consisted of $13.8 million of product sales, and $0.9 million of royalty revenue. For the year ended December 31, 2020, our revenues consisted of $10.2 million of product sales, $10.0 million of license revenue, and $0.8 million of royalty revenue.
We divested our minocycline business on January 12, 2022. As a result of the sale, we will not generate revenue from the sales of AMZEEQ or ZILXI following such date. In addition, the Cutia License Agreement was assigned to Journey in connection with the sale. Therefore, we will not be entitled to payments under the Cutia License Agreement going forward.
The decrease in license revenue for the year ended December 31, 2021 as compared to license revenue for the year ended December 31, 2020 is due to the upfront payment received in 2020 under the Cutia License Agreement for the marketing and sale of the topical minocycline products in Greater China. No similar payments were received in 2021.
Cost of Goods Sold
Cost of goods sold was $3.3 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively. The increase in cost of goods sold was primarily due to an increase in sales volume. Our gross margin percentage was 75.8% and 86.4% for the years ended December 31, 2021 and December 31, 2020, respectively, was favorably impacted by product sales with certain materials produced prior to FDA approval and therefore expensed in prior periods. If inventory sold during the year ended December 31, 2021 and December 31, 2020 was valued at cost, our gross margin for the period then ended would have been 74.6% and 82.5%.

Research and development expenses
Our research and development expenses for the year ended December 31, 2021 were $25.0 million, representing a decrease of $18.6 million, or 42.7%, compared to $43.5 million for the year ended December 31, 2020. The decrease was primarily driven by a $11.2 million decrease in employee related expenses due to severance payments made in 2020 to former Menlo employees, a $11.8 million decrease in clinical and manufacturing expenses due to the completion of the FCD105 and serlopitant trials and a $2.0 decrease in depreciation expense related to a write off of fixed assets during the fourth quarter of 2020. These decreases are offset by $6.5 million of increased clinical costs related to FMX114 and the BET inhibitor assets licensed from In4Derm.
Selling, general and administrative expenses
Our selling, general and administrative expenses for the year ended December 31, 2021 were $54.5 million, representing a decrease of $35.1 million, or 39.2%, compared to $89.5 million for the year ended December 31, 2020. The decrease was driven by a $21.0 million reduction in employee related expenses in 2021 as compared to 2020, including $8.2 million of incremental stock based compensation related to the conversion of the Contingent Stock Rights ("CSRs") issued as part of the Merger in 2020 that was not incurred in 2021. The decrease in employee related expenses was also due to a reduction in workforce in 2021 resulting from the decision to divest the minocycline franchise. Corporate and professional costs decreased by approximately $14.1 million including a decrease of approximately $10.1 million for costs which were eliminated or reduced in 2021 following the Merger.
Goodwill and in-process research & development impairments
During 2020, we recorded goodwill and in-process research & development impairments of $54.3 million of which $4.5 million was recorded for goodwill and $49.8 million for in process research and development due to the failed clinical trials for serlopitant for the treatment of pruritus associated with prurigo nodularis. No impairments were recorded in the year ended December 31, 2021.
Contingent Stock Right Remeasurement
At the time of the merger transaction with Foamix, we entered into a contingent stock right agreement that called for the issuance of additional shares of our common stock to legacy Foamix shareholders upon negative data from the Phase III PN Trials. Since the trials did not meet the milestones outlined per the agreement, the contingent stock rights were remeasured, resulting in an expense of $84.7 million in the year ended December 31, 2020. No such expense occurred in the year ended December 31, 2021.
Interest Expense
Interest expense for the year ended December 31, 2021 was $5.6 million, representing an increase of $1.2 million, or 27.8%, compared to $4.4 million for the year ended December 31, 2020. The increase is primarily attributable to the prepayment penalty of $1.4 million associated with the prepayment of our outstanding debt and the write off of deferred financing costs of $1.6 million, offset by the elimination of ongoing interest expense and deferred financing cost amortization.
Other expense (income), net
Other expense (income), net for the year ended December 31, 2021 was $0.1 million, representing a decrease of $1.2 million, or 112%, compared to $(1.1) million for the year ended December 31, 2020. The decrease is primarily due to gains on derivative liabilities and marketable securities in 2020. No such gains occurred in 2021.

Liquidity
Since inception, we have funded operations primarily through private and public placements of our equity, debt and warrants and through fees, cost reimbursements and payments received from our licensees. We commenced generating product revenues related to sales of AMZEEQ and ZILXI in January 2020 and October 2020, respectively. AMZEEQ and ZILXI were sold as part of the sale of the MST Franchise on January 12, 2022 and, as such, we will no longer be generating revenue from the sale of these products. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our product candidates, if approved, are commercially successful, if at all. We will not generate any revenue from any current or future product candidates unless and until we obtain regulatory approval and commercialize such products. For the year ended December 31, 2021, we incurred a net loss of $73.3 million and used $56.4 million of cash in operations.
As of December 31, 2021, we had cash and cash equivalents of $42.9 million. Our cash and cash equivalents are held in money market accounts. We also received proceeds of $20.0 million from the sale of the MST Franchise in January 2022 and will receive an additional $5.0 million payment on the one year anniversary of the sale.
Following the sale of the MST Franchise, we are refocusing our limited resources on our drug development programs. Research and development activities for these programs, including preclinical and clinical testing of our drug candidates, will require significant additional financing. The future viability of the Company and our ability to continue as a going concern is dependent on our ability to raise sufficient working capital through either debt or equity financing to fund our operations and successfully develop commercially viable drug candidates. There is no assurance we will be able to achieve these objectives under acceptable terms or at all.
In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our audited consolidated financial statements are issued. The accompanying audited consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is expected to be impacted by the outcome of the plans outlined above, including our ability to raise additional capital to fund our operations, positive results from clinical trials for FMX114, and the successful development and positive results from clinical trials for the BET inhibitor programs. Based on our current plans and assumptions, we believe that absent sufficient proceeds received from equity transactions, financing transactions or business development transactions, we will not have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of these financial statements. Accordingly, we will, over the course of the next twelve months, require significant additional financing to continue our operations. These factors therefore, raise substantial doubt about our ability to continue as a going concern. Failure to successfully receive additional financing will require us to delay, scale back or otherwise modify our business and our research and development activities and other operations. See "Item1A. Risk Factors—Other Risks Related to Our Business and Financial Operations—We will need substantial additional funding to fund our operations, and there is substantial doubt about our ability to continue as a going concern. We could also be forced to delay, reduce or terminate our research and development activities which would have a material adverse effect on our financial condition." The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Capital Resources
Overview
To date, we have financed our operations primarily through private and public placements of our common stock, debt and warrants and through the sale of our products, fees, cost reimbursements and payments received from our licensees.
Cash flows
The following table summarizes our statement of cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net cash (used in) / provided by:	(in thousands)
Operating activities	$(56,367)	$(137,082)
Investing activities	1,027	89,107
Financing activities	$39,777	$61,808
Net cash used in operating activities
During the year ended December 31, 2021, net cash used in operating activities was $56.4 million and primarily reflected our net loss of $73.3 million offset by non-cash charges of $8.1 million in stock based compensation and $1.4 million in deferred finance charge write-offs and $4.8 million of net increase in assets and liabilities.

During the year ended December 31, 2020, net cash used in operating activities was $137.1 million and primarily reflected our net loss of $255.6 million, partially offset by non-cash charges of $54.3 million of impairments, $84.7 million of remeasurement of CSRs, share-based compensation of 18.1 million and the loss on the disposal of fixed assets of 2.1 million. The remainder of the cash used in operations is driven by net decrease in assets and liabilities.
Net cash provided by investing activities
During the year ended December 31, 2021, net cash provided by investing activities was $1.0 million and was comprised of proceeds from the sale and maturity of marketable securities.
During the year ended December 31, 2020, net cash provided by investing activities was $89.1 million and was primarily comprised of cash acquired through the Merger of $38.6 million and proceeds from the sale and maturity of marketable securities and bank deposits of $50.6 million.
Net cash provided by financing activities
During the year ended December 31, 2021, net cash provided by financing activities was $39.8 million and was primarily attributable to $76.0 million of cash from the issuance of common stock offset by $36.4 million from the prepayment of debt repayment.
During the year ended December 31, 2020, net cash provided by financing activities was $61.8 million and was primarily the result of proceeds from the issuance of common stock.
Cash and funding sources
Our sources of funding in the year ended December 31, 2021 totaled $76.0 million and consisted primarily of $29.2 million net proceeds from our at-the-market program and $46.8 million net proceeds from our registered direct public offering completed in January 2021.
On January 28, 2021, the Company completed a registered direct offering of 5,274,261 shares of common stock at a price of $9.48 per share for $46.8 million in net proceeds, as adjusted for the Company's 1-for-4 reverse stock split.
From January 1, 2021 through January 25, 2021, the Company issued and sold an additional 2,778,012 shares of common stock at a weighted average price per share of $9.76 for $26.3 million in net proceeds, as adjusted for the Company's 1-for-4 reverse stock split, in "at-the-market" offerings pursuant to the Sales Agreement. From August 12, 2021 through December 31,2021, the Company issued and sold 1,955,313 shares of common stock at a weighted average per share price of $1.57 pursuant to the Sales Agreement for $2.9 million in net proceeds.
Our sources of funding in the year ended December 31, 2020 totaled $100.3 million and consisted primarily of $38.6 million of cash and investments acquired in the Merger, $53.6 million of proceeds from an underwritten public offering of common stock completed in June 2020, and $8.0 million of proceeds from our at-the-market program during the fourth quarter of 2020.
We have no ongoing material financial commitments (such as lines of credit) that may affect our liquidity over the next five years.
Contractual Obligations
Our significant non-cancelable contractual obligations as of December 31, 2021 consisted of:
•Obligations under lease commitments (see Note 10)
•Open purchase commitments of $3.9 million
Funding requirements
Our present and future funding requirements will depend on many factors, including, but not limited to the following:
•costs associated with the research and development of drug candidates;

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
For more information as to the risks associated with our future funding needs, see “Item 1A—Risk Factors” included herein.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements.

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
While our significant accounting policies are more fully described in Note 2, “Significant Accounting Policies,” to the consolidated financial statements included in “Financial Statements and Supplementary Data” of this Annual Report, we believe that the following accounting policies are the most critical to assist shareholders and investors reading the consolidated financial statements in fully understanding and evaluating our financial condition and results of operations. These policies relate to significant areas involving management’s judgments and estimates and that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
COVID-19
The extent to which the COVID-19 pandemic continues to impact the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the pandemic; the impact on worldwide macroeconomic conditions; the speed of the anticipated recovery; and governmental and business reactions to the pandemic. In addition, the Company further assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, impairments of long-lived assets and revenue recognition. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
AS OF DECEMBER 31, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of VYNE Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VYNE Therapeutics Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of changes in shareholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and experienced negative operating cash flows since its inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 17, 2022
We have served as the Company’s auditor since 2020.

VYNE THERAPEUTICS INC.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	December 31
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$42,250	$57,563
Restricted cash	605	855
Investment in marketable securities (Note 6)	—	1,027
Trade receivable, net of allowances	7,583	15,819
Inventory (Note 7)	7,291	7,404
Prepaid and other expenses	5,119	4,591
Operating lease right of use assets (Note 10)	338	—
Total Current Assets	63,186	87,259

Non-current Assets:
Property and equipment, net (Note 8)	354	555
Operating lease right of use assets (Note 10)	—	1,583
Prepaid and other expenses	3,506	4,345
Total Non-current Assets	3,860	6,483

Total Assets	$67,046	$93,742

Liabilities and Shareholders’ Equity

Current Liabilities:
Trade payables	$6,510	$4,780
Accrued expenses (Note 9)	8,593	11,452
Employee-related obligations	2,752	4,360
Liability for employee severance benefits	206	312
Operating lease liabilities (Note10)	349	757
Other	—	104
Total Current Liabilities	18,410	21,765

Long-term Liabilities:
Operating lease liabilities (Note 10)	—	853
Long-term debt (Note 13)	—	33,174
Other liabilities	—	457
Total Long-term Liabilities	—	34,484
Total Liabilities	18,410	56,249
Commitments and Contingencies (Note 12)	—	—
Shareholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; no shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock: $0.0001 par value; 150,000,000 shares and 75,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 53,577,744 and 43,205,221 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	688,156	603,685
Accumulated deficit	(639,525)	(566,196)
Accumulated other comprehensive income	—	—
Total Shareholders' Equity	48,636	37,493
Total Liabilities and Shareholders’ Equity	$67,046	$93,742

The accompanying notes are an integral part of these consolidated financial statements.

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)

	Year ended December 31
	2021	2020
Revenues (Note 4)
Product sales, net	$13,824	$10,202
License revenues	—	10,000
Royalty revenues	931	791
Total Revenues	14,755	20,993

Cost of goods sold	3,348	1,392

Operating Expenses:
Research and development	24,958	43,533
Selling, general and administrative	54,481	89,543
Goodwill and in-process research & development impairments	—	54,345
Contingent Stock Remeasurement	—	84,726
Total Operating Expenses	79,439	272,147
Operating Loss	68,032	252,546
Interest expense	5,610	4,390
Other expense (income), net	135	(1,110)
Loss Before Income Tax	73,777	255,826
Income Tax (Benefit) Expense (Note 16)	(448)	(258)
Net Loss	$73,329	$255,568

Loss per share basic and diluted	$1.42	$7.88

Weighted average shares outstanding - basic and diluted	51,469	32,418
The accompanying notes are an integral part of these consolidated financial statements.

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands)

	Year ended December 31
	2021	2020
Net Loss	$73,329	$255,568
Other Comprehensive Loss:
Net unrealized gains from marketable securities	—	(1)
Losses on marketable securities reclassified into net loss	—	6
Total Other Comprehensive Loss	—	5
Total Comprehensive Loss	$73,329	$255,573
The accompanying notes are an integral part of these consolidated financial statements

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Number of shares	Amounts	Amounts
BALANCE AT DECEMBER 31, 2019	9,120,078	$1	$328,156	$(310,587)	$5	$17,575
CHANGES DURING 2020:
Comprehensive loss	—	—	—	(255,568)	(5)	(255,573)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	367,269	—	554	—	—	554
Stock-based compensation	—	—	18,100	—	—	18,100
Deemed dividend to warrants holders due to warrant modification	—	—	41	(41)	—	—
Classification of stock awards to derivative liability	—	—	(975)	—	—	(975)
Issuance of common stock, net of $4,151 issuance costs	8,951,875	1	61,641	—	—	61,642
Issuance of stock related to merger	24,765,999	2	196,168	—	—	196,170
BALANCE AT DECEMBER 31, 2020	43,205,221	$4	$603,685	$(566,196)	$—	$37,493
CHANGES DURING 2021:
Comprehensive loss	—	—	—	(73,329)	—	(73,329)
Exercise of options, vesting of restricted stock units and shares issued under employee share purchase plan	364,937	—	410	—	—	410
Stock-based compensation	—	—	8,080	—	—	8,080
Issuance of common stock, net of $4,215 issuance costs	10,007,586	1	75,981	—	—	75,982
BALANCE AT DECEMBER 31, 2021	53,577,744.00	5	688,156	(639,525)	—	48,636
The accompanying notes are an integral part of these consolidated financial statements

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31
	2021	2020
Cash Flows From Operating Activities:
Net Loss	$(73,329)	$(255,568)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109	341
Goodwill and in-process research & development impairments	—	54,345
Contingent stock right remeasurement	—	84,726
Loss from sale and disposal of fixed assets	93	2,101
Changes in marketable securities and bank deposits, net	—	(142)
Debt prepayment premium	1,432	—
Share-based compensation	8,080	18,100
Non-cash other expense (income), net	2,472	(654)
Changes in operating asset and liabilities, net of effects of businesses acquired:
Decrease (increase) in trade receivables, prepaid and other assets	7,709	(17,138)
Decrease (increase) in other non-current assets	841	(4,171)
(Decrease) in accounts payable and accruals	(2,675)	(12,975)
(Decrease) increase in inventory	113	(6,048)
Decrease (increase) in other liabilities	(1,212)	1
Net cash used in operating activities	(56,367)	(137,082)
Cash Flows From Investing Activities:
Purchase of fixed assets	—	(113)
Cash acquired through merger	—	38,641
Proceeds from sale and maturity of marketable securities and bank deposits	1,027	50,579
Net cash provided by investing activities	1,027	89,107
Cash Flows From Financing Activities:
Debt repayment (Note 13)	(36,432)	—
Proceeds from exercise of options and issuance of shares under the employee shares purchase plan	522	310
Withholding tax from net exercise of restricted share units	(294)	(141)
Proceeds from issuance of common stock, net of issuance costs	75,981	61,639
Net cash provided by financing activities	39,777	61,808
(Decrease) Increase in cash, cash equivalents and restricted cash	(15,563)	13,833
Effect of exchange rate on cash, cash equivalents and restricted cash	—	1
Cash, cash equivalents and restricted cash at beginning of the year	58,418	44,584
Cash, cash equivalents and restricted cash at end of the year	$42,855	$58,418

Cash and cash equivalents	42,250	57,563
Restricted cash	605	855
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$42,855	$58,418

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31
	2021	2020
Supplementary information on investing and financing activities not involving cash flows:
Issuance of shares under employee share purchase plan	$169	$387
Additions to operating lease right of use assets	—	1,350
Additions to operating lease liabilities	$—	$1,350

Supplemental disclosure of cash flow information:
Interest received	$17	$102
Interest paid	$2,385	$3,941

Fair value of assets acquired	$—	$117,270
Less liabilities assumed	—	5,827
Net acquired (See “Note 3- Business combination”)	—	111,443
Less cash acquired	—	38,641
Merger net of cash acquired	$—	$72,802

The accompanying notes are an integral part of these consolidated financial statements.

VYNE THERAPEUTICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)
NOTE 1 - NATURE OF OPERATIONS
The Company

VYNE Therapeutics Inc., ("VYNE" or the "Company") is a biopharmaceutical company focused on developing proprietary, innovative and differentiated therapies for the treatment of immuno-inflammatory conditions. The Company's most advanced product candidate, FMX114, which is in Phase 2a, is being evaluated for the potential treatment of mild-to-moderate AD. The Company is also in the pre-clinical stages of developing products containing BET inhibitor compounds. Its initial BET inhibitor candidate in development is VYN201, a locally administered pan-BET inhibitor, which the Company is exploring in various immuno-inflammatory diseases, including skin diseases. In addition, the Company continues to explore opportunistic transactions that may enhance its pipeline portfolio, as well as support its current operations and fund its future growth. The Company is a Delaware corporation, has its principal executive offices in Bridgewater, New Jersey and operates as one business segment.
Strategic Business Review and Sale of the MST Franchise

Beginning in the second quarter of 2021, the Company conducted a review of its commercial and research and development portfolio to determine how to optimally deploy capital and drive shareholder value. During the course of this review, the Company carefully considered the revenues received from the commercialization of AMZEEQ and ZILXI and the associated costs to drive those revenues, the protracted negative impact of the COVID-19 pandemic during the commercial launches of both AMZEEQ and ZILXI, the payor landscape, as well as the costs to develop each of its pipeline products. During this process, the Company evaluated several strategic options including the acquisition of marketed assets, out-licensing its approved products outside of the United States, and possible partnering or co-development relationships with interested parties. Following its review, the Company determined to initiate a process to explore a possible sale or license of its topical minocycline franchise, including AMZEEQ, ZILXI, FCD105 (the Company’s former Phase 3 proprietary novel topical combination foam formulation of minocycline and adapalene for the treatment of moderate-to-severe acne vulgaris) and the underlying Molecule Stabilizing Technology platform.

On January 12, 2022, VYNE entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Journey Medical Corporation (”Journey”) pursuant to which the Company sold its Molecule Stabilizing Technology franchise, including AMZEEQ, ZILXI, and FCD105 (the “MST Franchise”), to Journey. The assets include certain contracts, including the license agreement with Cutia Therapeutics (HK) Limited (“Cutia”), inventory and intellectual property related to the MST Franchise (together, the “Assets”). Pursuant to the Agreement, the Buyer assumed certain liabilities of the MST Franchise including, among others, those arising from VYNE’s patent infringement suit initiated against Padagis Israel Pharmaceuticals Ltd. There were no current or long-term liabilities recorded by the Company which were transferred to the Buyer.

Pursuant to the Purchase Agreement, VYNE received an upfront payment of $20.0 million and will receive an additional $5.0 million on the one-year anniversary of the closing of the transaction. VYNE is also eligible to receive sales milestone payments of up to $450.0 million in the aggregate upon the achievement of specified levels of net sales on a product-by-product basis, beginning with annual net sales exceeding $100.0 million (with products covered in three categories (1) AMZEEQ (and certain modifications), (2) ZILXI (and certain modifications), and (3) FCD105 and other products covered by the patents being transferred, including certain modifications). In addition, VYNE is entitled to receive certain payments from any licensing or sublicensing of the assets by Journey outside of the United States. See Note 17 - Subsequent Events for additional discussion of the disposition.

By leveraging its drug development and clinical development capabilities and strong network of discovery and preclinical science partners, the Company has transitioned its strategic focus to develop therapies for the treatment of immuno-inflammatory conditions. The Company expects to continue to invest in FMX114 for the treatment of mild to moderate atopic dermatitis and enrolled the first patient in its Phase 1b/2a proof-of-concept study in October 2021. On January 19, 2022, the Company announced findings from the Phase 1b safety portion of the Phase 1b/2a trial evaluating FMX 114. The findings support trial continuation.

In addition, on August 12, 2021, the Company announced a transaction with In4Derm Limited, a company incorporated and registered in Scotland (“In4Derm”). In4Derm is a spin-out of the University of Dundee’s School of Life Sciences which has discovered and is developing proprietary Bromodomain and Extra-Terminal Domain ("BET") inhibitors for the treatment of immunology and oncology conditions. On April 30, 2021, the parties entered into an Evaluation and Option Agreement (the “Option Agreement”) pursuant to which In4Derm granted the Company an exclusive option to obtain exclusive worldwide rights to research, develop and commercialize products containing In4Derm’s BET inhibitor compounds, which are new chemical entities for treatments in all fields for any disease, disorder or condition in humans. On August 6, 2021, the parties entered into a License Agreement granting the Company a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of In4Derm’s pan-BD BET inhibitor compounds in all fields. The Company paid a $1.0 million cash payment to In4Derm upon the execution of the Option Agreement and $0.5 million in connection with entering into the License Agreement. Pursuant to the License Agreement, the Company has agreed to make cash payments to In4Derm upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the U.S. of up to $15.75 million for all indications. In addition, the Company currently expects to exercise the Oral BETi Option following the selection of a lead candidate for the program. Upon exercise of the exclusive Oral BETi Option, the parties will sign a license agreement (the “Oral License Agreement”), and the Company will be required to pay In4Derm a $4.0 million cash payment. The Oral License Agreement will include cash payments of up to $43.75 million payable to In4Derm upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the U.S. for all indications. The license agreements also provide for tiered royalty payments of up to 10% of net annual sales across licensed BET inhibitor products by the Company. In4Derm is entitled to additional milestones upon the achievement of regulatory approvals in certain jurisdictions outside the U.S.

The initial BET inhibitor candidates in development are VYN201 and VYN202. VYN201 is a pan-bromodomain or pan-BD BET inhibitor. It is a first-in-class “soft” pan-BD BET inhibitor that is being developed to address diseases involving multiple, diverse inflammatory cell signaling pathways. With the VYN201 program, the Company is attempting to develop a therapy that is locally acting and is rapidly cleared through the body's metabolic process so as to avoid systemic absorption. The Company is continuing to evaluate VYN201 in a variety of preclinical models and will announce an initial indication for VYN201 following such evaluation. With respect to the VYN202 program, the Company is exploring multiple BET inhibitor compounds that are highly selective for bromodomain 2 ("BD2"). By selectively inhibiting BD2, the Company believes VYN202 could have a more targeted anti-inflammatory effect with an improved benefit/risk profile. The Company is diligently working with In4Derm to develop a lead molecule for the VYN202 program. Once a lead candidate has been selected, the Company intends to exercise its option with respect to these BET inhibitor compounds and commence an IND-enabling preclinical safety program.

As the Company transitioned from a commercial organization to one focused on research and development, the Company streamlined operations by eliminating the vast majority of planned expenditures supporting its commercial operations. Furthermore, following its decision to divest the MST franchise, the Company reduced its workforce by terminating approximately 70 employees. The Company incurred a one-time charge of $1.6 million in the year ended December 31, 2021 in connection with this restructuring plan, consisting of $1.4 million of employee termination costs, including severance and other benefits, and retention payments of $0.2 million. Additional charges of $0.2 million related to retention payments are anticipated through June 30, 2022.
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

Reverse Merger
On November 10, 2019, Menlo Therapeutics Inc. ("Menlo"), Foamix Pharmaceuticals Ltd. (“Foamix”) and Giants Merger Subsidiary Ltd. (“Merger Sub”), a wholly-owned subsidiary of Menlo, entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 4, 2019, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Foamix, with Foamix surviving as a wholly-owned subsidiary of Menlo (the “Merger”) on March 9, 2020 (the “Effective Date”). The combined Company changed its name to VYNE in September 2020.
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
Serlopitant
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
Liquidity and Capital Resources
Since inception, the Company has funded operations primarily through private and public placements of its equity, debt and warrants and through fees, cost reimbursements and payments received from its licensees. The Company commenced generating product revenues related to sales of AMZEEQ and ZILXI in January 2020 and October 2020, respectively. AMZEEQ and ZILXI were sold as part of the sale of the MST Franchise on January 12, 2022 and, as such, the Company will no longer be generating revenue from the sale of these products. The Company has incurred losses and experienced negative operating cash flows since its inception and anticipates that it will continue to incur losses until such a time when its product candidates, if approved, are commercially successful, if at all. The Company will not generate any revenue from any current or future product candidates unless and until it obtains regulatory approval and commercializes such products. For the year ended December 31, 2021 the Company incurred a net loss of $73.3 million and used $56.4 million of cash in operations.
As of December 31, 2021, the Company had cash and cash equivalents of $42.9 million. The Company's cash and cash equivalents are held in money market accounts. The Company also received proceeds of $20.0 million from the sale of the MST Franchise in January 2022 and will receive an additional payment of $5.0 million on the one-year anniversary of the sale.
Following the sale of the MST Franchise, the Company is refocusing its limited resources on its immuno-inflammatory pipeline and intends to support the FMX114 and the BET inhibitor development programs. Research and development activities for these programs, including preclinical and clinical testing of the Company's drug candidates, will require significant additional financing. The future viability of the Company and its ability to continue as a going concern is dependent on its ability to raise sufficient working capital through either debt or equity financings to fund our operations and successfully develop commercially viable drug candidates. There is no assurance the Company will be able to achieve these objectives under acceptable terms or at all.
In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that its audited consolidated financial statements are issued. The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is expected to be impacted by the outcome of the plans outlined above, including the Company's ability to raise additional capital to fund its operations, positive results from clinical trials for FMX114, and the successful development and positive results from clinical trials for the BET inhibitor programs. Based on its current plans and assumptions, the Company believes that absent sufficient proceeds received from equity transactions, financing transactions or business development transactions, the Company will not have sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements. Accordingly, the Company will, over the course of the next twelve months, require significant additional financing to continue its operations. In addition, the amount of proceeds the Company may be able to raise pursuant to its existing shelf registration statement on Form S-3 may be limited. As of the filing of this Annual Report on Form 10-K, the Company will be subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of its common stock held by non-affiliates of the Company. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling shares of its common stock using its Form S-3 until such time as its public float exceeds $75 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Failure to successfully receive additional financing will require the Company to delay, scale back or otherwise modify its business and its research and development activities and other operations. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
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

The COVID-19 pandemic and government measures taken in response to the pandemic have had a negative impact on the Company's operations. Access to healthcare providers has been limited, which has negatively impacted sales and the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI. The length of time and extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition and liquidity will depend on future developments that are highly uncertain, subject to change and will continue to evolve with geographical re-openings, surges in cases, the emergence of new strains and the vaccination effort. In addition, the Company further assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, impairments of long-lived assets and revenue recognition. In 2020, the Company recorded impairments of goodwill and certain indefinite-lived intangible assets; however, these were unrelated to the impact of COVID-19 (See "Note 3 - Business Combination" for more information). The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
g.Marketable securities
Marketable equity securities:
The Company's marketable equity securities are recorded at fair value, with unrealized gains and losses included in other income, net in the consolidated statement of operations.
h.Inventory
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
i.Property and equipment
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
j.Impairment of long-lived assets
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
For the years ended December 31, 2021 and 2020, the Company did not recognize an impairment loss for its long-lived assets.
k.Goodwill and other indefinite lived intangible assets
The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of the end of the fiscal year or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions market participants would use in making their estimates of fair value. In 2020, the Company recorded full impairment charges related to its $4.5 million of goodwill and $49.8 million of IPR&D (See "Note 3 - Business Combination" for more information). No impairment was recorded in the years ended December 31, 2021.
l.Allowance for doubtful accounts
An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and provisions for doubtful accounts. Provisions for doubtful accounts were not material for the years ended December 31, 2021 and 2020.
m.Debt
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
n.Leases

Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
o.Contingencies
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
p.Share-based compensation
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
q.Revenue recognition
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
The Company’s net product revenues through December 31, 2021 were generated through sales of AMZEEQ, which was approved by the FDA in October 2019 and was commercially launched in the United States in January 2020 and ZILXI, which was approved by the FDA in May 2020 and was commercially launched in the United States in October 2020. Product revenue is recorded net of distribution fees, trade discounts, allowances, rebates, copay program coupons, chargebacks, estimated returns and other incentives. These reserves are classified as either reductions of accounts receivable or as current liabilities. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer mix. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment. See “Note 4 – Revenue Recognition” for more information.
On April 23, 2020, the Company announced that it entered into a license agreement with Cutia for our minocycline products and product candidate, if approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved in the U.S., FCD105 in the Greater China territory. The Company will supply the finished licensed products to Cutia for clinical and commercial use. The Company received an upfront cash payment of $10.0 million. The license was determined to be a distinct performance obligation of the arrangement, therefore the Company recognized the revenues from the upfront license fee when the license is transferred to the licensee and the licensee is able to use and benefit from the license. The disposition of the MST Franchise included the license agreement with Cutia including the rights to future revenues under that agreement. See "Note 4 - Revenue Recognition" for more information.
r.Research and development costs

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
s.Income taxes:
•Deferred taxes
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
•Uncertainty in income tax
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
t.Loss per share
The calculation of the weighted-average number of common stock outstanding during the period in which the reverse merger occurs was based on:
•.The number of common stock outstanding from the beginning of that period to the merger date was computed on the basis of the weighted-average number of common stock of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement
•.The number of common stock outstanding from the merger date to the end of that period was the actual number of common stock of the legal acquirer (the accounting acquiree) outstanding during that period.
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
The following stock options, restricted stock units (“RSUs”), warrants and incremental shares to be issued under the employee stock purchase plan (“ESPP”) were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Year ended December 31
	2021	2020
Outstanding share options, RSUs and shares under ESPP	5,306,352	4,994,333
Warrants	495,165	495,165
u.Fair value measurement
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
v.Concentration of credit risks
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, restricted cash, marketable securities and accounts receivables. The Company deposits cash and cash equivalents with highly rated financial institutions and, as a matter of policy, limits the amounts of credit exposure to any single financial institution. In addition, all marketable securities carry a high rating or are government insured. The Company has not experienced any material credit losses in these accounts and does not believe it is exposed to significant credit risk on these instruments.
For the year ended December 31, 2021, the Company's three largest customers collectively represented 41% of product revenue and 58% of accounts receivable. For the year ended December 31, 2020, the Company's largest three customers collectively represented 96% of product revenue and 90% of accounts receivable.
w.Comprehensive loss
Comprehensive loss includes, in addition to net loss, unrealized holding gains and losses on available-for-sale debt securities and derivative instruments designated as cash flow hedge (net of related taxes where applicable).
Reclassification adjustments for gain or loss of available-for-sale securities are included in other income, net in the consolidated statement of operations.
x.Newly issued and recently adopted accounting pronouncements:
Recent Accounting Guidance Issued:
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2020-4, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (ASU 2020-4), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-4 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-4 are optional and are effective from March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-4 on its consolidated financial statements. Currently, the Company does not expect the adoption of the new standard to have a material impact to the consolidated financial statements.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), which requires companies to measure credit losses of financial instruments, including customer accounts receivable, utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional Accounting Standard Updates to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. As a smaller reporting company, the Company will adopt ASU 2016-13 effective January 1, 2023 or at such time where it is no longer a smaller reporting company. Currently, the Company does not expect the adoption of the new standard to have a material impact to the consolidated financial statements.
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
NOTE 3 - BUSINESS COMBINATION:
On November 10, 2019, Menlo entered into the Merger Agreement with Foamix, and Merger Sub, a direct and wholly-owned Israeli subsidiary of Menlo. On March 9, 2020, the Merger was completed and Foamix is now a wholly-owned subsidiary of the Company. The combined Company changed its name to VYNE in September 2020.
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

On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. The Company does not intend to further pursue the development of serlopitant. As such, the Company recorded a full impairment charge of $4.5 million related to goodwill in its consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. There were no impairment charges in the year ended December 31, 2021.
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
On April 6, 2020, the Company announced that each of Menlo’s Phase III PN Trials (study MTI-105 and study MTI-106) did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. The Company does not intend to further pursue the development of serlopitant. As such, the Company recorded a full impairment charge of $49.8 million related to the IPR&D asset in its consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. There were no impairment charges in the year ended December 31, 2021.
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
Pro Forma
The actual Menlo net loss included in the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2020 (for the period from March 9, 2020, the Effective Date, through December 31, 2020, which are not indicative of the results to be expected for a full year) and the supplemental unaudited pro forma revenue and net loss of the combined entity had the acquisition been completed on January 1, 2019.
Actual Menlo results of operations for the period from March 9, 2020, the Effective Date, through December 31, 2020 included in the consolidated statement of operation for the year ended December 31, 2020:

(in thousands)	Year ended December 31, 2020

Revenues	$—
Loss attributable to Menlo	$24,517
Pro forma Menlo results of operations for the year ended December 31, 2020.

Year ended December 31,
2020
(in thousands, except per share data)	(Unaudited)
SUPPLEMENTAL PRO FORMA COMBINED RESULTS OF OPERATIONS:
Revenues	$20,993
Net loss	$252,951
Loss per share - basic and diluted	$7.53

Adjustments to the supplemental pro forma combined results of operations, included in the above, are as follows:
Transaction costs	$(14,931)
Acceleration of stock based compensation	(7,199)
Total Adjustments	$(22,130)
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

NOTE 4 - REVENUE RECOGNITION

Product Sales
Product revenues for the year ended December 31, 2021 were primarily generated from sales of AMZEEQ which was commercially launched in the United States in January 2020 and ZILXI which became available in pharmacies nationwide on October 1, 2020. The Company’s customers include a limited number of national and select regional distributors and certain independent and specialty pharmacies, together (the "customers"). The distributors subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. Net product revenue is typically recognized when customers obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of product to the customers. For the year ended December 31, 2021, three customers accounted for 17%, 15% and 9% of product revenue, respectively. For the year ended December 31, 2020, three customers accounted for 42%, 39%, and 15% of product revenue, respectively.
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
Provisions for distribution fees, trade discounts and chargebacks are reflected as a reduction to trade receivables, net on the consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the consolidated balance sheet. Provisions for revenue reserves described below reduced product revenues by $62.9 million and $39.5 million for the years ended December 31, 2021 and December 31, 2020, respectively. The revenue reserve accrual was $5.5 million and $5.8 million at December 31, 2021 and December 31, 2020, respectively and was reflected in accrued expenses in the consolidated balance sheet.
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
Product Returns: Consistent with industry practice, customers are generally allowed to return products within a specified period of time before and after its expiration date. The Company estimates the amount of product that will be returned and deducts these estimated amounts from its gross revenue at the time the revenue is recognized. The information utilized to estimate the returns provision includes: (i) historical industry information regarding rates for comparable pharmaceutical products and product portfolios, (ii) external data with respect to inventory levels in the wholesale distribution channel, (iii) external data with respect to prescription demand for products and (iv) remaining shelf lives of products at the date of sale. The Company estimates that between 1% and 2% of product sold to wholesalers will be returned. The Company does not estimate returns for sales made to the pharmacies as they are not contractually permitted to return product and the Company did not accept any returns from pharmacies in the year ended December 31, 2021.
License Revenues
On April 23, 2020, the Company announced that it entered into a license agreement with Cutia for AMZEEQ as well as certain of the Company's other topical minocycline product candidates, once approved, on an exclusive basis in Greater China. Under the terms of the agreement, Cutia will have an exclusive license to obtain regulatory approval of and commercialize AMZEEQ, ZILXI and, if approved in the U.S., FCD105 in the Greater China territory. The Company will supply the finished licensed products to Cutia for clinical and commercial use. Outside of the license transferred, the Company does not have any additional performance obligations under the arrangement. In exchange for the license, the Company received an upfront cash payment of $10.0 million. The license was considered functional IP as the licensee was able to use and benefit from the license without the continued involvement of the Company. The disposition of the MST Franchise included the license agreement with Cutia including the rights to future revenues and obligations under that agreement. The Company recorded $10.0 million of license revenue in the year ended December 31, 2020. No license revenue was earned in the year ended December 31, 2021.
Contract Assets and Contract Liabilities
The Company did not have any contract assets (unbilled receivables) related to product sales or as of December 31, 2021, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract assets (unbilled receivables) related to its license revenues as of December 31, 2021 or 2020.
The Company did not have any contract liabilities as of December 31, 2021 or 2020, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
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
Royalty Revenues
The Company is entitled to royalty payments with respect to sales of a product developed by a customer in collaboration with the Company. Revenues in the amount of $0.9 million and $0.8 million were recorded during the year ended December 31, 2021 and 2020, respectively.
NOTE 5 - FAIR VALUE MEASUREMENTS
The Company’s assets and liabilities that are measured at fair value as of December 31, 2021, and December 31, 2020, are classified in the tables below in one of the three categories described in "Note 2 - Fair value measurement" above:

December 31, 2021
	Level 1	Level 2	Total
Marketable securities	—	—	—

	December 31, 2020
	Level 1	Level 2	Total
Marketable securities	$1,027	$—	$1,027
The Company sold its marketable securities during the year ended December 31, 2021.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)
NOTE 6 - MARKETABLE SECURITIES
Marketable securities as of December 31, 2020 consisted of mutual funds securities. Realized gains and losses on sales of the securities, are included in the consolidated statement of operations as other income, net. The Company did not hold any marketable securities as of December 31, 2021.
Equity securities with readily determinable fair value are measured at fair value. The changes in the fair value of equity investments are recognized through other income, net in the consolidated statements of operations.
The following table sets forth the Company’s marketable securities:

	December 31
	2021	2020
Israeli mutual funds	$—	$1,027
Total	$—	$1,027
As of December 31, 2021 and 2020 there were no available-for-sale debt securities.
The Company has considered factors regarding other than temporary impaired securities and determined that there were no securities with impairment that is other than temporary as of December 31, 2020.
During the years ended December 31, 2021 and 2020, the Company received aggregate proceeds of $1.0 million and $38.5 million, respectively, upon the sale and maturity of marketable securities.
NOTE 7 – INVENTORY
Inventories are stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis by product. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. The Company commenced capitalizing inventory for AMZEEQ and ZILXI upon FDA approval in October 2019 and May 2020, respectively. The Company periodically reviews its inventory levels and, if necessary, writes down inventory that is expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that fails to meet commercial sale specifications, with a corresponding charge to cost of goods sold. There were no material inventory write-downs during the years ended December 31, 2021 and 2020. All inventory was sold or written-off in connection with the sale of the MST Franchise. See Note 17.
The following table sets forth the Company’s inventory:

	December 31
(in thousands)	2021	2020
Raw materials	$3,298	$4,042
Work-in-process	33	662
Finished goods	3,960	2,700
Total	$7,291	$7,404

NOTE 8 - PROPERTY AND EQUIPMENT

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)
NOTE 8 - PROPERTY AND EQUIPMENT (continued)

	December 31
	2021	2020
Cost:
Leasehold improvements	$59	$59
Computers and software	374	467
Laboratory equipment	53	53
Furniture	419	419
	905	998
Less:
Accumulated depreciation and amortization	551	443
Property and Equipment, net	$354	$555
Depreciation and amortization expense totaled $0.1 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.
During the years ended December 31, 2021 and December 31, 2020, the Company disposed of fixed assets in the net amount of $0.1 million and $2.1 million. Loss on disposal of fixed assets during the year ended December 31, 2020 relates to the write-off of laboratory and leasehold improvements in Israel due to a reduction in office space.

NOTE 9 - ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31
	2021	2020

Product sales provisions (see Note 4)	$5,489	$5,772
Professional services	1,213	696
Research and development	969	862
Marketing	—	1,322
Commercialized product accruals	596	1,324
Other	326	1,476
Total Accrued Expenses	$8,593	$11,452

NOTE 10 – OPERATING LEASE
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
The lease agreement for the office space in Israel expires in December 2022.
Additionally, the Company entered into operating lease agreements in connection with the leasing of vehicles. The lease periods are generally for three years. To secure the terms of certain of the vehicle lease agreements, the Company has made prepayments to the leasing company, representing approximately three months of lease payments. These amounts have been recorded as part of the operating lease right to use assets. In connection with the strategic business review and sale of the MST Franchise certain vehicle leases were transferred to members of the commercial workforce resulting in the elimination of $0.5 million of right of use assets and $0.5 million of right of use liabilities.
Operating lease costs for the year ended December 31, 2021 are as follows:

(in thousands)	Year Ended December 31 2021	Year Ended December 31 2020

Office lease expenses	$357	$961
Vehicles lease expenses	$434	$390
The operating lease costs include an immaterial amount of variable lease payments for the years ended December 31, 2021 and 2020, respectively.
Operating cash flows, for amounts included in the measurement of lease liabilities are as follows:

	Year Ended December 31 2021	Year Ended December 31 2020
Office leases	$373	$971
Vehicles leases	$434	$390
Supplemental information related to leases are as follows:

	December 31 2021	December 31 2020
Operating lease right-of-use assets	$338	$1,583
Operating lease liabilities	$349	$1,610
Weighted average remaining lease term	0.77	1.96
Weighted average discount rate	13.10%	13.10%
Maturities of lease liabilities are as follows:

2022	$334
2023	32
Total lease payments	366
Less imputed interest	(17)
Total lease liability	$349
As of December 31, 2021, the Company had a lien in the amount of $0.6 million on the Company’s cash in respect of bank guarantees granted in order to secure the lease agreements.

VYNE THERAPEUTICS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)
NOTE 11 - EMPLOYEE SAVINGS PLAN
Beginning September 2017, the Company has retirement savings plans available to all employees of the Subsidiary, which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “401(k) Plans”). The Company made contributions to these 401(k) Plans during the years ended December 31, 2021, and 2020 of approximately $0.4 million and $0.8 million, respectively.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Litigation and contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of December 31, 2021, there are no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.

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

On August 9, 2021, the Company initiated a patent infringement suit against Padagis in the United States District Court for the District of Delaware arising from Padagis’s ANDA filing with the FDA. The patent infringement suit asserts each of the Listed Patents. As a result, under applicable law, the FDA cannot grant final approval to Padagis’s ANDA before December 30, 2023, or a court decision in Padagis’s favor. VYNE is seeking, among other relief, an order that the effective date of any FDA approval of Padagis’s ANDA be no earlier than the expiration of the Listed Patents, the latest of which expires on September 8, 2037, and such further and other relief as the court may deem appropriate. Padagis filed its response and counterclaim on October 1, 2021. The Company filed its response to such counterclaim on October 22, 2021. The liabilities associated with this matter have been transferred to Journey in connection with the Sale.

NOTE 13 - LONG-TERM DEBT
On July 29, 2019, Foamix entered into a Credit Agreement (the "Credit Agreement") to secure up to $50 million from two lenders, one of which is a significant stockholder of the Company and is considered a related party, and a Securities Purchase Agreement with one of the lenders for gross proceeds of approximately $14 million, before deducting offering expenses (see "Note 14 - Share Capital" for more information). On March 9, 2020, the Company entered into an Amended and Restated Credit Agreement and Guaranty (as further amended on August 5, 2020, the "Amended and Restated Credit Agreement"), whereby the Company has guaranteed the indebtedness obligations of the borrower and granted a first priority security interest in substantially all of our assets for the benefit of the lenders. As of December 31, 2020, $35.0 million was drawn under the Amended and Restated Credit Agreement. The Company did not incur the remaining $15.0 million under the Amended and Restated Credit Agreement.
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
The loans were scheduled to mature on July 29, 2024. However, following discussions with the Company's lenders regarding the revenue targets included in the Amended and Restated Credit Agreement, the revenue expected to be generated for the trailing twelve month period ended June 30, 2021 and the Company's strategic business review discussed in Note 1, the Company determined to prepay its outstanding indebtedness in addition to a 4% prepayment fee and accrued but unpaid interest in the total amount of approximately $36.5 million on August 11, 2021. Following the prepayment, the Amended and Restated Credit Agreement and the security interests thereunder were terminated. As of December 31, 2021 there was no debt outstanding.
Perceptive Credit Holdings II, LP ("Perceptive") was one of the lenders and the administrative agent under the Amended and Restated Credit Agreement. As of August 11, 2021, the date of the prepayment, affiliates of Perceptive were holders of more than 5% of the Company's outstanding common stock. In connection with the prepayment of the Company's indebtedness, Perceptive received $18.3 million, representing their portion of the principal amount, interest and prepayment premium. As of December 31, 2021, Perceptive was no longer a related party.
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
During the year ended December 31, 2020 the Company incurred offering expenses of $1.1 million in connection with transactions contemplated by the Credit Agreement and the Securities Purchase Agreement, which were allocated to the Warrants, shares and debt consistently with the allocation of proceeds. The Company incurred additional expenses in the amount of $0.3 million from the borrowing of Tranche 2 Loan, allocated only to the debt.
During the year ended December 31, 2021 the company recorded interest expense of $5.6 million comprised of interest on debt of $3.8 million and discount costs of $1.8 million. The interest expense includes a debt prepayment fee of $1.4 million and the write-off of discount costs of $1.6 million associated with the Company's prepayment of outstanding indebtedness resulting in a total extinguishment loss of $3.0 million During the year ended December 31, 2020 the company recorded interest expense of $3.9 million and $0.5 million relating to the interest and discount cost, respectively.
NOTE 14 - STOCKHOLDERS' EQUITY
Preferred stock
As of December 31, 2021, the Company's Certificate of Incorporation, as amended, authorizes the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of December 31, 2021 and December 31, 2020.
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
Common stock
The number of shares of common stock authorized under the Company's Amended and Restated Certificate of Incorporation was proportionately reduced in connection with the Company's 1-for-4 reverse stock split in February 2021. On July 19, 2021, the Company held its meeting of Stockholders (the "Annual Meeting"). Following the approval by the holders of a majority of the outstanding shares of common stock at the Annual Meeting, the Company filed a Certificate of Amended and Restated Certificate of Incorporation to increase the number of authorized share of common stock from 75,000,000 to 150,000,000 shares of common stock, par value $0.0001 per share.
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
The exchange of Warrants from Foamix warrants to Menlo warrants and the additional CSR was accounted for as a modification, by analogy, from the modification's guidance under ASC 260-10-S99-2. The Company assessed the significance of the modification of the Warrants by comparing the fair value of the Warrants immediately before and after the amendments. In its assessment, it also considered additional qualitative factors. The Company concluded that the change of terms was not significant. Therefore, the incremental fair value, in the amount of $41 thousand, of the modified Warrants over the original ones (as of modification date) was recognized in retained earnings as a deemed dividend to the Warrant holders in the year ended December 31, 2020. No amounts were recognized in the year ended December 31, 2021.
Issuance of stock
On February 1, 2019, the Company entered into a Sales Agreement (the "2019 Sales Agreement") with Cantor Fitzgerald & Co., or Cantor Fitzgerald, to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald acted as our sales agent. The issuance and sale of shares of common stock by us pursuant to the 2019 Sales Agreement were deemed an "at-the-market" offering under the Securities Act. Cantor Fitzgerald was entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2019 Sales Agreement. During the year ended December 31, 2020, the Company issued and sold 1,175,000 shares of common stock at a weighted average price per share of $7.00 pursuant to the 2019 Sales Agreement for $8.0 million in net proceeds, all of which was sold during the three months ended December 31, 2020. In addition, from January 1, 2021 through January 25, 2021, the Company issued and sold an additional 2,778,012 shares of common stock at a weighted average price per share of $9.76 for $26.3 million in net proceeds. Effective as of January 25, 2021, the Company terminated the 2019 Sales Agreement.
On August 12, 2021, the Company entered into a new sales agreement (the "Sales Agreement") with Cantor Fitzgerald to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald will act as the Company's sales agent. The issuance and sale of shares of common stock by us pursuant to the Sales Agreement are deemed an "at-the-market" offering under the Securities Act. Cantor Fitzgerald is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. During the year ended December 31, 2021, the Company issued and sold 1,955,313 shares of common stock at a weighted average per share price of $1.57 pursuant to the Sales Agreement for $2.9 million in net proceeds. This agreement was in effect as of December 31, 2021.

On January 28, 2021, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors for the sale of an aggregate of 5,274,261 shares of common stock of the Company, at a purchase price of $9.48 per share in a registered direct offering. The offering was completed on January 28, 2021 and the Company received approximately $46.8 million in net proceeds, after deducting placement agent fees and other offering expenses.
On June 9, 2020, the Company completed an underwritten public offering of 7,776,875 shares of common stock at a price to the public of $7.40 per share. The net proceeds of the offering were approximately $53.6 million, after deducting underwriting discounts and commissions and other offering expenses.
In connection with the Merger, the Company issued 36,500,335 shares to legacy Foamix shareholders. On April 6, 2020, pursuant to the terms of the CSR Agreement, the Company issued 74,544,413 shares to legacy Foamix shareholders, adjusted retrospectively to 18,636,103 shares of common stock upon the reverse stock split effective February 12, 2021

NOTE 15 - SHARE BASED COMPENSATION
Equity incentive plans:
Upon closing of the Merger, the Company adopted Foamix’s 2019 Equity incentive plan (the “2019 Plan”). As of December 31, 2021, 979,795 shares remain issuable under the 2019 Plan. In addition, the Company adopted the 2018 Omnibus Incentive Plan (the "2018 Plan") in January 2018. As of December 31, 2021, 147,550 shares remain issuable under the 2018 Plan.
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
As of December 31, 2021, 2,232,207 shares remain available for grant under the ESPP.
During the year ended December 31, 2021, 71,890 shares were issued to employees pursuant to the ESPP. During the year ended December 31, 2020, 61,031 Foamix ordinary shares were purchased by Foamix employee pursuant to the ESPP prior to the Merger, which were later exchanged for 36,155 shares of the Company's common stock and one CSR in the Merger, adjusted retrospectively to 9,038 shares of common stock and one CSR upon the reverse stock split effective February 12, 2021, and 38,716 shares were issued to employees after the Merger.
Options and RSUs granted to employees and directors:
In the years ended December 31, 2021 and 2020, the Company granted options as follows:

	Year ended December 31, 2021
	Award amount	Exercise price range	Vesting period	Expiration
Employees and Directors:
Options	1,686,405	$1.68- $11.08	1 year -4 years	10 years
RSU	970,813	—	2 years -4 years	—

	Year ended December 31, 2020
	Award amount	Exercise price range	Vesting period	Expiration
Employees and Directors:
Options	1,327,214	$5.84- $12.52	1 year -4 years	10 years
RSU	654,427	—	1 year -4 years	—

The fair value of options and RSUs granted to employees and directors during 2021 and 2020 was $9.4 million and $11.9 million, respectively.
The fair value of RSUs granted to employees and directors is based on the share price on grant date .
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
The underlying data used for computing the fair value of the options are as follows:

	Year ended December 31
	2021	2020
Fair value of stock option	$1.02-$6.75	$3.47-$7.68
Dividend yield	0%	0%
Expected volatility	68.38%-69.38%	60.44%-69.83%
Risk-free interest rate	0.50%-1.29%	0.31%-1.26%
Expected term	6 years	6 years
Modification of share-based compensation:
Pursuant to the Merger, all outstanding options and RSUs granted by Foamix were exchanged for stock options and RSUs of Menlo’s common stock according to the Exchange Ratio. In addition, for each option and RSU the holder received a CSR as described in Note 3- Business Combination. This transaction was considered by the company to be a modification under ASC 718, Compensation - Stock Compensation. The modification did not affect the remaining requisite service period. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded immaterial incremental compensation expense. As described in Note 3 - Business Combination, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. The conversion was considered by the company to be a modification under ASC 718. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded incremental compensation of $1.8 million and $11.8 million for the years ended December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021 there is $0.9 million of unrecognized incremental compensation expense related to the modification which will primarily be amortized using a graded vesting method over the next 1 year.
Awards granted to holders who are no longer employed or providing services to the Company are accounted for in accordance with ASC 815-40, Derivatives and Hedging. Under this guidance, the awards are classified as a derivative liability because the award no longer exchanges a fixed amount of cash for a fixed number of shares. Accordingly, as of March 9, 2020 the Company reclassified $1.6 million from additional paid-in capital to derivative liability on the consolidated balance sheet. Prior to the reclassification of these awards as a liability instrument, the Company recorded an incremental compensation expense of $0.6 million due to the above mentioned modification in accordance with ASC 718. Subsequent to the reclassification of these awards as a liability instrument, the Company recorded incremental compensation expense of $1.0 million for the year ended December 31, 2020. There was no incremental compensation for the year ended December 31, 2021. As described in Note 3 -

Business Combination, on April 6, 2020, the Company announced that study MTI-105 and study MTI-106 did not meet their respective primary endpoint of demonstrating statistically significant reduction in pruritus in patients treated with serlopitant compared to placebo based upon a 4-point improvement responder analysis. Accordingly, on April 6, 2020, pursuant to the terms of the CSR Agreement, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective Exchange Ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. On April 6, 2020, the awards are exchangeable for a fixed amount of cash for a fixed number of shares and were remeasured to fair value and reclassified from derivative liability to additional paid-in capital.
Prior to the Merger, Menlo recognized all expenses relating to awards outstanding as of the Effective Date. These awards were subject to acceleration upon the change of control per the previous Menlo stock option plan.
Summary of outstanding and exercisable options and RSUs:
The following table summarizes the number of options outstanding for the year ended December 31, 2021, and related information:

	Number of options	Weighted Average Exercise Price
Outstanding at December 31, 2020	4,274,649	$13.36
Granted	1,686,405	5.29
Exercised	(70,827)	7.18
Forfeited	(435,569)	8.25
Expired	(1,410,706)	17.53
Outstanding at December 31, 2021	4,043,952	$9.20
Exercisable at December 31, 2021	1,971,922	$12.39

The weighted average remaining contractual term of outstanding and exercisable options as of December 31, 2021, is 7.0 years and 5.5 years, respectively. Total unrecognized share based compensation for options at December 31, 2021 is $6.4 million, which is expected to be recognized over a weighted average period of 2.3 years.
There was no intrinsic value of outstanding and exercisable options as of December 31, 2021
The following table summarizes the number of RSUs outstanding for the year ended December 31, 2021:

Number of RSUs
Outstanding at December 31, 2020	719,443
Awarded	970,813
Vested	(293,034)
Forfeited	(134,822)
Outstanding at December 31, 2021	1,262,400
Total unrecognized compensation expense related to the unvested portion of the Company's RSUs at December 31, 2021 was $5.6 million, which is expected to be recognized over a weighted average period of 2.27 years.

Share-based compensation expenses:
The following table illustrates the effect of share-based compensation on the statements of operations:

	Year ended December 31
	2021	2020
Research and development expenses	1,714	4,746
Selling, general and administrative	6,366	13,354
	$8,080	$18,100

NOTE 16 - INCOME TAX:
Loss before income taxes and the related tax expense (benefit) is as follows:

	Year ended December 31
(in thousands)	2021	2020
Loss before income taxes:
Domestic	$69,196	$211,447
Foreign	4,581	44,379
Total loss before taxes	$73,777	$255,826

Current taxes:
Federal	$(456)	$(258)
State	8	5
Total current taxes	$(448)	$(253)
A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Year ended December 31
	2021	2020
Federal income tax provision at statutory rate	21.00%	21.00%
State income tax provision, net of federal benefit	(0.01)%	—%
IPR&D Impairment & CSR Remeasurement	—%	(11.42)%
Transaction Costs	—%	(1.07)%
IP Gain	—%	(14.65)%
Change in valuation allowances	(20.27)%	6.16%
Foreign tax rate differential	—%	0.35%
Other	(0.11)%	(0.27)%
Effective income tax rate	0.61%	0.10%
The income tax expense for the years ended December 31, 2021 and 2020 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax expense as a result of nondeductible expenses, changes in state effective tax rates, foreign taxes, tax credits generated, true up of net operating loss carryforwards, and increase in the Company’s valuation allowance. The Company applies the elements of FASB ASC 740-10 regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. Included in Other Liabilities on the Consolidated Balance Sheets, are the total amount of unrecognized tax benefits of approximately $2.8 million and $3.1 million as of December 31, 2021 and 2020, respectively, net of the federal benefit, if recognized, would favorably affect the Company’s future effective tax rate. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision. Tax years beginning in 2017 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.
The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carry forward	$73,259	$55,514
Tax credit carryforwards	7,905	7,387
Share based compensation	3,281	4,903
Accrued expenses and other	1,226	2,325
Total gross deferred tax assets	85,671	70,129
Less - valuation allowance	(85,555)	(69,743)
Total deferred tax assets, net of valuation allowance
Deferred tax liabilities:
Other	(40)	(41)
Right of use assets	(76)	(345)
Total gross deferred tax liabilities	(116)	(386)
Net deferred tax assets	$—	$—
Realization of deferred tax assets is contingent upon sufficient future taxable income during the period that deductible temporary differences and carry forward losses are expected to be available to reduce taxable income. As the achievement of required future taxable income is not likely, the Company recorded a full valuation allowance.
At December 31, 2021 and 2020, the Company recorded valuation allowance against its net deferred tax assets of approximately $85.6 million and $69.7 million, respectively. The change in the valuation allowance during the years ended December 31, 2021 and 2020 was an increase of approximately $15.8 million and a decrease of approximately $1.3 million, respectively. A valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2021, the Company had federal and state pre-tax net operating loss carryforwards of approximately $315.0 million and $105.6 million, respectively.
As of December 31, 2021, research and development credit carryforwards for federal and state purposes are approximately $6.7 million and $1.2 million, respectively. As a result of U.S. tax reform legislation, federal net operating losses generated beginning in 2018 and subsequent years carryforward indefinitely, however, the Company has federal net operating losses that pre-date U.S. tax reform legislation which begin to expire in 2031 and federal credit carryforwards that begin to expire in 2031. State net operating loss carryforwards begin to expire in 2031, and the state credit carryforwards began to expire in 2031. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company may have undergone ownership changes and therefore may be materially limited in the amount of NOL and R&D tax credit available for utilization in the future.
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
The following table summarizes the activity of the Company unrecognized tax benefits (in thousands):

Balance at January 1, 2020	$714
Additions for prior year positions(1)	2,354
Additions for current year positions	273
Reductions related to expiration of statute of limitations	(258)
Balance at December 31, 2020	$3,083
Additions for prior year positions(1)	—
Additions for current year positions	$172
Reductions related to expiration of statute of limitations	$(456)
Balance at December 31, 2021	$2,799
(1) Balance related to research and development tax credit positions acquired through the Merger.
In December 2020, the Company began liquidation proceedings of its Israeli subsidiary, VYNE Pharmaceuticals Ltd., to align with its business strategy. As a result thereof, the Company's intellectual property was assigned to the U.S. parent company and we recognized a $163.0 million taxable gain in 2020 for Israeli income tax purposes. However, the taxable gain was fully offset by net operating loss carryforwards, resulting in no income tax expense to the Company. In addition, there was also no Israeli withholding tax due by the U.S. parent company.
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
The Company has tax assessments that are considered to be final through tax year 2015.

NOTE 17 - SUBSEQUENT EVENTS
Subsequent Events

Sale of Minocycline Franchise

As discussed in Note 1, On January 12, 2022, VYNE entered into a Purchase Agreement with Journey to sell its MST Franchise for $25.0 million of cash consideration which comprises an upfront payment of $20.0 million and an additional $5.0 million on the one-year anniversary of the closing of the transaction. VYNE is also eligible to receive sales milestone payments of up to $450.0 million in the aggregate upon the achievement of specified levels of net sales on a product-by-product basis, beginning with annual net sales exceeding $100.0 million (with products covered in three categories (1) AMZEEQ (and certain modifications), (2) ZILXI (and certain modifications), and (3) FCD105 and other products covered by the patents being transferred, including certain modifications). In addition, VYNE is entitled to receive certain payments from any licensing or sublicensing of the assets by Journey outside of the United States.

The Company anticipates recording an estimated gain from the sale of the MST Franchise in the first quarter of 2022 ranging from $13.5 million to $14.5 million. The Company does not anticipate paying any federal or state income taxes based upon the utilization of net operating losses. The estimated gain is based on net proceeds ranging from $21.3 million to $22.3 million including estimated transaction costs ranging from $2.7 million to $3.7 million. Under the Purchase Agreement, the Company is obligated to indemnify Journey against certain potential liabilities and for breaches of representations, warranties and covenants under the agreement.

Pursuant to the Agreement, Journey assumed certain liabilities of the MST Franchise including, among others, those arising from VYNE’s patent infringement suit initiated against Padagis Israel Pharmaceuticals Ltd (see Note 12). There were no current or long-term liabilities recorded by the Company which were transferred to the Buyer.

The Agreement includes customary representations and warranties, as well as indemnification rights for breaches of representations, warranties, and covenants, as well as certain other matters, subject to customary deductibles, caps, and other limitations.

The criteria for reporting the MST Franchise as held for sale was met after the balance sheet date, and therefore, the assets of the MST Franchise were classified as held and used as of December 31, 2021. The total carrying amounts of the MST assets a were disposed were approximately $7.8 million, as of December 31, 2021. These assets consist primarily of inventory of $7.3 million. No liabilities were transferred.

Financing Activities

Since December 31, 2021, the Company has sold an aggregate of 2,465,500 shares pursuant to the Sales Agreement for gross proceeds of $1.5 million.

In addition, on March 15, 2022, the Company entered into a purchase agreement (the "Equity Purchase Agreement"), with Lincoln Park Capital Fund, LLC ("Lincoln Park") which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park, at the Company's discretion, up to $30.0 million of shares of its common stock over the 36-month term of the Equity Purchase Agreement. Upon execution of the Equity Purchase Agreement, the Company issued 1,667,593 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Equity Purchase Agreement.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of December 31, 2021.  Based on such evaluation, those officers have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on these criteria.
ITEM 9B - OTHER INFORMATION
None.
ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following table sets forth information regarding our executive officers and members of our Board of Directors (the "Board") as of December 31, 2021:

Name	Age	Position(s)
Executive Officers and Employee Director
David Domzalski	55	President, Chief Executive Officer and Director
Tyler Zeronda	36	Chief Financial Officer and Treasurer
Iain Stuart, Ph.D.	49	Chief Scientific Officer
Mutya Harsch	47	Chief Legal Officer, General Counsel and Secretary
Non-Employee Directors*
Sharon Barbari(1)(2)(3)	67	Director
Steven Basta	56	Director
Anthony Bruno(2)(3)	65	Director
Patrick LePore(1)(3)	66	Lead Independent Director
Elisabeth Sandoval(1)(2)	60	Director
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominating and Corporate Governance Committee.
*Mr. Rex Bright served as a non-employee director until his death on January 11, 2022.

Executive Officers

David Domzalski has served as the Company’s President and Chief Executive Officer and as a director since March 9, 2020, the closing date of the Merger (the "Closing Date"). From July 2017 until the Closing Date, Mr. Domzalski served as the Chief Executive Officer of Foamix. He also served as a director of Foamix beginning in January 2018. Mr. Domzalski’s tenure with Foamix began in April 2014 when he served as President of its U.S. subsidiary. Prior to that, Mr. Domzalski was the Vice President of Sales and Marketing at LEO Pharma Inc. from 2009 to 2013. Mr. Domzalski holds a B.A. in economics and political science from Muhlenberg College in Allentown, Pennsylvania. We believe Mr. Domzalski is qualified to serve on our Board given his leadership position with the Company and Foamix, and his extensive experience in operating and leadership roles in the pharmaceutical industry.

Tyler Zeronda was appointed as the Company’s Chief Financial Officer and Treasurer in March 2022 and previously served as Interim Chief Financial Officer and Treasurer since June 2021. Mr. Zeronda previously served as Vice President of Finance of the Company from the Closing Date until his appointment as Interim CFO. Mr. Zeronda joined Foamix in April 2019 and has been responsible for all finance activities related to the commercial operations, financial planning, treasury, risk management and supply chain matters of VYNE. From April 2013 until April 2019, Mr. Zeronda held positions of increasing responsibility in finance at Aerie Pharmaceuticals Inc. (“Aerie”), a Nasdaq listed company, culminating in his role as Director of Finance. While at Aerie, Mr. Zeronda supported the company's IPO and helped lead his department’s growth and transition from that of a pre-IPO, development-stage entity to a fully integrated commercial finance organization supporting the launch of multiple drugs. Prior to joining Aerie, Mr. Zeronda was employed at Ernst & Young, LLP where he focused on assurance services in the healthcare industry. Mr. Zeronda received his Master of Science in accounting from the University of Virginia, holds a Bachelor of Arts in economics and business from Lafayette College and is a licensed CPA.

Iain Stuart, Ph.D. has served as the Company's Chief Scientific Officer since the Closing Date. From January 2019 until the Closing Date, Dr. Stuart served as the Chief Scientific Officer of Foamix. Dr. Stuart previously served as Foamix’s Senior Vice President of Research & Development from August 2017 to January 2019 and as Vice President of Clinical Development from

October 2016 to 2017. Prior to joining Foamix, Dr. Stuart held several positions, including Vice President of Medical Strategy and Scientific Affairs, at LEO Pharma, Inc. from 2008 to 2016. Dr. Stuart holds a Ph.D. from Glasgow Caledonian University in Scotland.

Mutya Harsch has served as the Company’s Chief Legal Officer, General Counsel and Secretary since the Closing Date. From January 2019 until the Closing Date, Ms. Harsch served as the General Counsel and Chief Legal Officer of Foamix. She previously served as Foamix’s General Counsel and Senior Vice President of Legal Affairs from January 2018 to January 2019. In addition, Ms. Harsch has served on the board of directors of Satsuma Pharmaceuticals Inc. since October 2021. Ms. Harsch has over 20 years of legal experience, previously holding positions as Special Counsel, Mergers & Acquisitions at Cooley LLP from 2015 to 2017 and as a corporate lawyer at Davis Polk & Wardwell from 2005 to 2015. Ms. Harsch received her J.D. and B.A. from the University of California at Berkeley.

Non-Employee Directors

Sharon Barbari has served on our Board since the Closing Date and previously served as a director of Foamix from January 2019 until the Closing Date. Ms. Barbari previously served as Chief Financial Officer at Cytokinetics from 2004 to 2017 and as CFO at Gilead Sciences, where she served in senior financial roles from 1998 to 2002. Ms. Barbari also served as CFO and Senior Vice President of Finance and Administration at InterMune, and Vice President of Strategic Planning at Foote, Cone & Belding Healthcare. From 1972 to 1990, Ms. Barbari served in various roles of increasing responsibility at Syntex Corporation/Roche Pharmaceuticals. Ms. Barbari currently serves on the board of directors of Agile Therapeutics and the Association of Bioscience Finance Officers. She previously served on the board of directors of Foamix from January 2019 until the Closing Date, Sonoma Pharmaceuticals and for Phytogen Life Sciences. In 2017, Ms. Barbari was a recipient of the YWCA Silicon Valley Tribute to Women Awards. She received her BS in accounting from San Jose State University. The Board believes that Ms. Barbari’s long career as a senior financial executive and her leadership roles in various biotechnology and pharmaceutical companies provides broad experience and knowledge of the global pharmaceutical business and industry, as well as extensive accounting expertise, to the Board and to the Company.

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

Patrick LePore has served on our Board since September 2020 and was appointed as the lead independent director in February 2021. Mr. LePore previously served as Chairman, Chief Executive Officer and President of Par Pharmaceutical Companies, Inc. from September 2006 until its sale to affiliates of TPG Capital in 2012. He remained as chairman of Par Pharmaceutical through its sale to Endo International in 2015. Mr. LePore began his career with Hoffmann-LaRoche. He later founded Boron, LePore & Associates, a medical communications company, which he took public in 1997 and was eventually sold to Cardinal Health in 2002. Mr. LePore is currently Chairman of the Board of Lannett Co. Inc. He previously served on the boards of Matinas BioPharma, PharMerica and Innoviva, and previously served as a trustee of Villanova University. Mr. LePore earned a bachelor’s degree from Villanova University and a Master of Business Administration from Farleigh Dickinson University. We believe Mr. LePore is qualified to serve on our Board given his extensive experience as a senior level executive and board member for several companies in the pharmaceutical sector.
Elisabeth Sandoval has served as a member of our Board since March 2019. Ms. Sandoval currently serves as a consultant to the pharmaceutical industry. Previously, from 2016 to 2019, she served as the Chief Commercial Officer and Executive Vice President of Corporate Strategy for Alder Biopharmaceuticals, a clinical stage company focused on developing novel therapeutic antibodies for the treatment of migraine. Prior to this, Ms. Sandoval was Chief Commercial Officer for KYTHERA Biopharmaceuticals until KYTHERA’s acquisition by Allergan. Before KYTHERA, Ms. Sandoval served as Vice President of Marketing for Bausch and Lomb Surgical and Vice President of Global Marketing at Allergan with responsibility for the Medical Aesthetics division. She spent 23 years at Allergan in sales and marketing leadership roles in the specialties of dermatology, neurology, and aesthetics. Ms. Sandoval began her career in research and development at Johnson & Johnson’s Ethicon division. Ms. Sandoval serves on the board of directors for Alastin Skincare, Satsuma Pharmaceuticals, Intersect ENT and Procept BioRobotics. She holds an MBA from Pepperdine University and a B.S. in biology from the University of California, Irvine. We believe that Ms. Sandoval is qualified to serve on our Board because of her extensive background working in the dermatology industry and her experience in strategic planning, business transactions, sales operations and executive leadership.

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

Committees of the Board of Directors

The Board has a standing Audit Committee, Compensation Committee and a Nominating and Corporate Governance Committee. The Board may establish other committees to facilitate the management of our business. The current composition and functions of each committee are described below.

Name	Audit	Compensation	Nominating and Corporate Governance
David Domzalski	—	—	—
Sharon Barbari	X(1)	X	X
Steven Basta	—	—	—
Anthony Bruno	—	X	X(1)
Patrick LePore	X	—	X
Elisabeth Sandoval	X	X(1)	—
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

The current members of our Audit Committee are Mses. Barbari and Sandoval and Mr. LePore, with Ms. Barbari serving as chairperson of the committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Ms. Barbari is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Under the rules of the SEC, members of the Audit Committee must also meet heightened independence standards. Our Board has determined that Mses. Barbari and Sandoval and Mr. LePore are independent under the applicable rules of the SEC and Nasdaq.

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

The current members of our Compensation Committee are Mr. Bruno and Mses. Barbari and Sandoval, with Ms. Sandoval serving as the chairperson of the committee. Our Board has determined that each of Mr. Bruno and Mses. Barbari and Sandoval is independent under the applicable rules and regulations of Nasdaq and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

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

Currently, our Nominating and Corporate Governance Committee and Board evaluate each individual in the context of the Board as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these areas. The Nominating and Corporate Governance Committee will consider individuals who are properly proposed by stockholders to serve on the Board in accordance with laws and regulations established by the SEC and the Nasdaq listing requirements, our bylaws and applicable corporate law, and make recommendations to the Board regarding such individuals based on the established criteria for members of our Board. The Nominating and Corporate Governance Committee may consider in the future whether we should adopt a more formal policy regarding stockholder nominations.

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

Our NEOs for the year ended December 31, 2021 were:

•David Domzalski, President and Chief Executive Officer;
•Mutya Harsch, Chief Legal Officer, General Counsel and Secretary; and
•Iain Stuart, Chief Scientific Officer.

Summary Compensation Table

The following table sets forth the compensation information for our NEOs for the years ended December 31, 2021 and 2020. Dr. Stuart was not a named executive officer for the year ended December 31, 2020 and therefore compensation information for that period has been omitted. Mr. Domzalski and Ms. Harsch were executives of Foamix prior to the Merger and were appointed as executives of the Company as of the Closing Date. Accordingly, compensation presented for 2020 reflects only compensation paid by the Company from the Closing Date through December 31, 2020. It does not reflect compensation received by such person prior to the Closing Date which was paid by Foamix.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total Compensation ($)
David Domzalski	2021	637,560	242,910	1,818,861	2,141,994	11,600	4,852,925
President and Chief Executive Officer	2020	500,500*	277,200	1,326,000	756,908	11,400	2,872,008
Mutya Harsch	2021	405,936	142,007	345,587	406,976	11,600	1,312,106
Chief Legal Officer, General Counsel and Secretary	2020	318,669*	117,662	292,500	166,965	11,400	907,196
Iain Stuart	2021	405,576	117,620	345,587	406,976	11,600	1,287,359
Chief Scientific Officer
*For Mr. Domzalski and Ms. Harsch, the amounts shown for 2020 reflect base salary that was paid by the Company from the March 9, 2020 (the closing date of the Merger) through December 31, 2020. It does not reflect base salary that was paid by Foamix from January 1, 2020 through March 9, 2020 as such amounts were not paid by the Company. The base salary received by Mr. Domzalski and Ms. Harsch for the full year ended December 31, 2020, including salary paid by Foamix, was $616,000 and $392,208, respectively.

1.See "—Retention Awards" for additional discussion regarding retention awards issued in September 2021. Represents the grant date fair value of the restricted stock units and stock options granted by the Company to our named executive officers during 2021 and 2020 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value are set forth in Note 15 to the financial statements included in this report.
2.Reflects employer contributions to each individual's 401(k) plan.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth all outstanding equity awards held by each of the named executive officers as of December 31, 2021.

		Option Awards(1)				Share Awards(1)
Name	Vesting Commencement Date (2)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested (3)($)
David Domzalski	6/9/2014	8,440	—	17.76	6/9/2024	—	—
	11/10/2015	106,600	—	15.88	11/10/2025	—	—
	3/1/2016	27,009	—	13.44	3/1/2026	—	—
	2/21/2017	32,126	—	22.72	2/21/2027	—	—
	8/8/2017	147,523	—	12.8	8/8/2027	—	—
	5/8/2018	29,622	1,972	11.28	5/8/2028	659	672
	1/1/2019	52,920	24,052	8.4	1/1/2029	10,306	10,512
	2/24/2020	47,450	60,996	8.96	2/24/2030	26,140	26,663
	5/6/2020	63,750	106,249	7.8	5/6/2030	106,250	108,375
	2/22/2021	—	358,750	8.33	2/22/2031	153,750	156,825
	9/2/2021(4)	—	320,313	1.68	9/2/2031	320,312	326,718

Mutya Harsch	2/27/2018	21,101	1,406	14.12	2/27/2028	705	719
	1/1/2019	21,759	9,885	8.4	1/1/2029	4,234	4,318
	2/24/2020	18,979	24,399	8.96	2/24/2030	10,456	10,665
	5/6/2020	14,063	23,436	7.8	5/6/2030	23,436	23,904
	2/22/2021	—	68,162	8.33	2/22/2031	29,213	29,797
	9/2/2021(4)	—	60,860	1.68	9/2/2031	60,859	62,076

Iain Stuart	11/15/2016	18,006	—	19.00	11/15/2026	—	—
	8/8/2017	5,851	—	12.00	8/8/2027	—	—
	2/27/2018	12,661	843	14.12	2/27/2028	281	287
	1/01/2019	23,521	10,689	8.40	1/1/2029	4,577	4,669
	2/24/2020	18,979	24,399	8.96	2/24/2030	10,456	10,665
	5/06/2020	10,548	17,577	7.80	5/6/2030	17,577	17,929
	2/22/2021	—	68,162	8.33	2/22/2031	29,213	29,797
	9/2/2021(4)	—	60,860	1.68	9/2/2031	60,859	62,076

1.On April 3, 2020, the equity awards issued to Mr. Domzalski and Ms. Harsch prior to the Closing Date in respect of services rendered as executives of Foamix were proportionately adjusted to reflect the final exchange ratio in the Merger, following the conversion of the contingent stock rights. Accordingly, the number of shares underlying the Foamix options and restricted stock units that were assumed by the Company in the Merger were multiplied by 1.8006, and the exercise price for each Foamix option was divided by 1.8006.
2.Except as set forth in footnote 4 below, these equity awards vest over a four year period, with 25% vesting on the first anniversary of the last day of the quarter in which the grant was made, and 6.25% every quarter thereafter.
3.The market value is based on the closing price of our common stock on December 31, 2021.
4.Awards granted pursuant to the Company's retention initiatives in September 2021. See "—Retention Awards" for additional details, including vesting terms.

Retention Awards

In August 2021, the Company announced that it would be divesting its commercial business and transitioning to a biotech strategy focused on drug development. In connection with such decision, on September 2, 2021, the Compensation Committee approved the grant of an aggregate of 1,204,909 shares subject to restricted stock unit and stock option awards to all continuing employees of the Company, including members of management. The awards were issued in accordance with the terms and conditions of the Company’s 2019 Equity Incentive Plan and the 2018 Omnibus Incentive Plan and the underlying award agreements. The Compensation Committee determined such grants were appropriate to address the need to adequately retain the Company’s employees through this period of strategic change and incentivize employees to effectively execute the Company’s new strategic operating plan and closely align the interests of employees with the Company’s stockholders over the long term.

Mr. Domzalski was awarded 320,312 restricted stock unit awards and employee stock options to purchase 320,313 shares. Dr. Stuart and Ms. Harsch were each awarded 60,859 restricted stock unit awards and employee stock options to purchase 60,860 shares. All of the shares subject to restricted stock unit awards will vest on September 30, 2023, and 50% of the shares subject to stock option awards will vest on September 30, 2022, with the remaining 50% of the shares vesting thereafter in equal, quarterly installments through September 30, 2023, in each case, subject to the recipient’s continued service to the Company through the vesting date. The exercise price for each stock option granted is $1.68 per share, which represents the closing price for the Company’s common stock on the date of grant.

Compensation Arrangements with Named Executive Officers

We have entered into agreements with each of our named executive officers in connection with his or her employment with us. These agreements set forth the terms and conditions of employment of each NEO, including base salary, target bonus and standard employee benefit plan participation. Our Board or the Compensation Committee reviews each NEO’s base salary and other compensation from time to time to ensure compensation adequately reflects the NEO’s qualifications, experience, role and responsibilities. The following summaries of the compensation arrangements do not purport to be complete and are qualified in their entirety by reference to each agreement.

David Domzalski, President and Chief Executive Officer

The terms of Mr. Domzalski’s employment are governed by his Offer Letter, dated as of March 25, 2020. Under his Offer Letter, Mr. Domzalski’s annualized base salary for 2020 was $616,000, which was increased to $637,560 in February 2021 by the Compensation Committee. Mr. Domzalski's salary will remain the same for 2022. Mr. Domzalski is also eligible to receive an annual cash target bonus of 60% of his base salary, up to the maximum bonus opportunity allowable under the applicable annual bonus plan or program in effect from time to time (such maximum bonus opportunity currently being 200% of the target bonus), subject to the achievement of Company performance criteria determined by the Board or the Compensation Committee. For 2021, Mr. Domzalski's eligibility to receive his target bonus was subject to the following key performance criteria, which were modified in September 2021 following the announcement by the Company that it was divesting its commercial business: (i) the divestiture of the commercial business, (ii) the achievement of certain pipeline objectives, including obtaining Phase 2a trial results for FMX114 and the initiation of certain preclinical activities with respect to VYN201, as well as establishing a Scientific Advisory Board, (iii) expanding the Company's development objectives and executing a license agreement with In4Derm with respect to a selective BET inhibitor, and (iv) the achievement of certain financial objectives, including managing operations within the Board-approved operating plan (collectively, the "2021 Performance Assessment"). Based on the 2021 Performance Assessment, the Compensation Committee approved a cash bonus for Mr. Domzalski in the amount of $242,910, representing 63% of his target bonus for 2021.

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

Mutya Harsch, Chief Legal Officer, General Counsel and Secretary

The terms of Ms. Harsch’s employment are governed by her Offer Letter, dated as of April 7, 2021. Ms. Harsch’s annualized base salary for 2020 was $392,208, which was increased to $405,935 in February 2021 by the Compensation Committee. Ms. Harsch's salary will be increased by 4% for 2022. In March, Ms. Harsch is also eligible to receive an annual target bonus of 40% of her annual base salary. Her eligibility for such annual target bonus, and the amount of such annual target bonus, will be subject to her achievement of performance targets and milestone criteria, as determined by the Chief Executive Officer, in accordance with our current general bonus plan. Based on the 2021 Performance Assessment, the Compensation Committee approved a cash bonus for Ms. Harsch in the amount of $142,007, representing 87% of her target bonus for 2021.

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

Iain Stuart, Chief Scientific Officer

The terms of Dr. Stuart’s employment are governed by his Offer Letter, dated as of March 7, 2022. Dr. Stuart's base salary for 2021 was $405,576. Dr. Stuart's salary will be increased by 4% for 2022. Dr. Stuart is also eligible to receive an annual target bonus of 40% of his annual base salary. His eligibility for such annual target bonus, and the amount of such annual target bonus, will be subject to his achievement of performance targets and milestone criteria, as determined by the Chief Executive Officer, in accordance with our current general bonus plan. Based on the 2021 Performance Assessment, the Compensation Committee approved a cash bonus for Dr. Stuart in the amount of $117,620, representing 72% of his target bonus for 2021.

In the event of a termination of his employment without Cause (as defined in the 2019 Equity Incentive Plan), subject to Dr. Stuart’s execution of a release of claims, Dr. Stuart will receive (i) a lump sum severance payment equal to 75% of his base salary then in effect and (ii) continued healthcare plan coverage at active employee rates for nine (9) months following the date of termination, provided that the Company’s obligation under clause (ii) shall terminate on the earlier of (x) the date on which he enrolls in a group health plan offered by another employer and (y) the date on which he is no longer eligible for continuation coverage under COBRA.

In addition, if Dr. Stuart's employment is terminated by the Company without Cause or he terminates her employment with Good Reason within the twelve month period after a Change of Control (as defined in the 2019 Equity Incentive Plan), he will be entitled to receive a change of control payment equal to (i) one times (1.0x) the sum of his then current base salary plus his target bonus, (ii) his pro rata target bonus for the year of termination, and (iii) continued healthcare plan coverage at active employee rates for twelve (12) months following the date of termination, provided that the Company’s obligation under clause (iii) shall terminate on the earlier of (x) the date on which he enrolls in a group health plan offered by another employer and (y) the date on which he is no longer eligible for continuation coverage under COBRA. In addition, in the event of such a termination, all of Dr. Stuart's unvested stock options and restricted stock units will become fully vested.

For purposes of Dr. Stuart’s Offer Letter, “Good Reason” means: (i) a material reduction in base salary; (ii) a material reduction in target annual bonus opportunity; (iii) a relocation of principal place of employment by more than twenty-five (25) miles provided that such relocation increases the daily commute; or (iv) an adverse change in position, including title, reporting relationship(s), authority, duties or responsibilities; all of the above without consent.

Dr. Stuart’s Offer Letter also contains customary confidentiality, non-competition and non-solicitation covenants.

Terms and Conditions of 401(k) Plan

We maintain a tax‑qualified retirement plan that provides eligible U.S. employees, including our NEOs, with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation subject to applicable annual Internal Revenue Code (the “Code”) limits. Employees’ pre‑tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax‑qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

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

Initial Equity Grants. In February 2021, our Compensation Committee approved an adjustment to our director compensation program to increase the equity awards for director compensation such that each non-employee director who joins the Board will receive, upon appointment, options to purchase 41,000 shares of our common stock, representing two times (2x) the annual grant described below. The options will vest and become exercisable as to 1/3rd of the shares on each anniversary of the date of grant, subject to the director's continued service to the Company through each applicable vesting date.

Annual Retainers. Each of our non-employee directors receives an annual cash retainer of $40,000, payable quarterly. During 2020, each non-employee director who had served as a director on our Board or on the Board of Foamix for at least six months received an annual retainer for service in such capacity, consisting of options to purchase common stock, which vest quarterly over one year. In February 2021, our Compensation Committee approved an adjustment to our director compensation program such that each non-executive director who has served as a director on our Board for at least six months will be granted options to purchase 20,500 shares of our common stock on the date of our annual meeting of stockholders. The options vest over a 12 month period in equal, monthly installments. In addition to the annual cash retainer set forth above, each of our non-employee directors receive fees for their service as a member or chair of a committee of our Board as set forth in the table below:

	2020		2021
Additional annual retainer fees for service as a member or chair of the following committees (with chair fees inclusive of fees for service as a member)	Member	Chair	Member	Chair
Audit Committee	$8,000	$16,000	$10,000	$20,000
Compensation Committee	$6,000	$12,000	$7,500	$15,000
Nominating and Corporate Governance Committee	$4,000	$8,000	$5,000	$10,000

In addition, if a non-employee director is appointed to serve in a leadership position on the Board, he or she will be entitled to receive additional annual cash compensation of $40,000 for a non-employee chair or $25,000 for a lead independent director. In February 2021, Mr. LePore was appointed to serve as the Company’s lead independent director and received an additional annual cash retainer of $25,000 for his service.

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

Director Compensation Table
The following table sets forth information for the fiscal year ended December 31, 2021 regarding the compensation awarded to, earned by or paid to our non‑executive directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total Compensation ($)
Sharon Barbari	$72,500	34,645	107,145
Steven Basta	$40,000	34,645	74,645
Rex Bright	$65,000	34,645	99,645
Anthony Bruno	$57,500	34,645	92,145
Patrick LePore	$70,000	34,645	104,645
Elisabeth Sandoval	$57,500	34,645	92,145

(1) Represent the grant date fair value of the stock options granted by the Company to our directors during 2021 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value are set forth in Note 15 to the financial statements included in this report.

As of December 31, 2021, our non-employee directors held the following equity awards:

Name	Shares Underlying Outstanding Options	Shares Underlying Outstanding RSUs
Sharon Barbari	40,867	—
Steven Basta	236,700	—
Rex Bright(1)	109,880	—
Anthony Bruno	37,375	—
Patrick LePore	31,750	—
Elisabeth Sandoval	48,624	—
1.Served on the Board until his death on January 11, 2022.
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth information relating to the beneficial ownership of our common stock as of February 17, 2022, by:
•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
•each of our directors;

•each of our named executive officers; and
•all of our current directors and executive officers as a group.
The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after February 17, 2022 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.
The percentage of shares beneficially owned is computed on the basis of 53,547,476 shares of our common stock outstanding as of February 17, 2022. Shares of our common stock that a person has the right to acquire within 60 days after February 17, 2022 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o VYNE Therapeutics Inc., 520 U.S. Highway 22, Suite 204, Bridgewater, NJ 08807.

Name of Beneficial Owner	Number of Shares Owned and Nature of Beneficial Ownership	Percent of Class
5% and Greater Stockholders:
—	—	—%
Named Executive Officers and Directors:
David Domzalski(1)	827,200	1.5%
Mutya Harsch(2)	148,048	*
Iain Stuart(3)	156,390	*
Steven Basta(4)	360,247	*
Sharon Barbari(5)	49,033	*
Anthony Bruno(6)	60,554	*
Patrick LePore(7)	79,916	*
Elisabeth Sandoval(8)	38,040	*
All current directors and executive officers as a group (9 persons)(9)	1,753,924	3.2%
* Indicates beneficial ownership of less than 1% of the total outstanding common stock.
(1)Includes 143,207 shares of common stock and 683,993 shares of common stock underlying options and restricted stock units that have vested or will vest within 60 days of February 17, 2022.
(2)Includes 34,303 shares of common stock and 113,745 shares of common stock underlying options and restricted stock units that have vested or will vest within 60 days of February 17, 2022.
(3)Includes 30,910 shares of common stock and 125,480 shares of common stock underlying options and restricted stock units that have vested or will vest within 60 days of February 17, 2022.
(4)Consists of (i) 51,180 shares of common stock, (ii) 64,821 shares of common stock held by The Shelter Trust under the Basta Revocable Trust (the “Shelter Trust”), (iii) 18,130 shares of common stock held by the Basta Revocable Trust dated August 4, 2017 (the “Basta Trust”), and (iv) 226,116 shares of common stock underlying options that have vested or will vest within 60 days of February 17, 2022. As the trustee of each of the Shelter Trust and the Basta Trust, Mr. Basta has voting and investment power over the shares of common stock held by each of the Shelter Trust and the Basta Trust.
(5)Includes 18,750 shares of common stock and 30,283 shares of common stock underlying options that have vested or will vest within 60 days of February 17, 2022.
(6)Includes 33,763 shares of common stock and 26,791 shares of common stock underlying options that have vested or will vest within 60 days of February 17, 2022.
(7)Includes 62,500 shares of common stock and 17,416 shares of common stock underlying options that have vested or will vest within 60 days of February 17, 2022.

(8)Includes 38,040 shares of common stock underlying options that have vested or will vest within 60 days of February 17, 2022.
(9)Includes 1,284,873 shares of common stock underlying options or restricted stock units that have vested or will vest within 60 days of February 17, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table contains information about our equity compensation plans as of December 31, 2021. As of December 31, 2021, we had three equity compensation plans, our 2018 Omnibus Incentive Plan, our 2019 Equity Incentive Plan and our 2019 Employee Share Purchase Plan.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and vesting of RSUs	Weighted-average exercise price of outstanding options, warrants and rights and weighted-average grant date price of RSUs	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders (1)(2)	5,801,517	$7.90	3,359,552
Equity compensation plans not approved by security holders	—	$—	—
Total	5,801,517	$7.90	3,359,552
(1)Includes the 2018 Omnibus Incentive Plan, the 2019 Equity Incentive Plan and the 2019 Employee Share Purchase Plan (the “2019 ESPP”).
(2)The 2018 Omnibus Incentive Plan contains an “evergreen” provision pursuant to which the number of shares of common stock reserved for issuance or transfer pursuant to awards under the plan shall be increased on January 1st of each year by a number equal to the least of (x) 750,000 shares, (y) four percent of the number of shares outstanding as of the last day of the immediately preceding calendar year, or (z) a lesser number of shares determined by the plan administrator.
(3)Includes 147,550 shares under the 2018 Omnibus Incentive Plan, 979,795 shares under the 2019 Equity Incentive Plan and 2,232,207 shares available under the 2019 ESPP. An additional 750,000 shares were added to the 2018 Omnibus Incentive Plan pursuant to the evergreen provision contained therein, effective as of January 1, 2022.
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

Our Board has adopted a written related person transaction policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including without limitation purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee considers all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction.

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

Credit Agreement

The Company was a party to the Amended and Restated Credit Agreement and Guaranty (the “Credit Agreement”), dated as of March 9, 2020, by and among the Company and its subsidiaries, the lenders party thereto and Perceptive Credit Holdings II, LP (“Perceptive”), as administrative agent for the lenders. As of August 11, 2021, the date of the prepayment of the total amount outstanding under the Credit Agreement, affiliates of Perceptive were holders of more than 5% of the Company's outstanding common stock. In connection with the prepayment of the Company's indebtedness, Perceptive received $18.3 million, representing their portion of the principal amount, interest and prepayment premium. In addition, for the year ended December 31, 2020, the Company paid approximately $3.9 million in interest payments to the lenders under the Credit Agreement, including approximately $2.0 million to Perceptive. Perceptive received an additional $1.1 million in interest payments from January 1, 2021 through July 2021.

Director and Executive Officer Compensation

Please see “Director Compensation” and “Executive Compensation” for information regarding the compensation of our directors and executive officers.

Employment Agreements

We have entered into employment agreements with our executive officers. For more information regarding these agreements, see "Item 11. Executive Compensation."

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to, among other things, indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. We have obtained an insurance policy that insures our directors and officers against certain liabilities, including liabilities arising under applicable securities laws.

Independence of Board of Directors and its Committees

Under Nasdaq listing standards, independent directors must comprise a majority of a listed company’s board of directors within a specified period of the closing of our initial public offering. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. We currently satisfy the audit committee independence requirements of Rule 10A-3. Additionally, compensation committee members must not have a relationship with us that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.

Our Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that each of our directors, except for Messrs. Basta and Domzalski, are an “independent director” as defined under the applicable rules and regulations of the SEC, and the listing requirements and rules of Nasdaq. In addition, the Board determined that Mr. Bright, who served as a director until his death on January 11, 2022, was independent.
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP served as our principal independent registered public accounting firm for the years ended December 31, 2021 and 2020.
The following table provides information regarding fees paid by us to PwC for all services, for the years ended December 31, 2021 and 2020:

	Fiscal year ended December 31,
	2021	2020
	(in thousands of U.S. dollars)
Audit fees(1)	$1,050	$1,019
Audit-related fees	—	5
Tax fees(2)	—	—
All other fees	4	5
Total Fees	$1,054	$1,029
______________________________
(1) Includes professional services rendered in connection with the audit of our annual financial statements, the review of our interim financial statements and fees for registration statements and comfort letters.
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
3.Exhibits. See Item 15(b) below.
(b)Exhibits

		Incorporation by Reference
Exhibit Number	Description Of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated as of November 10, 2019, by and among Foamix Pharmaceuticals Ltd., Menlo Therapeutics Inc. and Giants Merger Subsidiary Ltd.	8-K	001-38356	2.1	November 12, 2019
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 4, 2019, by and among Foamix Pharmaceuticals Ltd., Menlo Therapeutics Inc. and Giants Merger Subsidiary Ltd.	8-K	001-38356	2.1	December 4, 2019
2.3*	Asset Purchase Agreement, dated as of January 12, 2022, by and between VYNE Therapeutics Inc. and Journey Medical Corporation.	8-K	001-38356	2.1	January 13, 2022
3.1	Amended and Restated Certificate of Incorporation					X
3.2	Amended and Restated Bylaws	8-K	001-38356	3.2	September 8, 2020
4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934					X
4.2	Second Amended and Restated Warrant, by and among Menlo Therapeutics Inc. and Perceptive Credit Holdings II, LP.	10-Q	001-38356	4.1	May 11, 2020
4.3	Second Amended and Restated Warrant, by and among Menlo Therapeutics Inc. and Orbimed Royalty & Credit Opportunities III, LP.	10-Q	001-38356	4.2	May 11, 2020
10.1†	License Agreement (Topical), dated as of August 9, 2021, by and between In4Derm Limited and VYNE Therapeutics Inc.	10-Q	001-38356	10.1	November, 10, 2021

10.2†	Evaluation and Option Agreement, dated as of April 30, 2021, by and between In4Derm Limited and VYNE Therapeutics Inc.	10-Q	001-38356	10.2	November, 10, 2021
10.3	Controlled Equity Offering Sales AgreementSM, dated August 12, 2021, by and between VYNE Therapeutics Inc. and Cantor Fitzgerald & Co.	8-K	001-38356	1.1	August 12, 2021
10.4#	2009 Israeli Share Option Plan.	F-1/A	001-36621	10.1	September 3, 2014
10.5(a)#	2011 Stock Incentive Plan, as amended.	S-1	001-38356	10.4(a)	December 28, 2017
10.5(b)#	Amendment to 2011 Stock Incentive Plan.	S-1	001-38356	10.4(b)	December 28, 2017
10.5(c)#	Form of Stock Option Agreement under 2011 Stock Incentive Plan.	S-1	001-38356	10.4(c)	December 28, 2017
10.5(d)#	Form of Immediately Exercisable Stock Option Agreement under 2011 Stock Incentive Plan.	S-1	001-38356	10.4(d)	December 28, 2017
10.6#	2015 Israeli Share Incentive Plan.	F-3	001-36621	10.2	October 21, 2015
10.7(a)#	2018 Omnibus Incentive Plan.	S-1/A	001-38356	10.5(a)	January 12, 2018
10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan.	S-1/A	001-38356	10.5(b)	January 12, 2018
10.7(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-K	001-38356	10.11(c)	March 4, 2021
10.8(a)#	2019 Equity Incentive Plan.	10-Q	001-38356	10.5	May 11, 2020
10.8(b)#	Form of Share Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan for U.S. and Israeli Employees.	10-Q	001-38356	10.8	May 11, 2020
10.8(c)#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the 2019 Equity Incentive Plan for U.S. and Israeli Employees.	10-Q	001-38356	10.9	May 11, 2020
10.9#	2019 Employee Share Purchase Plan.	10-Q	001-38356	10.10	May 11, 2020
10.10#	Offer Letter, dated as of March 25, 2020, by and between VYNE Pharmaceuticals Inc. and David Domzalski	10-Q	001-38356	10.13	May 11, 2020
10.11#	Offer Letter, dated as of April 7, 2021, by and between VYNE Pharmaceuticals Inc. and Mutya Harsch.	10-Q	001-38356	10.2	May 6, 2021
10.12#	Offer Letter, dated as of March 7, 2022, by and between VYNE Pharmaceuticals Inc. and Iain Stuart.					X
10.13#	Offer Letter, dated as of March 15, 2022, by and between VYNE Pharmaceuticals Inc. and Tyler Zeronda					X

21.1	List of Subsidiaries of VYNE Therapeutics Inc.	X
23.1	Consent of independent registered public accounting firm.	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X
101.LAB	XBRL Taxonomy Extension Label Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data Filed (embedded within the XBRL document)
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
Dated: March 17, 2022

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski
Chief Executive Officer
KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Domzalski and Tyler Zeronda, and each of them, his or her attorney-in-fact and agent, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her or their substitute or substitutes, may do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ David Domzalski	Director and Chief Executive Officer (Principal Executive Officer)	March 17, 2022
David Domzalski

/s/ Tyler Zeronda	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2022
Tyler Zeronda

/s/ Sharon Barbari	Director	March 17, 2022
Sharon Barbari

/s/ Steven Basta	Director	March 17, 2022
Steven Basta

/s/ Anthony Bruno	Director	March 17, 2022
Anthony Bruno

/s/ Patrick LePore	Director	March 17, 2022
Patrick LePore

/s/ Elisabeth Sandoval	Director	March 17, 2022
Elisabeth Sandoval