Form 10-Q
period 2022-03-31
VYNE Therapeutics Inc.
filed 2022-05-12
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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
Yes  ☐ No  ☒
As of May 5, 2022, there were 57,908,489 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

We own or have rights to various copyrights, trademarks, and trade names used in our business in the United States and/or other countries. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

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
•our ability to create or in-license intellectual property and the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and programs, including the projected terms of patent protection;
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
•our expectations regarding licensing, business transactions and strategic operations; and
•our future financial performance and liquidity
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	March 31	December 31
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$50,495	$42,250
Restricted cash	605	605
Trade receivables, net of allowances	535	7,583
Amount due from sale of MST Franchise	5,000	—
Prepaid expenses and other assets	3,895	4,565
Operating lease right of use assets	124	338
Discontinued operations - current assets	—	7,845
Total Current Assets	60,654	63,186
Property and equipment, net	310	354
Non-current prepaid expenses and other assets	3,355	3,506
Total Assets	$64,319	$67,046

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables	$3,612	$6,510
Accrued expenses	3,312	8,593
Employee related obligations	1,331	2,752
Liability for employee severance benefits	216	206
Operating lease liabilities	117	349
Total Liabilities	8,588	18,410
Commitments and Contingencies (Note 7)
Stockholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized at March 31, 2022 and December 31, 2021; 57,908,489 and 53,577,744 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	690,580	688,156
Accumulated deficit	(634,855)	(639,525)
Total Stockholders' Equity	55,731	48,636
Total Liabilities and Stockholders’ Equity	$64,319	$67,046
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31
	2022	2021
Revenues
Royalty revenues	$178	$230
Total Revenues	178	230

Operating expenses:
Research and development	4,452	4,255
Selling, general and administrative	4,417	5,732
Total operating expenses	8,869	9,987
Operating loss	(8,691)	(9,757)
Interest expense	—	(1,062)
Other expense	(3)	(57)
Loss from continuing operations before income taxes	(8,694)	(10,876)
Income tax expense	—	—
Loss from continuing operations	$(8,694)	$(10,876)
Income (loss) from discontinued operations, net of income taxes	13,364	(9,674)
Net income (loss)	$4,670	$(20,550)

Loss per share from continuing operations, basic and diluted	$(0.16)	$(0.22)
Income (loss) per share from discontinued operations, basic and diluted	$0.24	$(0.20)
Income (loss) per share basic and diluted	$0.08	$(0.42)

Weighted average shares outstanding - basic and diluted	55,386	48,868
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Number of Shares	Amounts	Amounts
BALANCE AT JANUARY 1, 2021	43,205,221	$4	$603,685	$(566,196)	$37,493
CHANGES DURING THE PERIOD:
Net loss	—	—	—	(20,550)	(20,550)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	129,102	—	388	—	388
Stock-based compensation	—	—	2,442	—	2,442
Issuance of common stock, net of $3,991 in issuance costs	8,052,273	1	73,127	—	73,128
BALANCE AT MARCH 31, 2021	51,386,596	$5	$679,642	$(586,746)	$92,901

BALANCE AT JANUARY 1, 2022	53,577,744	$5	$688,156	$(639,525)	$48,636
CHANGES DURING THE PERIOD:
Net income	—	—	—	4,670	4,670
Vesting of restricted stock units, net of withholding tax	75,297	—	(25)	—	(25)
Stock-based compensation	—	—	893	—	893
Issuance of commitment shares in March 2022	1,667,593	—	—	—	—
Issuance of common stock, net of $48 in issuance costs	2,587,855	1	1,556	—	1,557
BALANCE AT MARCH 31, 2022	57,908,489	$6	$690,580	$(634,855)	$55,731
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Three months ended March 31
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	4,670	(20,550)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	44	27
Changes in accrued liability for employee severance benefits, net of retirement fund profit	10	(108)
Stock-based compensation	893	2,442
Non-cash finance income, net	—	(66)
Gain on the disposition of the MST Franchise	(13,005)	—
Changes in operating assets and liabilities:
Decrease in trade receivables	7,048	5,064
Decrease (increase) in inventory	97	(688)
Decrease in prepaid expenses and other assets and operating lease right of use asset	100	719
Decrease in other non-current assets	—	404
(Decrease) increase in trade payables, accrued expenses and liability for employee related obligations	(9,600)	205
Decrease in operating lease liabilities	(232)	—
Net cash used in operating activities	(9,975)	(12,551)
Cash Flows From Investing Activities:
Net proceeds from the sale of the MST Franchise	16,688	—
Net cash provided by investing activities	16,688	—
Cash Flows From Financing Activities:
Proceeds related to issuance of common shares through offerings, net of issuance costs	1,557	73,127
(Payments) proceeds related to issuance of stock for stock-based compensation arrangements, net	(25)	376
Net cash provided by financing activities	1,532	73,503
Increase in cash, cash equivalents and restricted cash	8,245	60,952
Effect of exchange rate on cash, cash equivalents and restricted cash	—	1
Cash, cash equivalents and restricted cash at beginning of the period	42,855	58,418
Cash, cash equivalents and restricted cash at end of the period	$51,100	$119,371
Cash and cash equivalents	$50,495	$118,516
Restricted cash	605	855
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$51,100	$119,371

Supplemental disclosure of cash flow information:
Amount due from sale of MST Franchise	$5,000	$—
Interest paid	$—	$963

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE Therapeutics Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

VYNE Therapeutics Inc. ("VYNE" or the "Company") is a biopharmaceutical company focused on developing proprietary, innovative and differentiated therapies for the treatment of immuno-inflammatory conditions. The Company's most advanced product candidate, FMX114, which is in a Phase 2a clinical trial, is being evaluated for the potential treatment of mild-to-moderate atopic dermatitis ("AD"). The Company is also in the preclinical stages of developing products containing bromodomain and extra-terminal domain ("BET") inhibitor compounds. The Company's initial BET inhibitor candidate in development is VYN201, a locally administered pan-BET inhibitor, which the Company is exploring in various immuno-inflammatory diseases, including skin diseases. In addition, the Company continues to explore opportunistic transactions that may enhance its pipeline portfolio, as well as support its current operations and fund its future growth. The Company is a Delaware corporation, has its principal executive offices in Bridgewater, New Jersey and operates as one business segment.

Strategic Business Review and Sale of the MST Franchise

Beginning in the second quarter of 2021, the Company conducted a review of its commercial and research and development portfolio to determine how to optimally deploy capital and drive shareholder value. During the course of this review, the Company carefully considered the revenues received from the commercialization of AMZEEQ and ZILXI and the associated costs to drive those revenues, the protracted negative impact of the COVID-19 pandemic during the commercial launches of both AMZEEQ and ZILXI, the payor landscape, as well as the costs to develop each of its pipeline products. During this process, the Company evaluated several strategic options including the acquisition of marketed assets, out-licensing its approved products outside of the United States, and possible partnering or co-development relationships with interested parties. Following its review, the Company determined to initiate a process to explore a possible sale or license of its topical minocycline franchise, including AMZEEQ, ZILXI, FCD105 (the Company’s former Phase 3 proprietary novel topical combination foam formulation of minocycline and adapalene for the treatment of moderate-to-severe acne vulgaris) and the underlying Molecule Stabilizing Technology ("MST") platform.

On January 12, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Journey Medical Corporation (”Journey”) pursuant to which the Company sold its Molecule Stabilizing Technology franchise, including AMZEEQ, ZILXI, and FCD105 (the “MST Franchise”), to Journey. The assets include certain contracts, including the license agreement with Cutia Therapeutics (HK) Limited, inventory and intellectual property related to the MST Franchise (together, the “Assets”). Pursuant to the Purchase Agreement, Journey assumed certain liabilities of the MST Franchise including, among others, those arising from the Company's patent infringement suit initiated against Padagis Israel Pharmaceuticals Ltd. There were no current or long-term liabilities recorded by the Company which were transferred to Journey.

Pursuant to the Purchase Agreement, the Company received an upfront payment of $20.0 million and will receive an additional $5.0 million on the one-year anniversary of the closing of the transaction. The Company is also eligible to receive sales milestone payments of up to $450.0 million in the aggregate upon the achievement of specified levels of net sales on a product-by-product basis, beginning with annual net sales exceeding $100.0 million (with products covered in three categories (1) AMZEEQ (and certain modifications), (2) ZILXI (and certain modifications), and (3) FCD105 and other products covered by the patents being transferred, including certain modifications). In addition, the Company is entitled to receive certain payments from any licensing or sublicensing of the assets by Journey outside of the United States. See "Note 3 - Discontinued Operations" for additional discussion of the disposition.

In addition, on August 12, 2021, the Company announced a transaction with In4Derm Limited, a company incorporated and registered in Scotland (“In4Derm”). In4Derm is a spin-out of the University of Dundee’s School of Life Sciences which has discovered and is developing proprietary BET inhibitors for the treatment of immunology and oncology conditions. On April 30, 2021, the parties entered into an Evaluation and Option Agreement (the “Option Agreement”) pursuant to which In4Derm granted the Company an exclusive option to obtain exclusive worldwide rights to research, develop and commercialize products containing In4Derm’s BET inhibitor compounds, which are new chemical entities for treatments in all fields for any disease, disorder or condition in humans. On August 6, 2021, the parties entered into a License Agreement granting the Company a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of In4Derm’s pan-BD BET inhibitor compounds in all fields. The Company paid a $1.0 million cash payment to In4Derm upon the execution of the Option Agreement and $0.5 million in connection with entering into the License Agreement. Pursuant to the License Agreement, the Company has agreed to make cash payments to In4Derm upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States of up to $15.75 million for all indications. In addition, the Company currently expects to exercise the Oral BETi Option following the selection of a lead candidate for the program. Upon exercise of the exclusive Oral BETi Option, the parties will sign a license agreement (the “Oral License Agreement”), and the Company will be required to pay In4Derm a $4.0 million cash payment. The Oral License Agreement will include cash payments of up to $43.75 million payable to In4Derm upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications. The license agreements also provide for tiered royalty payments of up to 10% of net annual sales across licensed BET inhibitor products by the Company. In4Derm is entitled to additional milestones upon the achievement of regulatory approvals in certain jurisdictions outside the United States.

As the Company transitioned from a commercial organization to one focused on research and development, the Company streamlined operations by eliminating the vast majority of planned expenditures supporting its commercial operations Furthermore, following its decision to divest the MST Franchise, the Company reduced its workforce to approximately 28 employees by the completion of the sale of the MST Franchise. The Company does not expect to incur any material expenses in 2022 as a result of the restructuring plan.
Reverse stock split and recasting of per-share amounts
On February 10, 2021, the Company's Board of Directors approved a one-for-four reverse stock split of its outstanding shares of common stock. The reverse stock split was effected on February 12, 2021, at 5:00 p.m. Eastern time. At the effective time, every four issued and outstanding shares of the Company's common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and in lieu thereof, each stockholder holding fractional shares was entitled to receive a cash payment (without interest or deduction) from the Company's transfer agent in an amount equal to such stockholder's respective pro rata shares of the total net proceeds from the Company's transfer agent sale of all fractional shares at the then-prevailing prices on the open market. In connection with the reverse stock split, the number of authorized shares of the Company's common stock was also reduced on a one-for-four basis, from 300 million shares to 75 million shares. The par value of each share of common stock remained unchanged. A proportionate adjustment was also made to the maximum number of shares issuable under the Company's 2019 Equity Incentive Plan, 2019 Employee Share Purchase Plan and 2018 Omnibus Incentive Plan.
Unless otherwise noted, all common shares and per share amounts contained in the unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.
Liquidity and Capital Resources
Since inception, the Company has funded operations primarily through private and public placements of its equity, debt and warrants and through fees, cost reimbursements and payments received from its licensees. The Company commenced generating product revenues related to sales of AMZEEQ and ZILXI in January 2020 and October 2020, respectively. AMZEEQ and ZILXI were sold as part of the sale of the MST Franchise on January 12, 2022 and, as such, the Company no longer generates revenue from the sale of these products. The Company has incurred losses from continuing operations and experienced negative operating cash flows since its inception and anticipates that it will continue to incur losses until such a time when its product candidates, if approved, are commercially successful, if at all. The Company will not generate any revenue from any current or future product candidates unless and until it obtains regulatory approval and commercializes such products. For the three months ended March 31, 2022, the Company generated net income of $4.7 million and used $10.0 million of cash in operations. Net income was the result of income from discontinued operations of $13.4 million and loss from continuing operations of $8.7 million
As of March 31, 2022, the Company had cash, cash equivalents and restricted cash of $51.1 million and an accumulated deficit of $634.9 million. The Company received gross proceeds of $20.0 million from the sale of the MST Franchise in January 2022 and will receive an additional payment of $5.0 million on the one-year anniversary of the sale. The Company had no outstanding debt as of March 31, 2022.
The Company has taken a number of actions to support its operations and meet its liquidity needs. Beginning in the second quarter of 2021, the Company conducted a review of its commercial and research and development portfolio to determine how to optimally deploy capital and drive shareholder value. Following its review, the Company initiated a process to explore a possible sale or license of its MST Franchise, including AMZEEQ, ZILXI, FCD105 and the underlying Molecule Stabilizing Technology platform and refocus its resources on its immuno-inflammatory development programs. As a result of this decision, the Company restructured its operations and reduced its workforce, which lowered operating costs. In January 2022, the Company sold its MST Franchise.

In March 2022, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $30.0 million of shares of its common stock over the 36-month term of the Equity Purchase Agreement. The Company has not made any sales pursuant to the Equity Purchase Agreement to date.
As described above, the Company has refocused its limited resources on its immuno-inflammatory pipeline including FMX114 and the BET inhibitor development programs. Research and development activities for these programs, including preclinical and clinical testing of the Company's product candidates, will require significant additional financing. The future viability of the Company and its ability to continue as a going concern is dependent on its ability to raise sufficient working capital through either debt or equity financings to fund its operations and successfully develop commercially viable product candidates. There is no assurance the Company will be able to achieve these objectives under acceptable terms or at all.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that its unaudited interim condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is expected to be impacted by the outcome of the plans outlined above, including the Company's ability to raise additional capital to fund its operations, results from clinical trials for FMX114, and the development and results from clinical trials for the BET inhibitor programs. Based on its current plans and assumptions, the Company believes that absent sufficient proceeds received from financing transactions or business development transactions, the Company will not have sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements. This assumption does not include proceeds that can be drawn from Lincoln Park. Accordingly, the Company will, over the course of the next twelve months, require significant additional financing to continue its operations, including potentially selling a significant amount of shares pursuant to the Equity Purchase Agreement. In addition, the amount of proceeds the Company may be able to raise pursuant to its existing shelf registration statement on Form S-3 may be limited. As of the filing of this Quarterly Report on Form 10-Q, the Company is subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of its common stock held by non-affiliates of the Company. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling shares of its common stock using its Form S-3 until such time as its public float exceeds $75.0 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Failure to successfully receive additional financing will require the Company to delay, scale back or otherwise modify its business and its research and development activities and other operations. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
a.Basis of Presentation
The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s unaudited condensed consolidated financial position, results of operations, cash flow and statement of stockholders' equity for the interim periods presented. Certain information and disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Certain prior period amounts have been reclassified to conform to current year presentation.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 17, 2022.
The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022.

b.Principles of Consolidation
The unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.
c.Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of income and expenses during the reporting periods. Significant items subject to such estimates and assumptions include research and development accruals and valuation assumptions for share based compensation. Actual results could differ from the Company’s estimates.
The COVID-19 pandemic and government measures taken in response to the pandemic had a negative impact on the Company's commercial operations in 2021. Access to healthcare providers was limited, which negatively impacted sales and the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI prior to the sale of the assets to Journey in January 2022. In addition, the Company further assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2022 and through the issuance of the condensed consolidated financial statements.
d.Inventories
As of December 31, 2021 and January 12, 2022, the date the inventory was sold as part of the sale of the MST franchise, inventories were stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis by product. The Company capitalized inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit was expected to be realized. The Company periodically reviewed its inventory levels and, if necessary, wrote down inventory that was expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that failed to meet commercial sale specifications, with a corresponding charge to cost of goods sold. There were no material write-downs during the three months ended March 31, 2021 or in the period from December 31, 2021 and January 12, 2022. As a result of the sale of the MST Franchise there were no inventory balances at March 31, 2022.
e.Revenue Recognition
As a result of the disposition of the MST Franchise in January 2022, the Company no longer has any revenue generating products; however, it still receives certain royalty revenues (see Note 3 Discontinued Operations). The Company accounts for its revenue transactions under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. In accordance with ASC Topic 606, the Company recognizes revenues when its customers obtain control of its product for an amount that reflects the consideration it expects to receive from its customers in exchange for that product. To determine revenue recognition for contracts that are determined to be in scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when such performance obligation is satisfied.
The Company’s customers were a limited number of national and select regional wholesalers (the “distributors”) and certain independent and specialty pharmacies (together, the “customers”). These distributors would subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. Net product revenue was typically recognized when customers obtained control of the Company’s products, which occurred at a point in time, typically upon delivery of product to the customers. The Company evaluated the creditworthiness of its customers to determine whether it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur. The Company did not assess whether a contract had a significant financing component if the expectation was such that the period between the transfer of the promised goods to the customer and the receipt of payment would be less than one year. Standard credit terms did not exceed 75 days. The Company expensed incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. Shipping and handling costs related to the Company’s product sales were included in selling, general and administrative expenses.
The Company’s net product revenues were generated through sales of AMZEEQ, which was approved by the FDA in October 2019 and was commercially launched in the United States in January 2020, and ZILXI, which was approved by the FDA in May 2020 and was commercially launched in the United States in October 2020. The Company sold the MST Franchise on January 12, 2022 and, as such, the Company no longer generates revenue from the sale of these products. Product revenue is recorded net of distribution fees, trade discounts, allowances, rebates, copay program coupons, chargebacks, estimated returns and other incentives. These reserves are classified as either reductions of accounts receivable or as current liabilities. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, known market events and trends, industry data and forecasted customer mix. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net product revenues only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment.
The Company is entitled to royalty payments with respect to sales of a product developed by a customer in collaboration with the Company. Royalties are recognized as the products developed by a customer in collaboration with the Company are sold.
f.Allowance for doubtful accounts
An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and provisions for doubtful accounts. Provisions for doubtful accounts were not material for the three months ended March 31, 2022 or March 31, 2021.
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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value. The Company did not have any assets or liabilities which were required to be measured at fair value as of March 31, 2022 or December 31, 2021.
h.Income (loss) per share
Net income (loss) per share, basic and diluted, is computed on the basis of the net loss from continuing operations for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common stock and of common stock equivalents outstanding when dilutive. Common stock equivalents include outstanding stock options and warrants which are included under the treasury share method when dilutive.
The following weighted average stock options, restricted stock units (“RSUs”), warrants and incremental shares to be issued under the employee stock purchase plan (“ESPP”) were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Three months ended March 31
	2022	2021
Outstanding stock options, RSUs and shares under the ESPP	6,346,175	5,321,517
Warrants	495,165	495,165
j.Discontinued operations
The Company accounted for the sale of the MST Franchise in accordance with ASC 205, Discontinued Operations, and ASU No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. The Company followed the held-for-sale criteria as defined in ASC 360 Property, Plant and Equipment and ASC 205. ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the consolidated statements of operations. Assets and liabilities are also reclassified into separate line items on the related unaudited condensed consolidated balance sheets for the periods presented. Non-cash items presented in the statement of cash flows and related to discontinued operations are presented in Note 3 - Discontinued Operations. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.

Due to the sale of the MST Franchise during the first quarter of 2022, in accordance with ASC 205, the Company has classified the results of the MST Franchise as discontinued operations in its unaudited condensed consolidated statements of operations and cash flows for all periods presented, see Note 3, Discontinued Operations. All disposed assets and liabilities associated with the MST Franchise were therefore classified as assets and liabilities of discontinued operations in the Company's unaudited condensed consolidated balance sheets for the periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted.
k.Newly issued and recently adopted accounting pronouncements
Recent Accounting Guidance Issued:
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)", which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04 on its consolidated financial statements. Currently, the Company does not expect the adoption of the new standard to have a material impact to the consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), which requires companies to measure credit losses of financial instruments, including customer accounts receivable, utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. As a smaller reporting company, the Company will adopt ASU 2016-13 effective January 1, 2023 or at such time where it is no longer a smaller reporting company. Currently, the Company does not expect the adoption of the new standard to have a material impact to the consolidated financial statements.
NOTE 3 – DISCONTINUED OPERATIONS
On January 12, 2022, the Company entered into the Purchase Agreement with Journey pursuant to which the Company sold its MST Franchise to Journey. The Company has determined that the sale of the MST Franchise represents a strategic shift that had a major effect on the business and therefore the MST Franchise met the criteria for classification as discontinued operations at March 31, 2022. Accordingly the MST Franchise is reported as discontinued operations in accordance with ASC 205-20,

Discontinued Operations. Amounts applicable to prior years have been recast to conform to the discontinued operations presentation. The Company recognized a gain on the sale of the MST Franchise upon closing.
The following table presents the combined results of discontinued operations of the MST Franchise:

(in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021
Product sales	$106	$3,889

Cost of goods sold	80	601

Operating expenses:
Research and development	—	2,078
Selling, general and administrative	(333)	10,884
Total operating expenses	(333)	12,962
Income (loss) from discontinued operations	359	(9,674)
Gain on the sale of the MST Franchise	13,005	—
Income (loss) from discontinued operations, before income taxes	13,364	(9,674)
Income tax expense	—	—
Net income (loss) from discontinued operations	$13,364	$(9,674)
The following table presents the carrying amounts of the classes of assets and liabilities related to the discontinued operations of the MST Franchise as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Current assets:
Inventory	$—	$7,291
Prepaid expenses and other assets	—	554
Total current assets of discontinued operations	$—	$7,845
The following table presents non-cash items related to discontinued operations, which are included in the Company's unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2022 and 2021:

(in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash Flows From Operating Activities:
Stock-based compensation (income) expense*	$(352)	$382
(Gain) on the sale of the MST Franchise	(13,005)	—
Total non-cash items of discontinued operations	$(13,357)	$382

Supplemental disclosure of cash flow information:
Amount due from sale of MST Franchise	$5,000	$—
*Income from stock based compensation is related to forfeitures.

The following table presents the gain on the sale of the MST Franchise:

(in thousands)	March 31, 2022
Cash proceeds	$20,000
Proceeds to be paid in January 2023	5,000
25,000
Less transaction costs:	(4,247)
Less book value of sold assets	(7,748)
Gain on sale, before income taxes	13,005
Income tax expense	—
Gain on sale net of tax	$13,005
In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development, marketing, selling and general and administrative expenses in discontinued operations include corporate costs incurred directly to solely support the MST Franchise.
The Company has also entered into a Transition Services Agreement ("TSA") with Journey, through which the Company will provide transitional services related to discovery, clinical development, technical operations, commercial and general and administrative related activities into early 2023. Amounts to be earned under the TSA are anticipated to be immaterial.

The milestone payment for sales of ZILXI, AMZEEQ and FCD105 represent contingent consideration. Contingent consideration has been accounted for as a gain contingency in accordance with ASC 450, Contingencies, and will be recognized in earnings in the period when realizable.

NOTE 4 – SHARE CAPITAL
Common stock and preferred stock
As of March 31, 2022, the Company's Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of common stock and 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of March 31, 2022 and December 31, 2021.
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
Issuance of stock
On February 1, 2019, the Company entered into a Sales Agreement (the "2019 Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market ("ATM") equity offering program under which Cantor Fitzgerald acted as the Company's sales agent. Cantor Fitzgerald was entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2019 Sales Agreement. From January 1, 2021 through January 25, 2021, the Company issued and sold 2,778,012 shares of common stock at a weighted average price per share of $9.76 pursuant to the 2019 Sales Agreement for $26.3 million in net proceeds. Effective as of January 25, 2021, the Company terminated the 2019 Sales Agreement.

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
On August 12, 2021, the Company entered into a Sales Agreement (the "2021 Sales Agreement") with Cantor Fitzgerald to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald will act as the Company's sales agent. Cantor Fitzgerald is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2021 Sales Agreement. During the three months ended March 31, 2022, the Company issued and sold 2,587,855 shares of common stock at a weighted average per share price of $0.62 pursuant to the 2021 Sales Agreement for $1.6 million in net proceeds.
On March 15, 2022, the Company entered into the Equity Purchase Agreement, with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park, at the Company's discretion, up to $30.0 million of shares of its common stock over the 36-month term of the Equity Purchase Agreement. Upon execution of the Equity Purchase Agreement, the Company issued 1,667,593 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Equity Purchase Agreement. The issuance of these shares were specific incremental costs directly attributable to the proposed offering. The commitment shares were valued at $0.9 million and recorded as an addition to equity for the issuance of common stock and treated as a reduction to equity as a cost of capital to be raised under the Equity Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The Equity Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any additional cost or penalty. As of March 31, 2022, the Company had not sold any shares of its common stock to Lincoln Park under the Equity Purchase Agreement.
NOTE 5 – SHARE BASED COMPENSATION
Equity incentive plans:
As of March 31, 2022, 724,589 shares remain issuable under the 2019 Equity Incentive Plan (the "2019 Plan"). In addition, the Company maintains the 2018 Omnibus Incentive Plan (the "2018 Plan"). In January 2022, the number of shares reserved under the 2018 Plan automatically increased by 750,000 shares of common stock pursuant to the terms of the 2018 Plan. As of March 31, 2022, 6,566 shares remain issuable under the 2018 Plan.
Employee Share Purchase Plan:
The Company also has an Employee Share Purchase Plan ("ESPP") pursuant to which qualified employees (as defined in the ESPP) may elect to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of the common stock at the beginning or end of each semi-annual share purchase period (“Purchase Period”). Employees are permitted to purchase the number of shares purchasable with up to 15% of the earnings paid (as such term is defined in the ESPP) to each of the participating employees during the Purchase Period, subject to certain limitations under Section 423 of the U.S. Internal Revenue Code.
As of March 31, 2022, 2,232,207 shares remain available for grant under the ESPP.
There were no shares of common stock purchased by employees pursuant to the ESPP during the three months ended March 31, 2022 or March 31, 2021.
Options and RSUs granted to employees and directors:
In the three months ended March 31, 2022, the Company granted options and RSUs as follows:

	Three months ended March 31, 2022
	Award amount	Exercise price range	Vesting period	Expiration
Employees and Directors:
Options	774,503	$0.61	2 years - 4 years	10 years
RSUs	726,102	—	4 years - 4 years	—

The fair value of options and RSUs granted to employees and directors during the three months ended March 31, 2022 and the three months ended March 31, 2021 was $0.8 million and $7.5 million, respectively.
The fair value of RSUs granted is based on the share price on the grant date.
The fair value of options granted was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Three months ended March 31
	2022	2021
Dividend yield	0%	0%
Expected volatility	74.40%	68.38% - 69.12%
Risk-free interest rate	2.2%	0.50% - 1.05%
Expected term	6 years	6 years

Stock-based compensation expense is reflected in the unaudited condensed consolidated statements of operations as follows:

	Three months ended March 31
(in thousands)	2022	2021
Research and development expenses	$229	$458
Selling, general and administrative	1,016	1,602
Discontinued operations	(352)	382
Total	$893	$2,442

NOTE 6 – OPERATING LEASES
Operating lease agreements
As of March 31, 2022, the Company has operating leases for corporate offices. The properties primarily relate to the Company’s principal executive office in Bridgewater, New Jersey and office space in Israel.
On March 13, 2019, the Company signed an amendment to the original lease agreement for its principal executive office in Bridgewater, New Jersey (the “Lease Amendment”). The Lease Amendment includes an extension of the lease period of the 10,000 square feet previously leased under the original agreement (the “Original Space”) and an addition of 4,639 square feet (the “Additional Space”). The Company entered the Additional Space following a period of preparation by the lessor completed during September 2019 (the “Commencement Date”). The Lease Amendment is due to expire on September 30, 2022.
Pursuant to the Lease Amendment, the Company recognized an additional right of use asset and liability in the amount of $0.7 million. The Additional Space was considered a new lease agreement and was recognized as a right of use asset and liability, in the amount of $0.3 million, on the Commencement Date.
The lease liability matures September 30, 2022. The remaining lease liability of $0.1 million is reflective of the remaining principal payments with an immaterial amount of imputed interest.

The lease agreement for the office space in Israel is a one year lease that expires in December 2022. Given the short-term nature of the lease term, the Company did not recognize a right-of-use asset and liability.
As of March 31, 2022, the Company had a lien in the amount of $0.6 million related to a letter of credit on the Company’s cash in respect of bank guarantees granted in order to secure the lease agreements. This amount is presented as restricted cash in the Company's unaudited condensed consolidated balance sheet.
NOTE 7 – COMMITMENTS AND CONTINGENCIES
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of March 31, 2022, no claims or actions are pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2022 and our Annual Report on Form 10-K for the year ended December 31, 2021. In this Quarterly Report on Form 10-Q, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to VYNE Therapeutics Inc. The disclosure set forth in this section reflects our 1-for-4 reverse stock split, which was effected on February 12, 2021. Accordingly, all share amounts and per share amounts have been adjusted.
Company Overview
We are a biopharmaceutical company focused on developing proprietary, innovative and differentiated therapies for the treatment of immuno-inflammatory conditions. Our most advanced product candidate, FMX114, which is in a Phase 2a clinical trial, is being evaluated for the potential treatment of mild-to-moderate atopic dermatitis ("AD"). We are also in the preclinical stages of developing products containing bromodomain and extra-terminal domain ("BET") inhibitor compounds. Our initial BET inhibitor candidate in development is VYN201, a locally administered pan-BET inhibitor, which we are exploring in various immuno-inflammatory diseases, including skin diseases. In addition, we continue to explore opportunistic transactions that may enhance our pipeline portfolio, as well as support our current operations and fund our future growth.
Beginning in the second quarter of 2021, we conducted a review of our commercial and research and development portfolio to determine how to optimally deploy capital and drive shareholder value. During the course of this review, we carefully considered the revenues received from the commercialization of AMZEEQ (minocycline) topical foam, 4%, and ZILXI (minocycline) topical foam, 1.5%, and the associated costs to drive those revenues, the protracted negative impact of the COVID-19 pandemic during the commercial launches of both AMZEEQ and ZILXI, the payor landscape, as well as the costs to develop each of our pipeline products. During this process, we evaluated several strategic options, including the acquisition of marketed assets, out-licensing our approved products outside of the United States, and possible partnering or co-development relationships with interested parties. Following our review, we determined to initiate a process to divest our topical minocycline franchise, including AMZEEQ, ZILXI, FCD105 (our former Phase 3 proprietary novel topical combination foam formulation of minocycline and adapalene for the treatment of moderate-to-severe acne vulgaris) and the underlying Molecule Stabilizing Technology ("MST") platform.
On January 12, 2022, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Journey Medical Corporation ("Journey”) pursuant to which we sold our Molecule Stabilizing Technology franchise, including AMZEEQ, ZILXI, and FCD105 (the “MST Franchise”), to Journey. The assets included certain contracts, including the license agreement with Cutia Therapeutics (HK) Limited (the “Cutia License Agreement”), inventory and intellectual property related to the MST Franchise (together, the “Assets”). Pursuant to the Purchase Agreement, Journey assumed certain liabilities of the MST Franchise including, among others, those arising from our patent infringement suit initiated against Padagis Israel Pharmaceuticals Ltd. There were no current or long-term liabilities recorded by us which were transferred to Journey.

Pursuant to the Purchase Agreement, we received an upfront payment of $20.0 million at the closing of the sale and will receive an additional $5.0 million on the one-year anniversary of the closing of the transaction. We are also eligible to receive sales milestone payments of up to $450.0 million in the aggregate upon the achievement of specified levels of net sales on a product-by-product basis, beginning with annual net sales exceeding $100.0 million (with products covered in three categories (1) AMZEEQ (and certain modifications), (2) ZILXI (and certain modifications), and (3) FCD105 and other products covered by the patents being transferred, including certain modifications). In addition, we are entitled to receive certain payments from any licensing or sublicensing of the assets by Journey outside of the United States.

As we transitioned from a commercial organization to one focused on research and development, we further streamlined operations by continuing to eliminate the vast majority of planned expenditures supporting our commercial operations. Furthermore, we reduced our workforce of 106 as of December 31, 2020 to 28 at the time of the sale of the MST Franchise.

Key Developments
Below is a summary of selected key developments affecting our business that have occurred since December 31, 2021:
•On January 12, 2022, we entered into the Purchase Agreement with Journey pursuant to which we divested the Assets for $25.0 million and milestone payments of up to $450.0 million in aggregate upon the achievement of specified levels of net sales of the products covered by the Purchase Agreement. Of the $25.0 million, $20.0 million was received at closing and $5.0 million is due upon the one-year anniversary of the transaction. This transaction was accounted for in 2022. See discussion in "Note 3 - Discontinued Operations" to the unaudited condensed consolidated financial statements.
•On January 19, 2022, we announced preliminary clinical safety, dermal tolerance and pharmacokinetics findings from the Phase 1b safety portion of the Phase 1b/2a trial evaluating FMX114.
•On February 28, 2022, we received a notification from Nasdaq that we are not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2), because the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days. We have a period of 180 calendar days from the date of notification, or until August 29, 2022, to regain compliance with the minimum bid price requirement. The notification does not impact the listing of our common stock on the Nasdaq Global Select Market at this time.
•On March 7, 2022, we announced positive preclinical data for VYN201 in a human skin model of vitiligo. In the model, VYN201 reduced the expression of key pro-inflammatory biomarkers relevant to the pathogenesis of vitiligo, and demonstrated marked reduction in melanocyte loss.
•On March 15, 2022, we entered into a purchase agreement (the "Equity Purchase Agreement"), with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park, at our discretion, up to $30.0 million of shares of our common stock over the 36-month term of the Equity Purchase Agreement. Upon execution of the Equity Purchase Agreement, we issued 1,667,593 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Equity Purchase Agreement. We have not sold any shares of our common stock to Lincoln Park under the Equity Purchase Agreement to date.
•On March 30, 2022, we announced positive preclinical data for an intra-articular injection of VYN201 in an in vivo model of rheumatoid arthritis.
•On April 7, 2022, we announced positive phase 1b efficacy data for FMX114 from our Phase 1b/2a trial for the treatment of mild-to-moderate AD. At week 2, FMX114 demonstrated a statistically significant reduction in both absolute and percent change in mean Atopic Dermatitis Severity Index score compared to vehicle.
Financial Overview
We have incurred net losses since our inception. Except from the first quarter of 2020 until January 2022, when we conducted commercial operations, our business activities have been primarily limited to developing product candidates, raising capital and performing research and development activities. As of March 31, 2022, we had an accumulated deficit of $634.9 million. We recorded net income of $4.7 million and net loss of $20.6 million for the three months ended March 31, 2022 and 2021, respectively. The net income for the three months ended March 31, 2022 was driven by an approximate $13.0 million gain on the sale of the MST Franchise offset by loss from continuing operations of $8.7 million.
Prior to the sale of the MST Franchise, our capital resources and business efforts were largely focused on activities relating to the commercialization of AMZEEQ and ZILXI and advancing our product candidates and pipeline. As discussed above, we completed the sale of the Assets in January 2022. Going forward, we will focus our resources on our immuno-inflammatory pipeline. Research and development activities for these programs, including preclinical and clinical testing of our product candidates, will require significant additional financing. Our future viability is dependent on our ability to successfully execute our business strategy and develop our product candidates and raise additional capital to finance operations. Our failure to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies.
Components of Operating Results
Revenues
Our revenue during the periods presented has been comprised of AMZEEQ and ZILXI product sales and royalty revenue.
AMZEEQ and ZILXI were commercially launched in January and October of 2020, respectively. We will not commercially launch our other product candidates in the United States or generate any revenues from sales of any of our product candidates unless and until we obtain marketing approval. We will not generate revenue from the sales of AMZEEQ or ZILXI after January 12, 2022 as a result of the sale of the Assets. Product sales has been reclassified to discontinued operations for all periods presented.

Historically, we have generated revenues under development and license agreements including royalty payments in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer, which later assigned it to Leo Pharma A/S ("LEO"). In each of the three months ended March 31, 2022 and 2021 we received royalties of $0.2 million.
Cost of Goods Sold
Cost of goods sold consists of direct and indirect costs to procure and manufacture AMZEEQ and ZILXI and primarily consist of:
◦third party expenses incurred in manufacturing product for sale;
◦transportation costs incurred in shipping manufacturing materials between third parties; and
◦other costs associated with delivery and manufacturing of product.
Prior to receiving FDA approval, these costs for AMZEEQ and ZILXI were expensed as research and development expenses. We began capitalizing inventory costs for AMZEEQ and ZILXI after receipt of FDA approval. As a result of the sale of the MST Franchise, cost of goods sold have been reclassified to discontinued operations for all periods presented.
Operating Expenses
Research and Development Expenses
Our research and development expenses relate primarily to the development of FMX114, VYN201 and VYN202. We charge all research and development expenses to operations as they are incurred. Following the sale of the MST Franchise in January 2022, our research and development will be focused on our BET inhibitor platform and FMX114. As a result of the sale of the MST Franchise in January 2022, research and development expenses related to the MST Franchise have been reclassified to discontinued operations for all periods presented.
Research and development expenses consist primarily of:
•employee-related expenses, including salaries, benefits and related expenses, including share-based compensation expenses;
•expenses incurred under agreements with third parties, including subcontractors, suppliers and consultants that conduct regulatory activities, clinical trials and preclinical studies;
•expenses incurred to acquire, develop and manufacture preclinical study and clinical trial materials;
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
As a result of the sale of the MST Franchise in January 2022, selling, general and administrative expenses related to the MST Franchise have been reclassified to discontinued operations for all periods presented.
Interest expense

Interest expense is typically comprised of interest on bank debt. No interest was incurred during the three months ended March 31, 2022.
Other Expense, net
Other expense, net primarily consists of foreign exchange losses.
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2021, we had federal and state net operating loss carryforwards of $315.0 million and $105.6 million, respectively, of which $44.3 million and $105.6 million of these carryforwards will begin to expire starting in 2031 through 2040 for federal and state purposes, respectively. As of December 31, 2021, we had federal and state research and development tax credit carryforwards of $6.7 million and $1.2 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. As of December 31, 2021, we had $270.7 million in federal and state NOLs with no limited period of use. There are no significant updates through March 31, 2022.
NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and Section 383 of the Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. State NOLs and tax credit carryforwards may be subject to similar limitations under state laws. We believe that certain of our NOLs and tax credit carryforwards may be subject to limitation under Sections 382 or 383, and potentially, similar limitations under state law. As a result, even if we earn net taxable income, our ability to use the NOL and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

Results of Operations
Comparison of the Three-Month Periods Ended March 31, 2022 and 2021
Summary of operations

	Three months ended March 31,
	2022	2021	Variance
Revenues
Royalty revenues	$178	$230	$(52)	(22.6)%
Total revenues	178	230	(52)	(22.6)%

Operating expenses:
Research and development	4,452	4,255	197	4.6%
Selling, general and administrative	4,417	5,732	(1,315)	(22.9)%
Total operating expenses	8,869	9,987	(1,118)	(11.2)%
Operating loss	(8,691)	(9,757)	1,066	(10.9)%
Interest expense	—	(1,062)	1,062	(100.0)%
Other expense	(3)	(57)	54	(94.7)%
Loss from continuing operations before income taxes	(8,694)	(10,876)	2,182	(20.1)%
Income tax expense	—	—	—	—%
Loss from continuing operations	(8,694)	(10,876)	2,182	(20.1)%
Income (loss) from discontinued operations	13,364	(9,674)	23,038	(238.1)%
Net income (loss)	$4,670	$(20,550)	$25,220	(122.7)%
Revenue
Revenues totaled $0.2 million for each of the three months ended March 31, 2022 and 2021, consisting of royalty revenue.
We divested our minocycline business on January 12, 2022. As a result of the sale, we will not generate revenue from the sales of AMZEEQ or ZILXI following such date. In addition, the Cutia License Agreement was assigned to Journey in connection with the sale. Therefore, we will not be entitled to payments under the Cutia License Agreement going forward.
Research and Development Expenses
Our research and development expenses for the three months ended March 31, 2022 were $4.5 million, representing an increase of $0.2 million, or 4.6%, compared to $4.3 million for the three months ended March 31, 2021. The increase relates to $1.7 million of increased expenditures for VYN201, partially offset by $0.6 million decrease in expenses associated with FMX114, a $0.7 million decrease in employee related expenses and a decrease in other research and development costs.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2022 were $4.4 million, representing a decrease of $1.3 million, or 22.9%, compared to $5.7 million for the three months ended March 31, 2021. The decrease primarily relates to a decrease of $0.8 million associated with lower headcount in 2022. The balance of the decrease was due to lower professional fees.
Interest Expense
No interest expense was incurred in the three months ended March 31, 2022. In the three months ended March 31, 2021, $1.1 million of interest expense was incurred. The decrease is attributable to the payment of all outstanding debt on August 11, 2021.

Other Expense
Other expense for the three months ended March 31, 2022 was $3.0 thousand as compared with $57.0 thousand for the three months ended March 31, 2021.
Income Taxes
During the three months ended March 31, 2022 and March 31, 2021 there were no material income tax expenses.
Liquidity and Capital Resources
Since inception, we have funded operations primarily through private and public placements of our equity, debt and warrants and through fees, cost reimbursements and payments received from our licensees. We commenced generating product revenues related to sales of AMZEEQ and ZILXI in January 2020 and October 2020, respectively. AMZEEQ and ZILXI were sold as part of the sale of the MST Franchise on January 12, 2022 and, as such, we will no longer generate revenue from the sale of these products. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our product candidates, if approved, are commercially successful, if at all. We will not generate any revenue from any current or future product candidates unless and until we obtain regulatory approval and commercializes such products. For the three months ended March 31, 2022, we generated net income of $4.7 million and used $10.0 million of cash in operations. The net income was comprised of $13.4 million of income from discontinued operations and $8.7 million loss from continuing operations.
As of March 31, 2022, we had cash, cash equivalents and restricted cash of $51.1 million and an accumulated deficit of $634.9 million. We received proceeds of $20.0 million from the sale of the MST Franchise in January 2022 and will receive an additional payment of $5.0 million on the one-year anniversary of the sale. We had no outstanding debt as of March 31, 2022.
We have taken a number of actions to support our operations and meet our liquidity needs. Beginning in the second quarter of 2021, we conducted a review of our commercial and research and development portfolio to determine how to optimally deploy capital and drive shareholder value. Following our review, we initiated a process to explore a possible sale or license of our MST Franchise, including AMZEEQ, ZILXI, FCD105 and the underlying Molecule Stabilizing Technology platform and refocus our resources on our immuno-inflammatory development programs. As a result of this decision, we restructured our operations and reduced our workforce, which lowered operating costs. In January 2022, we sold our MST Franchise. In addition, in March 2022, we entered into the Equity Purchase Agreement with Lincoln Park Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $30.0 million of shares of common stock over the 36-month term of the Equity Purchase Agreement.
As described above, following the sale of the MST Franchise, we refocused our limited resources on our immuno-inflammatory pipeline. Research and development activities for these programs, including preclinical and clinical testing of our product candidates, will require significant additional financing. Our future viability and our ability to continue as a going concern is dependent on our ability to raise sufficient working capital through either debt or equity financings to fund our operations and successfully develop commercially viable product candidates. There is no assurance the we will be able to achieve these objectives under acceptable terms or at all.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is expected to be impacted by the outcome of the plans outlined above, including our ability to raise additional capital to fund our operations, results from clinical trials for FMX114, and the development and results from clinical trials for the BET inhibitor programs. Based on our current plans and assumptions, we believe that absent sufficient proceeds received from equity transactions, financing transactions or business development transactions, we will not have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of the accompanying unaudited condensed consolidated financial statements. This assumption does not include proceeds that can be drawn from Lincoln Park under the Equity Purchase Agreement. Accordingly, we will, over the course of the next twelve months, require significant additional financing to continue our operations, including potentially selling a significant amount of shares pursuant to the Equity Purchase Agreement. In addition, the amount of proceeds we may be able to raise pursuant to our existing shelf registration statement on Form S-3 may be limited. As of the filing of this Quarterly Report on Form 10-Q, we are subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3 until such time as our public float exceeds $75 million. These factors raise substantial doubt about our ability to continue as a going concern. Failure to successfully receive additional financing will require us to delay, scale back or otherwise modify our business and our research and development activities and other operations. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Summary Statement of Cash Flows
The following table summarizes our statement of cash flows for the three months ended March 31, 2022 and 2021:

	Three months ended March 31
	2022	2021
	(in thousands of U.S. dollars)
Net cash (used in) / provided by:
Operating activities	$(9,975)	$(12,551)
Investing activities	16,688	—
Financing activities	$1,532	$73,503

Cash Used in Operating Activities
During the three months ended March 31, 2022, net cash used in operating activities was $10.0 million and primarily reflected our net income of $4.7 million adjusted for the gain on the sale of the MST Franchise of $13.0 million and stock-based compensation of $0.9 million. The remainder of the cash used in operations is driven by net change in operating assets and liabilities.
During the three months ended March 31, 2021, net cash used in operations was $12.6 million and primarily reflected our net loss of $20.6 million, partially offset by non-cash stock-based compensation charges of $2.4 million. The remainder of the cash used in operations was driven by a net change in operating assets and liabilities.
Cash Provided by Investing Activities
In the three months ended March 31, 2022, net cash provided by investing activities was $16.7 million and was the result of net proceeds from the disposition of the MST Franchise.
In the three months ended March 31, 2021, no cash was provided by or used for investing activities.
Cash Provided by Financing Activities
In the three months ended March 31, 2022, $1.5 million was provided by financing activities and was primarily attributable to the issuance of common stock.
In the three months ended March 31, 2021, $73.5 million was provided by financing activities and was primarily attributable to the issuance of common stock in January 2021.
Cash and Funding Sources
Our sources of liquidity in the three months ended March 31, 2022 consisted primarily of proceeds from the issuance of common stock pursuant to our at-the-market offering facility and proceeds from the sale of the MST Franchise.
Our sources of liquidity in the three months ended March 31, 2021 consisted primarily of proceeds from the issuance of common stock pursuant to our at-the-market offering facility and the registered direct offering in January 2021 and sales of AMZEEQ and ZILXI.
We have no ongoing material financial commitments (such as lines of credit) that may affect our liquidity over the next five years.

Funding Requirements
Our present and future funding requirements will depend on many factors, including, among other things:
•costs associated with the research and development of product candidates;
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
For more information as to the risks associated with our future funding needs, see “Item 1A—Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2021.
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our condensed unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 17, 2022.
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
Discontinued Operations
We accounted for the sale of the MST Franchise in accordance with Accounting Standards Codification, ASC, 205 Discontinued Operations and Accounting Standards Update, ASU, No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. We followed the held-for-sale criteria as defined in ASC 360 and ASC 205. ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the condensed consolidated statements of operations. Assets and liabilities are also reclassified into separate line items on the related condensed consolidated balance sheets for the periods presented. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.

Due to the sale of the MST Franchise during the first quarter of 2022, in accordance with ASC 205, Discontinued Operations, we have classified the results of the oncology business as discontinued operations in our condensed consolidated statements of operations and cash flows for all periods presented, see Note 3, Discontinued Operations in the unaudited condensed consolidated financial statements. All disposed assets and liabilities associated with our MST Franchise were therefore classified as assets and liabilities of discontinued operations in our unaudited condensed consolidated balance sheets for the periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted.
Off-Balance Sheet Arrangements
We are not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
JOBS Act Accounting Election
The Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.
Recently Issued and Adopted Accounting Pronouncements
See “Newly Issued and Recently Adopted Accounting Pronouncements” in Note 2, “Significant Accounting Policies” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and Item 10 of Regulation S-K. As such, we are not required to provide the information set forth in this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2022 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
We may periodically become subject to legal proceedings and claims arising in connection with its business. As of March 31, 2022, no claims or actions are pending against us that, in the opinion in management, are likely to have a material adverse effect on us.
1A. Risk Factors.
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 17, 2022. As of March 31, 2022, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K and subsequent reports, except as set forth below.
Risks Related to our Liquidity

We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our research and development activities which would have a material adverse effect on our financial condition.

Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of March 31, 2022, we had approximately $51.1 million in cash, cash equivalents and restricted cash as well as negative cash flows from operating activities. We do not have sufficient cash and cash equivalents to fund our anticipated level of operations as they become due during the twelve months following the date of issuance of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022. The aforementioned factors raise substantial doubt about our ability to continue as a going concern. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion regarding our liquidity. We may not be able to raise adequate proceeds from financing or business development transactions. Accordingly, additional funds may not be obtained for our ongoing operations and we may not succeed in our future operations. Unless we are able to raise additional capital to finance our operations, our long-term business plans may not be accomplished, and we may be forced to cease, reduce, or delay operations. Furthermore, if we issue equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6.  Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
2.1#	Asset Purchase Agreement, dated as of January 12, 2022, by and between VYNE Therapeutics Inc. and Journey Medical Corporation.	8-K	1/13/2022	2.1

3.1	Amended and Restated Certificate of Incorporation.	10-K	3/17/2022	3.1

3.2	Amended and Restated Bylaws.	8-K	9/08/2020	3.2

10.1	Purchase Agreement, dated as of March 15, 2022, by and between VYNE Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	3/15/2022	10.1

10.2	Registration Rights Agreement, dated as of March 15, 2022, by and between VYNE Therapeutics Inc. and Lincoln Park Capital Fund, LLC.	8-K	3/15/2022	10.2

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	The cover page of VYNE Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within Exhibit 101 attachments).
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
Dated: May 12, 2022

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tyler Zeronda
Tyler Zeronda Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)