Form 10-Q
period 2022-06-30
VYNE Therapeutics Inc.
filed 2022-08-12
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
Yes  ☐ No  ☒
As of August 4, 2022, there were 58,005,568 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

•the timing and outcome of our evaluation of our pipeline and prioritization of activities;

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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	June 30	December 31
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$42,814	$42,250
Restricted cash	—	605
Trade receivables, net of allowances	304	7,583
Amount due from sale of MST Franchise	5,000	—
Prepaid expenses and other assets	3,772	4,565
Operating lease right of use assets	30	338
Discontinued operations - current assets	—	7,845
Total Current Assets	51,920	63,186
Property and equipment, net	298	354
Non-current prepaid expenses and other assets	2,974	3,506
Total Assets	$55,192	$67,046

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables	$1,431	$6,510
Accrued expenses	3,514	8,593
Employee related obligations	1,603	2,752
Liability for employee severance benefits	256	206
Operating lease liabilities	31	349
Total Liabilities	6,835	18,410
Commitments and Contingencies (Note 7)
Stockholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized at June 30, 2022 and December 31, 2021; 58,005,616 and 53,577,744 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	691,682	688,156
Accumulated deficit	(643,331)	(639,525)
Total Stockholders' Equity	48,357	48,636
Total Liabilities and Stockholders’ Equity	$55,192	$67,046
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Revenues
Royalty revenues	$126	$295	304	525
Total Revenues	126	295	304	525

Operating expenses:
Research and development	4,108	5,048	8,560	9,303
Selling, general and administrative	4,305	4,789	8,722	10,521
Total operating expenses	8,413	9,837	17,282	19,824
Operating loss	(8,287)	(9,542)	(16,978)	(19,299)
Interest expense	—	(1,074)	—	(2,136)
Other income (expense)	52	(69)	49	(126)
Loss from continuing operations before income taxes	(8,235)	(10,685)	(16,929)	(21,561)
Income tax expense	—	—	—	—
Loss from continuing operations	(8,235)	(10,685)	(16,929)	(21,561)
Income (loss) from discontinued operations, net of income taxes	(241)	(9,239)	13,123	(18,913)
Net loss	$(8,476)	$(19,924)	$(3,806)	$(40,474)

Loss per share from continuing operations, basic and diluted	$(0.14)	$(0.21)	$(0.30)	$(0.43)
Income (loss) per share from discontinued operations, basic and diluted	$(0.01)	$(0.18)	$0.23	$(0.38)
Loss per share, basic and diluted	$(0.15)	$(0.39)	$(0.07)	$(0.81)

Weighted average shares outstanding - basic and diluted	57,930	51,411	56,665	50,162
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Number of Shares	Amounts	Amounts
BALANCE AT JANUARY 1, 2021	43,205,221	$4	$603,685	$(566,196)	$37,493
CHANGES DURING THE PERIOD:
Net loss	—	—	—	(40,474)	(40,474)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	254,351	—	403	—	403
Stock-based compensation	—	—	4,343	—	4,343
Issuance of common stock, net of $3,991 in issuance costs	8,052,273	1	73,127	—	73,128
BALANCE AT JUNE 30, 2021	51,511,845	$5	$681,558	$(606,670)	$74,893

BALANCE AT JANUARY 1, 2022	53,577,744	$5	$688,156	$(639,525)	$48,636
CHANGES DURING THE PERIOD:
Net loss	—	—	—	(3,806)	(3,806)
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	172,424	—	—	—	—
Stock-based compensation	—	—	2,056	—	2,056
Issuance of commitment shares in March 2022	1,667,593	—	—	—	—
Issuance of common stock, net of $135 in issuance costs	2,587,855	1	1,470	—	1,471
BALANCE AT JUNE 30, 2022	58,005,616	$6	$691,682	$(643,331)	$48,357
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Number of Shares	Amounts	Amounts
BALANCE AT APRIL 1, 2021	51,386,596	$5	$679,642	$(586,746)	$92,901
CHANGES DURING THE PERIOD:
Net loss	—	—	—	(19,924)	(19,924)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	125,249	—	15	—	15
Stock-based compensation	—	—	1,901	—	1,901
BALANCE AT JUNE 30, 2021	51,511,845	$5	$681,558	$(606,670)	$74,893

BALANCE AT APRIL 1, 2022	57,908,489	$6	$690,580	$(634,855)	$55,731
CHANGES DURING THE PERIOD:
Net loss	—	—	—	(8,476)	(8,476)
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	97,127	—	25	—	25
Stock-based compensation	—	—	1,163	—	1,163
Issuance of common stock under at-the-market offering, net of $184 issuance costs	—	—	(86)	—	(86)
BALANCE AT JUNE 30, 2022	58,005,616	$6	$691,682	$(643,331)	$48,357
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Six months ended June 30
	2022	2021
Cash Flows From Operating Activities:
Net loss	(3,806)	(40,474)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56	55
Changes in accrued liability for employee severance benefits, net of retirement fund profit	50	(108)
Stock-based compensation	2,056	4,343
Non-cash finance income, net	—	(150)
Gain on the sale of the MST Franchise	(13,005)	—
Changes in operating assets and liabilities:
Decrease in trade receivables	7,976	4,266
Decrease (increase) in inventory	97	(875)
Decrease in other non-current assets	—	876
(Decrease) increase in trade payables, accrued expenses and liability for severance benefits	(11,306)	3,259
Decrease in operating lease liabilities	(318)	—
Net cash used in operating activities	(18,200)	(28,808)
Cash Flows From Investing Activities:
Net proceeds from the sale of the MST Franchise	16,688	—
Proceeds from the sale and maturity of marketable securities and bank deposits	—	1,027
Net cash provided by investing activities	16,688	1,027
Cash Flows From Financing Activities:
Proceeds related to issuance of common shares through offerings, net of issuance costs	1,471	73,127
Proceeds related to issuance of stock for stock-based compensation arrangements, net	—	247
Net cash provided by financing activities	1,471	73,374
(Decrease) increase in cash, cash equivalents and restricted cash	(41)	45,593
Cash, cash equivalents and restricted cash at beginning of the period	42,855	58,418
Cash, cash equivalents and restricted cash at end of the period	$42,814	$104,011
Cash and cash equivalents	$42,814	$103,406
Restricted cash	—	605
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$42,814	$104,011

Supplemental disclosure of cash flow information:
Interest paid	$—	$1,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE Therapeutics Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

VYNE Therapeutics Inc. ("VYNE" or the "Company") is a biopharmaceutical company focused on developing proprietary, innovative and differentiated therapies for the treatment of immuno-inflammatory conditions. The Company is in the preclinical stages of developing products containing bromodomain and extra-terminal domain ("BET") inhibitor compounds. The Company's initial BET inhibitor candidate in development is VYN201, a locally administered pan-BET inhibitor, which the Company is exploring in various immuno-inflammatory diseases, including skin diseases. On August 10, 2022, the Company announced that its Phase 2a clinical trial evaluating the safety and efficacy of FMX114 for mild-to-moderate atopic dermatitis (“AD”) did not meet its primary endpoint. As a result, management and the board of directors will evaluate the Company's pipeline and prioritization of activities. The Company is a Delaware corporation, has its principal executive offices in Bridgewater, New Jersey and operates as one business segment.

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

On January 12, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Journey Medical Corporation ("Journey") pursuant to which the Company sold its MST franchise, including AMZEEQ, ZILXI, and FCD105 (the “MST Franchise”), to Journey. The assets include certain contracts, including the license agreement with Cutia Therapeutics (HK) Limited, inventory and intellectual property related to the MST Franchise (together, the “Assets”). Pursuant to the Purchase Agreement, Journey assumed certain liabilities of the MST Franchise including, among others, those arising from the Company's patent infringement suit initiated against Padagis Israel Pharmaceuticals Ltd. There were no current or long-term liabilities recorded by the Company which were transferred to Journey.

Pursuant to the Purchase Agreement, the Company received an upfront payment of $20.0 million at the closing of the sale and will receive an additional $5.0 million on the one-year anniversary of the closing of the transaction. The Company is also eligible to receive sales milestone payments of up to $450.0 million in the aggregate upon the achievement of specified levels of net sales on a product-by-product basis, beginning with annual net sales exceeding $100.0 million (with products covered in three categories (1) AMZEEQ (and certain modifications), (2) ZILXI (and certain modifications), and (3) FCD105 and other products covered by the patents being transferred, including certain modifications). In addition, the Company is entitled to receive certain payments from any licensing or sublicensing of the assets by Journey outside of the United States. See "Note 3 - Discontinued Operations" for additional discussion of the disposition.

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

On August 6, 2021, the Company exercised its option with respect to certain of In4Derm's pan-BD Inhibitor Compounds ("Topical Option"). Upon exercise of the Topical Option, the parties entered into a License Agreement granting the Company a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of In4Derm’s pan-BD BET inhibitor compounds in all fields. The Company paid a $1.0 million cash payment to In4Derm upon the execution of the Option

Agreement and $0.5 million in connection with entering into the License Agreement. These payments were recorded as a research and development expense in the period paid. Pursuant to the License Agreement, the Company has agreed to make cash payments to In4Derm upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States of up to $15.75 million for all indications. The License agreement provides for tiered royalty payments of up to 10% of annual net sales on the licensed product.

In addition, the Company currently expects to exercise its option (the "Oral BETi Option") for the oral BET inhibitor compounds (the "Oral BETi Compounds") following the selection of a lead candidate for the program. Under the terms of the initial agreement, the Oral BETi Option was to expire upon the earlier of (i) 14 days following the delivery of an agreed data package and selection of a lead new chemical entity ("NCE") candidate by In4Derm or (ii) June 30, 2022 (the "Option Term"). On June 15, 2022, the parties entered into a Letter Agreement (the “Letter Agreement”) to extend the Option Term to February 28, 2023. Pursuant to the terms of the Letter Agreement, the Company paid and recorded a related research and development expense of $386,366 USD (£300,000) on June 28, 2022, to In4Derm. In addition, a second payment of £850,000 will be due upon discovery of at least two potential preclinical candidates. If the second payment is not received by the time In4Derm delivers this data on or around August 31, 2022, the Option Term shall automatically be deemed expired without any further action on the part of either Party.

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
Liquidity and Capital Resources
Since inception, the Company has funded operations primarily through private and public placements of its equity, debt and warrants and through fees, cost reimbursements and payments received from its licensees. The Company commenced generating product revenues related to sales of AMZEEQ and ZILXI in January 2020 and October 2020, respectively. AMZEEQ and ZILXI were sold as part of the sale of the MST Franchise on January 12, 2022 and, as such, the Company no longer generates revenue from the sale of these products. The Company has incurred losses from continuing operations and experienced negative operating cash flows since its inception and anticipates that it will continue to incur losses until such a time when its product candidates, if approved, are commercially successful, if at all. The Company will not generate any revenue from any current or future product candidates unless and until it obtains regulatory approval and commercializes such products. For the six months ended June 30, 2022, the Company generated a net loss of $3.8 million and used $18.2 million of cash in operations. Net loss was the result of income from discontinued operations of $13.1 million and loss from continuing operations of $16.9 million

As of June 30, 2022, the Company had cash and cash equivalents of $42.8 million and an accumulated deficit of $643.3 million. The Company received gross proceeds of $20.0 million from the sale of the MST Franchise in January 2022 and will receive an additional payment of $5.0 million on the one-year anniversary of the sale. The Company had no outstanding debt as of June 30, 2022.
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
As described above, the Company refocused its limited resources on its immuno-inflammatory pipeline. Continued research and development activities for these programs, including preclinical and clinical testing of the Company's product candidates, will require significant additional financing. The future viability of the Company and its ability to continue as a going concern is dependent on its ability to raise sufficient working capital through either debt or equity financings to fund its operations and successfully develop commercially viable product candidates. There is no assurance the Company will be able to achieve these objectives under acceptable terms or at all.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that its unaudited interim condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is expected to be impacted by the outcome of the plans outlined above, including the Company's ability to raise additional capital to fund its operations and the development and results from clinical trials for the BET inhibitor programs. Based on its current plans and assumptions, the Company believes that absent sufficient proceeds received from financing transactions or business development transactions, the Company will not have sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements. This assumption does not include proceeds that can be drawn from Lincoln Park. Accordingly, the Company will, over the course of the next twelve months, require significant additional financing to continue its operations, including potentially selling a significant amount of shares pursuant to the Equity Purchase Agreement. In addition, the amount of proceeds the Company may be able to raise pursuant to its existing shelf registration statement on Form S-3 may be limited. As of the filing of this Quarterly Report on Form 10-Q, the Company is subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of its common stock held by non-affiliates of the Company. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling shares of its common stock using its Form S-3 until such time as its public float exceeds $75.0 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Failure to successfully receive additional financing will require the Company to delay, scale back or otherwise modify its business and its research and development activities and other operations. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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
The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022.
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
The COVID-19 pandemic and government measures taken in response to the pandemic had a negative impact on the Company's commercial operations in 2021. Access to healthcare providers was limited, which negatively impacted sales and the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI prior to the sale of the assets to Journey in January 2022. In addition, the Company further assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2022 and through the issuance of the unaudited consolidated financial statements.
d.Inventories
As of December 31, 2021, and January 12, 2022, the date the inventory was sold as part of the sale of the MST Franchise, inventories were stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis by product. The Company capitalized inventory costs associated with products following regulatory approval when future commercialization was considered probable and the future economic benefit was expected to be realized. The Company periodically reviewed its inventory levels and, if necessary, wrote down inventory that was expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that failed to meet commercial sale specifications, with a corresponding charge to cost of goods sold. There were no material write-downs during the three and six months ended June 30, 2021 or in the period from December 31, 2021 to January 12, 2022. As a result of the sale of the MST Franchise there were no inventory balances at June 30, 2022.
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
f.Collaboration arrangements
The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company will assess whether aspects of the arrangement between it and their collaboration partner are within the scope of other accounting literature.
g.Allowance for doubtful accounts
An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and provisions for doubtful accounts. Provisions for doubtful accounts were not material for the three and six months ended June 30, 2022 or June 30, 2021.
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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value. The Company did not have any assets or liabilities which were required to be measured at fair value as of June 30, 2022 or December 31, 2021.
i.Net income (loss) per share
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
The following stock options, restricted stock units (“RSUs”), warrants and incremental shares to be issued under the employee stock purchase plan (“ESPP”) were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	June 30,
	2022	2021
Outstanding stock options, RSUs and shares under the ESPP	5,866,862	5,365,232
Warrants	495,165	495,165
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
The following table presents the combined results of discontinued operations of the MST Franchise:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Product sales	$—	$3,963	$106	$7,852

Cost of goods sold	—	795	80	1,396

Operating expenses:
Research and development	—	1,361	—	3,439
Selling, general and administrative	241	11,046	(92)	21,930
Total operating expenses	241	12,407	(92)	25,369
Income (loss) from discontinued operations	(241)	(9,239)	118	(18,913)
Gain on the sale of the MST Franchise	—	—	13,005	—
Income (loss) from discontinued operations, before income taxes	(241)	(9,239)	13,123	(18,913)
Income tax expense	—	—	—	—
Net income (loss) from discontinued operations	$(241)	$(9,239)	$13,123	$(18,913)
The following table presents the carrying amounts of the classes of assets and liabilities related to the discontinued operations of the MST Franchise as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Current assets:
Inventory	$—	$7,291
Prepaid expenses and other assets	—	554
Total current assets of discontinued operations	$—	$7,845
The following table presents non-cash items related to discontinued operations, which are included in the Company's unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2022 and 2021:

(in thousands)	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash Flows From Operating Activities:
Stock-based compensation (income) expense*	$(352)	$771
(Gain) on the sale of the MST Franchise	(13,005)	—
Total non-cash items of discontinued operations	$(13,357)	$771

Supplemental disclosure of cash flow information:
Amount due from sale of MST Franchise	$5,000	$—
*Income from stock-based compensation is related to forfeitures.

The following table presents the gain on the sale of the MST Franchise:

(in thousands)	Six months ended June 30, 2022
Cash proceeds	$20,000
Proceeds to be paid in January 2023	5,000
25,000
Less transaction costs	(4,247)
Less book value of sold assets	(7,748)
Gain on sale, before income taxes	13,005
Income tax expense	—
Gain on sale net of tax	$13,005
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

NOTE 4 – SHARE CAPITAL
Common stock and preferred stock
As of June 30, 2022, the Company's Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of common stock and 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of June 30, 2022 and December 31, 2021.
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
Issuance of common stock
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
On August 12, 2021, the Company entered into a Sales Agreement (the "2021 Sales Agreement") with Cantor Fitzgerald to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald will act as the Company's sales agent. Cantor Fitzgerald is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2021 Sales Agreement. During the six months ended June 30, 2022, the Company issued and sold 2,587,855 shares of common stock at a weighted average per share price of $0.62 pursuant to the 2021 Sales Agreement for $1.5 million in net proceeds.
On March 15, 2022, the Company entered into the Equity Purchase Agreement, with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park, at the Company's discretion, up to $30.0 million of shares of its common stock over the 36-month term of the Equity Purchase Agreement. Upon execution of the Equity Purchase Agreement, the Company issued 1,667,593 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Equity Purchase Agreement. The issuance of these shares were specific incremental costs directly attributable to the proposed offering. The commitment shares were valued at $0.9 million and recorded as an addition to equity for the issuance of common stock and treated as a reduction to equity as a cost of capital to be raised under the Equity Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The Equity Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any additional cost or penalty. As of June 30, 2022, the Company had not sold any shares of its common stock to Lincoln Park under the Equity Purchase Agreement.
NOTE 5 – SHARE BASED COMPENSATION
Equity incentive plans:
As of June 30, 2022, 961,559 shares remain issuable under the 2019 Equity Incentive Plan (the "2019 Plan"). In addition, the Company maintains the 2018 Omnibus Incentive Plan (the "2018 Plan"). In January 2022, the number of shares reserved under the 2018 Plan automatically increased by 750,000 shares of common stock pursuant to the terms of the 2018 Plan. As of June 30, 2022, 203,886 shares remain issuable under the 2018 Plan.
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
As of June 30, 2022, 2,165,534 shares remain available for grant under the ESPP.
There were 66,673 shares of common stock purchased by employees pursuant to the ESPP during the six months ended June 30, 2022. There were no shares of common stock purchased by employees pursuant to the ESPP during the six months ended June 30, 2021.
Options and RSUs granted to employees and directors:
In the six months ended June 30, 2022, the Company granted options and RSUs as follows:

	Six months ended June 30, 2022
	Award amount	Exercise price range	Vesting period	Expiration
Employees and Directors:
Options	777,003	$0.61	2 years - 4 years	10 years
RSUs	726,102	—	4 years	—

The fair value of options and RSUs granted to employees and directors during the six months ended June 30, 2022 and the six months ended June 30, 2021 was $0.8 million and $7.5 million, respectively.
The fair value of RSUs granted is based on the share price on the grant date.
The fair value of options granted was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Six months ended June 30
	2022	2021
Dividend yield	0%	0%
Expected volatility	74.40%	68.38% - 69.12%
Risk-free interest rate	2.2%	0.50% - 1.05%
Expected term	6 years	6 years

Stock-based compensation expense (income) is reflected in the unaudited condensed consolidated statements of operations as follows:

	Three months ended June 30		Six months ended June 30
(in thousands)	2022	2021	2022	2021
Research and development expenses	$393	$442	$622	$900
Selling, general and administrative	770	1,070	1,786	2,672
Discontinued operations*	—	389	(352)	771
Total	$1,163	$1,901	$2,056	$4,343
*Income from stock based compensation is related to forfeitures.

NOTE 6 – OPERATING LEASES
Operating lease agreements
As of June 30, 2022, the Company has operating leases for corporate offices. The properties primarily relate to the Company’s principal executive office in Bridgewater, New Jersey and office space in Israel.
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

The lease liability matures September 30, 2022. The remaining lease liability of $31.0 thousand is reflective of the remaining principal payments with an immaterial amount of imputed interest.
The lease agreement for the office space in Israel is a one year lease that expires in December 2022. Given the short-term nature of the lease term, the Company did not recognize a right-of-use asset and liability.
As of December 31, 2021, the Company had a lien in the amount of $0.6 million related to a letter of credit on the Company’s cash in respect of bank guarantees granted in order to secure the lease agreements. In April 2022, the lien was released and the Company received the $0.6 million back due to the release. This amount was presented as restricted cash in the Company's unaudited condensed consolidated balance sheet as of December 31, 2021.
NOTE 7 – COMMITMENTS AND CONTINGENCIES
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of June 30, 2022, no claims or actions are pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2022 and our Annual Report on Form 10-K for the year ended December 31, 2021. In this Quarterly Report on Form 10-Q, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to VYNE Therapeutics Inc. The disclosure set forth in this section reflects our 1-for-4 reverse stock split, which was effected on February 12, 2021. Accordingly, all share amounts and per share amounts have been adjusted.
Company Overview
We are a biopharmaceutical company focused on developing proprietary, innovative and differentiated therapies for the treatment of immuno-inflammatory conditions. We are in the preclinical stages of developing products containing bromodomain and extra-terminal domain ("BET") inhibitor compounds. Our initial BET inhibitor candidate in development is VYN201, a locally administered pan-BET inhibitor, which we are exploring in various immuno-inflammatory diseases, including skin diseases. On August 10, 2022, we announced that our Phase 2a clinical trial evaluating the safety and efficacy of FMX114 for mild-to-moderate AD did not meet its primary endpoint. As a result, management and the board of directors will evaluate our pipeline and prioritization of activities.
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
On January 12, 2022, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Journey Medical Corporation ("Journey”) pursuant to which we sold our MST franchise, including AMZEEQ, ZILXI, and FCD105 (the “MST Franchise”), to Journey. The assets included certain contracts, including the license agreement with Cutia Therapeutics (HK) Limited (the “Cutia License Agreement”), inventory and intellectual property related to the MST Franchise (together, the “Assets”). Pursuant to the Purchase Agreement, Journey assumed certain liabilities of the MST Franchise including, among others, those arising from our patent infringement suit initiated against Padagis Israel Pharmaceuticals Ltd. There were no current or long-term liabilities recorded by us which were transferred to Journey.

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

Key Developments
Below is a summary of selected key developments affecting our business that have occurred since March 31, 2022:
•On April 7, 2022, we announced positive phase 1b efficacy data for FMX114 from our Phase 1b/2a trial for the treatment of mild-to-moderate AD. At week 2, FMX114 demonstrated a statistically significant reduction in both absolute and percent change in mean Atopic Dermatitis Severity Index score compared to vehicle.
•On May 17, 2022, we hosted a virtual Key Opinion Leader (“KOL”) event on our InhiBET™ BET inhibitor platform.

•On August 10, 2022, we announced that our Phase 2a clinical trial evaluating the safety and efficacy of FMX114 for mild-to-moderate AD did not meet its primary endpoint. As a result, management and the board of directors will evaluate our pipeline and prioritization of activities.

Financial Overview
We have incurred net losses since our inception. Except from the first quarter of 2020 until January 2022, when we conducted commercial operations, our business activities have been primarily limited to developing product candidates, raising capital and performing research and development activities. As of June 30, 2022, we had an accumulated deficit of $643.3 million. We recorded a net loss of $3.8 million and $40.5 million for the six months ended June 30, 2022 and 2021, respectively. The net loss for the six months ended June 30, 2022 was driven by an approximate $13.1 million of income from discontinued operations offset by loss from continuing operations of $16.9 million.
Prior to the sale of the MST Franchise, our capital resources and business efforts were largely focused on activities relating to the commercialization of AMZEEQ and ZILXI and advancing our product candidates and pipeline. As discussed above, we completed the sale of the MST Franchise in January 2022. Going forward, we will focus our resources on our immuno-inflammatory pipeline. Research and development activities for these programs, including preclinical and clinical testing of our product candidates, will require significant additional financing. Our future viability is dependent on our ability to successfully execute our business strategy and develop our product candidates and raise additional capital to finance operations. Our failure to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies.
Components of Operating Results
Revenues
Our revenue during the periods presented has been comprised of AMZEEQ and ZILXI product sales and royalty revenue.
AMZEEQ and ZILXI were commercially launched in January and October of 2020, respectively. We will not commercially launch our other product candidates in the United States or generate any revenues from sales of any of our product candidates unless and until we obtain marketing approval. We will not generate revenue from the sales of AMZEEQ or ZILXI after January 12, 2022 as a result of the sale of the assets. Product sales have been reclassified to discontinued operations for all periods presented.
Historically, we have generated revenues under development and license agreements including royalty payments in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer, which later assigned it to Leo Pharma A/S ("LEO"). In each of the six months ended June 30, 2022 and 2021 we received royalties of $0.3 million and $0.5 million.
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
Operating Expenses
Research and Development Expenses
Our research and development expenses relate primarily to the development of FMX114, VYN201 and VYN202. We charge all research and development expenses to operations as they are incurred. Following the sale of the MST Franchise in January

2022, our research and development will be focused on our immuno-inflammatory pipeline. As a result of the sale of the MST Franchise in January 2022, research and development expenses related to the MST Franchise have been reclassified to discontinued operations for all periods presented.
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
Interest expense
Interest expense is typically comprised of interest on bank debt. No interest was incurred during the three or six months ended June 30, 2022.
Other Expense, net
Other expense, net primarily consists of foreign exchange losses.
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2021, we had federal and state net operating loss carryforwards of $315.0 million and $105.6 million, respectively, of which $44.3 million and $105.6 million of these carryforwards will begin to expire starting in 2031 through 2040 for federal and state purposes, respectively. As of December 31, 2021, we had federal and state research and development tax credit carryforwards of $6.7 million and $1.2 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. As of December 31, 2021, we had $270.7 million in federal and state NOLs with no limited period of use. There are no significant updates through June 30, 2022.
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

Results of Operations
Comparison of the Three-Month Periods Ended June 30, 2022 and 2021
Summary of operations

	Three Months Ended June 30,
(in thousands)	2022	2021	Variance
Revenues
Royalty revenues	$126	$295	$(169)	(57.3)%
Total revenues	126	295	(169)	(57.3)%

Operating expenses:
Research and development	4,108	5,048	(940)	(18.6)%
Selling, general and administrative	4,305	4,789	(484)	(10.1)%
Total operating expenses	8,413	9,837	(1,424)	(14.5)%
Operating loss	(8,287)	(9,542)	1,255	(13.2)%
Interest expense	—	(1,074)	1,074	(100.0)%
Other income (expense)	52	(69)	121	(175.4)%
Loss from continuing operations before income taxes	(8,235)	(10,685)	2,450	(22.9)%
Income tax expense	—	—	—	—%
Loss from continuing operations	(8,235)	(10,685)	2,450	(22.9)%
Loss from discontinued operations	(241)	(9,239)	8,998	(97.4)%
Net loss	$(8,476)	$(19,924)	$11,448	(57.5)%
Revenue
Revenues totaled $0.1 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, consisting of royalty revenue.
We divested our minocycline business on January 12, 2022. As a result of the sale, we will not generate revenue from the sales of AMZEEQ or ZILXI following such date. In addition, the Cutia License Agreement was assigned to Journey in connection with the sale.
Research and Development Expenses
Our research and development expenses for the three months ended June 30, 2022 were $4.1 million, representing a decrease of $0.9 million, or 18.6%, compared to $5.0 million for the three months ended June 30, 2021. The decrease relates to a decrease of $0.7 million related to reduced spending on FMX114, a $0.5 million decrease in employee-related expenses, and $0.1 million of other research and development costs, partially offset by $0.4 million for the extension of the Option Term with respect to the Oral BETi Option.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2022 were $4.3 million, representing a decrease of $0.5 million, or 10.1%, compared to $4.8 million for the three months ended June 30, 2021. The decrease was primarily driven by lower employee-related expenses.

Interest Expense
No interest expense was incurred in the three months ended June 30, 2022. In the three months ended June 30, 2021, $1.1 million of interest expense was incurred. The decrease is attributable to the payment of all outstanding debt on August 11, 2021.
Other Income (Expense)
Other income for the three months ended June 30, 2022 was $52.0 thousand as compared with other expense $69.0 thousand for the three months ended June 30, 2021.
Comparison of the Six-Month Periods Ended June 30, 2022 and 2021
Summary of operations

	Six Months Ended June 30,
(in thousands)	2022	2021	Variance
Revenues
Royalty revenues	$304	$525	$(221)	(42.1)%
Total revenues	304	525	(221)	(42.1)%

Operating expenses:
Research and development	8,560	9,303	(743)	(8.0)%
Selling, general and administrative	8,722	10,521	(1,799)	(17.1)%
Total operating expenses	17,282	19,824	(2,542)	(12.8)%
Operating loss	(16,978)	(19,299)	2,321	(12.0)%
Interest expense	—	(2,136)	2,136	(100.0)%
Other income (expense)	49	(126)	175	(138.9)%
Loss from continuing operations before income taxes	(16,929)	(21,561)	4,632	(21.5)%
Income tax expense	—	—	—	—%
Loss from continuing operations	(16,929)	(21,561)	4,632	(21.5)%
Income (loss) from discontinued operations	13,123	(18,913)	32,036	(169.4)%
Net loss	$(3,806)	$(40,474)	$36,668	(90.6)%
Revenue
Revenues totaled $0.3 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively, consisting of royalty revenue.
We divested our minocycline business on January 12, 2022. As a result of the sale, we will not generate revenue from the sales of AMZEEQ or ZILXI following such date. In addition, the Cutia License Agreement was assigned to Journey in connection with the sale.
Research and Development Expenses
Our research and development expenses for the six months ended June 30, 2022 were $8.6 million, representing a decrease of 0.7 million, or 8.0%, compared to $9.3 million for the six months ended June 30, 2021. The decrease is mainly driven by compensation of $1.2 million, reduced spending on FMX114 of $1.0 million and other research and development costs of $0.4 million, partially offset by increased expenditures on VYN201 of $1.5 million and the payment of $0.4 million to extend the Option Term with respect to the Oral BETi Option.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the six months ended June 30, 2022 were $8.7 million, representing a decrease of $1.8 million, or 17.1%, compared to $10.5 million for the six months ended June 30, 2021. The decrease primarily related to lower employee-related expenses of $1.4 million and $0.4 million of other consulting expenses.
Interest Expense
No interest expense was incurred in the six months ended June 30, 2022. In the six months ended June 30, 2021, $2.1 million of interest expense was incurred. The decrease is attributable to the payment of all outstanding debt on August 11, 2021.
Other Income (Expense)
Other income for the six months ended June 30, 2022 was $49 thousand as compared with $126 thousand of other expense for the six months ended June 30, 2021.
Liquidity and Capital Resources
Since inception, we have funded operations primarily through private and public placements of our equity, debt and warrants and through fees, cost reimbursements and payments received from our licensees. We commenced generating product revenues related to sales of AMZEEQ and ZILXI in January 2020 and October 2020, respectively. AMZEEQ and ZILXI were sold as part of the sale of the MST Franchise on January 12, 2022 and, as such, we will no longer generate revenue from the sale of these products. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our product candidates, if approved, are commercially successful, if at all. We will not generate any revenue from any current or future product candidates unless and until we obtain regulatory approval and commercializes such products. For the six months ended June 30, 2022, we generated net loss of $3.8 million and used $18.2 million of cash in operations. The net loss was comprised of $13.1 million of income from discontinued operations and $16.9 million loss from continuing operations.
As of June 30, 2022, we had cash and cash equivalents of $42.8 million and an accumulated deficit of $643.3 million. We received proceeds of $20.0 million from the sale of the MST Franchise in January 2022 and will receive an additional payment of $5.0 million on the one-year anniversary of the sale. We had no outstanding debt as of June 30, 2022.
We have taken a number of actions to support our operations and meet our liquidity needs. Beginning in the second quarter of 2021, we conducted a review of our commercial and research and development portfolio to determine how to optimally deploy capital and drive shareholder value. Following our review, we initiated a process to explore a possible sale or license of our MST Franchise, including AMZEEQ, ZILXI, FCD105 and the underlying Molecule Stabilizing Technology platform and refocus our resources on our immuno-inflammatory development programs. As a result of this decision, we restructured our operations and reduced our workforce, which lowered operating costs. In January 2022, we sold our MST Franchise. In addition, in March 2022, we entered into the Equity Purchase Agreement with Lincoln Park Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $30.0 million of shares of common stock over the 36-month term of the Equity Purchase Agreement. As of June 30, 2022, no shares have been sold under the Equity Purchase Agreement.
As described above, following the sale of the MST Franchise, we refocused our limited resources on our immuno-inflammatory pipeline. Continued research and development activities for these programs, including preclinical and clinical testing of our product candidates, will require significant additional financing. Our future viability and our ability to continue as a going concern is dependent on our ability to raise sufficient working capital through either debt or equity financings to fund our operations and successfully develop commercially viable product candidates. There is no assurance the we will be able to achieve these objectives under acceptable terms or at all.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is expected to be impacted by the outcome of the plans outlined above, including our ability to raise additional capital to fund our operations and the development and results from clinical trials for the BET inhibitor programs. Based on our current plans and assumptions, we believe that absent sufficient proceeds received from equity transactions, financing transactions or business development transactions, we will not have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of the accompanying unaudited condensed consolidated financial statements. This assumption does not include proceeds that can be drawn from Lincoln Park under the Equity Purchase Agreement. Accordingly, we will, over the course of the next twelve months, require significant additional financing to continue our operations, including potentially selling a significant amount of shares pursuant to the Equity Purchase Agreement. In addition, the amount of proceeds we may be able to raise pursuant to our existing shelf registration statement on Form S-3 may be limited. As of the filing of this Quarterly Report on Form 10-Q, we are subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3 until such time as our public float exceeds $75 million. These factors raise substantial doubt about our ability to continue as a going concern. Failure to successfully receive additional financing will require us to delay, scale back or otherwise modify our business and our research and development activities and other operations. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Summary Statement of Cash Flows
The following table summarizes our statement of cash flows for the six months ended June 30, 2022 and 2021:

	Six months ended June 30
(in thousands)	2022	2021
Net cash (used in) / provided by:
Operating activities	$(18,200)	$(28,808)
Investing activities	$16,688	$1,027
Financing activities	$1,471	$73,374

Cash Used in Operating Activities
During the six months ended June 30, 2022, net cash used in operating activities was $18.2 million and primarily reflected our net loss of $3.8 million adjusted for the gain on the sale of the MST Franchise of $13.0 million and stock-based compensation of $2.1 million. The remainder of the cash used in operations is driven by net change in operating assets and liabilities.
During the six months ended June 30, 2021, net cash used in operations was $28.8 million and primarily reflected our net loss of $40.5 million, partially offset by non-cash stock-based compensation charges of $4.3 million. The remainder of the cash used in operations was driven by a net change in operating assets and liabilities.
Cash Provided by Investing Activities
In the six months ended June 30, 2022, net cash provided by investing activities was $16.7 million and was the result of net proceeds from the disposition of the MST Franchise.
In the six months ended June 30, 2021, net cash provided by investing activities was $1.0 million and was the result of a decrease in investments in bank deposits and marketable securities.
Cash Provided by Financing Activities
In the six months ended June 30, 2022, $1.5 million was provided by financing activities and was primarily attributable to the issuance of common stock.
In the six months ended June 30, 2021, $73.4 million was provided by financing activities and was primarily attributable to the issuance of common stock in January 2021.
Cash and Funding Sources
Our sources of liquidity in the six months ended June 30, 2022 consisted primarily of proceeds from the sale of the MST Franchise and proceeds from the issuance of common stock pursuant to our at-the-market offering facility.

Our sources of liquidity in the six months ended June 30, 2021 consisted primarily of proceeds from the issuance of common stock pursuant to our at-the-market offering facility and the registered direct offering in January 2021 and sales of AMZEEQ and ZILXI.
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
Revenue Recognition
We record revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). For the Collaboration Agreement under ASC 606, we identify the contract, we identify the performance obligations, determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when (or as) the performance obligation is satisfied.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the six months ended June 30, 2022 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
We may periodically become subject to legal proceedings and claims arising in connection with its business. As of June 30, 2022, no claims or actions are pending against us that, in the opinion in management, are likely to have a material adverse effect on us.
1A. Risk Factors.
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 17, 2022. As of June 30, 2022, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K and subsequent reports, except as set forth below.
Risks Related to our Liquidity

We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our research and development activities which would have a material adverse effect on our financial condition.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of June 30, 2022, we had approximately $42.8 million in cash and cash equivalents as well as negative cash flows from operating activities. We do not have sufficient cash and cash equivalents to fund our anticipated level of operations as they become due during the twelve months following the date of issuance of the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022. The aforementioned factors raise substantial doubt about our ability to continue as a going concern. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion regarding our liquidity. We may not be able to raise adequate proceeds from financing or business development transactions. Accordingly, additional funds may not be obtained for our ongoing operations and we may not succeed in our future operations. Unless we are able to raise additional capital to finance our operations, our long-term business plans may not be accomplished, and we may be forced to cease, reduce, or delay operations. Furthermore, if we issue equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6.  Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-K	3/17/2022	3.1

3.2	Amended and Restated Bylaws.	8-K	9/08/2020	3.2

10.1#	Letter Agreement, dated as of June 15, 2022, by and between VYNE Therapeutics Inc. and In4Derm Limited.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of VYNE Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within Exhibit 101 attachments).
_______________________________________________________

# Exhibits and schedules omitted pursuant to Item 601(a)(5) of Regulation S-K.
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
Dated: August 12, 2022

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tyler Zeronda
Tyler Zeronda Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)