Form 10-Q
period 2022-09-30
VYNE Therapeutics Inc.
filed 2022-11-14
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___.
Commission file number 001-38356
VYNE THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Delaware	45-3757789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
685 Route 202/206, Suite 301A
Bridgewater, New Jersey 08807
(Address of principal executive offices including zip code)
(800) 775-7936
(Registrant’s telephone number, including area code)

520 U.S. Highway 22, Suite 204
Bridgewater, New Jersey 08807
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
Yes  ☐ No  ☒
As of November 1, 2022, there were 58,035,827 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

We own or have rights to various copyrights, trademarks, and trade names used in our business in the United States and/or other countries. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” "if," “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” "until," “will,” “would,” and similar expressions or variations.
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
•our ability to select a lead candidate and exercise our option with respect to an oral BET inhibitor under the terms of the Evaluation and Option Agreement with Tay Therapeutics Limited;
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

•our ability to successfully challenge intellectual property claimed by others or otherwise protect our intellectual property;
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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	September 30	December 31
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$35,510	$42,250
Restricted cash	67	605
Trade receivables, net of allowances	471	7,583
Amount due from sale of MST Franchise	5,000	—
Prepaid expenses and other assets	2,998	4,565
Operating lease right of use assets	—	338
Discontinued operations - current assets	—	7,845
Total Current Assets	44,046	63,186
Property and equipment, net	127	354
Non-current prepaid expenses and other assets	2,735	3,506
Total Assets	$46,908	$67,046

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables	$2,523	$6,510
Accrued expenses	2,164	8,593
Employee related obligations	1,944	2,752
Liability for employee severance benefits	208	206
Operating lease liabilities	—	349
Total Liabilities	6,839	18,410

Stockholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized at September 30, 2022 and December 31, 2021; 58,035,827 and 53,577,744 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	692,853	688,156
Accumulated deficit	(652,790)	(639,525)
Total Stockholders' Equity	40,069	48,636
Total Liabilities and Stockholders’ Equity	$46,908	$67,046
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Revenues
Royalty revenues	$167	$133	$471	$658
Total Revenues	167	133	471	658

Operating expenses:
Research and development	5,546	5,917	14,106	15,219
Selling, general and administrative	3,954	4,983	12,676	15,504
Total operating expenses	9,500	10,900	26,782	30,723
Operating loss	(9,333)	(10,767)	(26,311)	(30,065)
Interest expense	—	(3,474)	—	(5,610)
Other income (expense)	78	(35)	127	(161)
Loss from continuing operations before income taxes	(9,255)	(14,276)	(26,184)	(35,836)
Income tax expense	—	—	—	—
Loss from continuing operations	(9,255)	(14,276)	(26,184)	(35,836)
(Loss) income from discontinued operations, net of income taxes	(204)	(7,009)	12,919	(25,923)
Net loss	$(9,459)	$(21,285)	$(13,265)	$(61,759)

Loss per share from continuing operations, basic and diluted	$(0.16)	$(0.27)	$(0.46)	$(0.71)
(Loss) income per share from discontinued operations, basic and diluted	$—	$(0.14)	$0.23	$(0.51)
Loss per share, basic and diluted	$(0.16)	$(0.41)	$(0.23)	$(1.22)

Weighted average shares outstanding - basic and diluted	57,930	52,028	57,117	50,776
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Number of Shares	Amounts	Amounts
BALANCE AT JANUARY 1, 2021	43,205,221	$4	$603,685	$(566,196)	$37,493
CHANGES DURING THE PERIOD:
Net loss	—	—	—	(61,759)	(61,759)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	305,105	—	393	—	393
Stock-based compensation	—	—	6,748	—	6,748
Issuance of common stock under at-the-market offering, net of $998 issuance costs	4,726,012	—	29,187	—	29,187
Issuance of common stock through a registered direct offering, net of $3,177 issuance costs	5,274,261	1	46,823	—	46,824
BALANCE AT SEPTEMBER 30, 2021	53,510,599	$5	$686,836	$(627,955)	$58,886

BALANCE AT JANUARY 1, 2022	53,577,744	$5	$688,156	$(639,525)	$48,636
CHANGES DURING THE PERIOD:
Net loss	—	—	—	(13,265)	(13,265)
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	202,635	—	(3)	—	(3)
Stock-based compensation	—	—	3,230	—	3,230
Issuance of commitment shares in March 2022	1,667,593	—	—	—	—
Issuance of common stock under at-the-market offering, net of $135 in issuance costs	2,587,855	1	1,470	—	1,471
BALANCE AT SEPTEMBER 30, 2022	58,035,827	$6	$692,853	$(652,790)	$40,069
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Number of Shares	Amounts	Amounts
BALANCE AT JULY 1, 2021	51,511,845	$5	$681,558	$(606,670)	$74,893
CHANGES DURING THE PERIOD:
Net loss	—	—	—	(21,285)	(21,285)
Exercise of options, vesting of restricted stock units and shares issued under employee stock purchase plan	50,754	—	(10)	—	(10)
Stock-based compensation	—	—	2,405	—	2,405
Issuance of common stock under at-the-market offering, net of $184 issuance costs	1,948,000	—	2,883	—	2,883
BALANCE AT SEPTEMBER 30, 2021	53,510,599	$5	$686,836	$(627,955)	$58,886

BALANCE AT JULY 1, 2022	58,005,616	$6	$691,682	$(643,331)	$48,357
CHANGES DURING THE PERIOD:
Net loss	—	—	—	(9,459)	(9,459)
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	30,211	—	(3)	—	(3)
Stock-based compensation	—	—	1,174	—	1,174
BALANCE AT SEPTEMBER 30, 2022	58,035,827	$6	$692,853	$(652,790)	$40,069
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Nine months ended September 30
	2022	2021
Cash Flows From Operating Activities:
Net loss	(13,265)	(61,759)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227	83
Changes in accrued liability for employee severance benefits, net of retirement fund profit	2	(108)
Stock-based compensation	3,230	6,748
Non-cash finance income, net	—	1,281
Debt prepayment premium	—	1,432
Gain on the sale of the MST Franchise	(12,918)	—
Changes in operating assets and liabilities:
Decrease in trade receivables	8,853	5,262
Decrease (increase) in inventory	97	(666)
Decrease in other non-current assets	—	1,217
(Decrease) increase in trade payables, accrued expenses and liability for employee related severance benefits	(11,202)	167
Decrease in operating lease liabilities	(349)	(6)
Net cash used in operating activities	(25,325)	(46,349)
Cash Flows From Investing Activities:
Net proceeds from the sale of the MST Franchise	16,602	—
Proceeds from the sale and maturity of marketable securities and bank deposits	—	1,027
Net cash provided by investing activities	16,602	1,027
Cash Flows From Financing Activities:
Proceeds related to issuance of common shares through offerings, net of issuance costs	1,471	76,010
Debt repayment	—	(36,432)
(Withholdings) proceeds related to issuance of stock for stock-based compensation arrangements, net	(26)	237
Net cash provided by financing activities	1,445	39,815
Decrease in cash, cash equivalents and restricted cash	(7,278)	(5,507)
Cash, cash equivalents and restricted cash at beginning of the period	42,855	58,418
Cash, cash equivalents and restricted cash at end of the period	$35,577	$52,911
Cash and cash equivalents	$35,510	$52,306
Restricted cash	67	605
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$35,577	$52,911

Supplementary information on investing and financing non-cash activities:
Issuance of vested shares under employee stock purchase plan	$23	$144
Amount due from sale of MST Franchise	$5,000	$—

Supplemental disclosure of cash flow information:
Interest received	$197	$15
Interest paid	$—	$2,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE Therapeutics Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

VYNE Therapeutics Inc. ("VYNE" or the "Company") is a biopharmaceutical company focused on developing proprietary, innovative and differentiated therapies for the treatment of immuno-inflammatory conditions. The Company is developing products containing bromodomain and extra-terminal domain ("BET") inhibitor compounds. The Company's initial BET inhibitor candidate in development is VYN201, a locally administered pan-BET inhibitor, which the Company is evaluating in various immuno-inflammatory diseases. The Company expects to initiate its first in-human clinical trial evaluating the safety and efficacy of VYN201 for the treatment of vitiligo in November of 2022.

On August 10, 2022, the Company announced that its Phase 2a clinical trial evaluating the safety and efficacy of FMX114 for mild-to-moderate atopic dermatitis ("AD") did not meet its primary endpoint, which was based on assessments of the absolute and percent change relative to baseline in the atopic dermatitis severity index ("ADSI") scoring assessment at week 4. In the weeks that followed, the Company performed additional analyses which showed that while efficacy results for FMX114 were not statistically significant at week 4, FMX114 was statistically superior to vehicle at weeks 1, 2 and 3 in the Phase 2a trial. Additionally, data received from the two-week open label extension during which both AD lesions of participating patients were treated with FMX114 showed that efficacy results continued to develop beyond week 4 of the study and that the separation of treatment effect for lesions treated with FMX114 as compared to lesions treated with vehicle increased for lesions that had a higher ADSI score at baseline. Accordingly, the Company believes that FMX114 may have an improved overall treatment effect on patients with more severe disease at baseline and that FMX114 may have increased potential to effectively treat patients with more moderate-to-severe AD. In light of these analyses, the Company is currently evaluating its development strategy for FMX114.

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

Pursuant to the Purchase Agreement, the Company received an upfront payment of $20.0 million at the closing of the sale and will receive an additional $5.0 million on the one-year anniversary of the closing of the transaction. The Company is also eligible to receive sales milestone payments of up to $450.0 million in the aggregate upon the achievement of specified levels of net sales on a product-by-product basis, beginning with annual net sales exceeding $100.0 million (with products covered in three categories: (1) AMZEEQ (and certain modifications), (2) ZILXI (and certain modifications), and (3) FCD105 and other products covered by the patents being transferred, including certain modifications). In addition, the Company is entitled to receive certain payments from any licensing or sublicensing of the assets by Journey outside of the United States. See "Note 3 - Discontinued Operations" for additional discussion of the disposition.

In addition, on August 12, 2021, the Company announced a transaction with Tay Therapeutics Limited (formerly known as In4Derm Limited), a company incorporated and registered in Scotland (“Tay”). Tay is a spin-out of the University of Dundee’s School of Life Sciences which has discovered and is developing proprietary BET inhibitors for the treatment of immunology and oncology conditions. On April 30, 2021, the parties entered into an Evaluation and Option Agreement (the “Option Agreement”) pursuant to which Tay granted the Company an exclusive option to obtain exclusive worldwide rights to research, develop and commercialize products containing Tay’s BET inhibitor compounds, which are new chemical entities for treatments in all fields for any disease, disorder or condition in humans.

On August 6, 2021, the Company exercised its option with respect to certain of Tay's pan-BD Inhibitor Compounds ("Topical Option"). Upon exercise of the Topical Option, the parties entered into a License Agreement granting the Company a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s pan-BD BET inhibitor compounds in all fields. The Company paid a $1.0 million cash payment to Tay upon the execution of the Option Agreement and $0.5 million in connection with entering into the License Agreement. These payments were recorded as a research and development expense in the period paid. Pursuant to the License Agreement, the Company has agreed to make cash payments to Tay upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States of up to $15.75 million for all indications. The License agreement provides for tiered royalty payments of up to 10% of annual net sales on the licensed product.

In addition, the Company currently expects to exercise its option (the "Oral BETi Option") for the oral BET inhibitor compounds (the "Oral BETi Compounds") following the selection of a lead candidate for the program and the completion of certain preclinical evaluations. Under the terms of the initial agreement, the Oral BETi Option was to expire upon the earlier of (i) 14 days following the delivery of an agreed data package and selection of a lead new chemical entity ("NCE") candidate by Tay or (ii) June 30, 2022 (the "Option Term"). On June 15, 2022, the parties entered into a Letter Agreement (the “Letter Agreement”) to extend the Option Term to February 28, 2023. Pursuant to the terms of the Letter Agreement, the Company paid $386,366 (£300,000) on June 28, 2022 to Tay. In addition, a second payment of $997,407 (£850,000) was paid to Tay on August 29, 2022 following the discovery of potential preclinical candidates. Both payments were recorded as research and development expense.

Upon exercise of the exclusive Oral BETi Option, the parties will sign a license agreement (the “Oral License Agreement”), and the Company will be required to pay Tay a $4.0 million cash payment. The Oral License Agreement will include cash payments of up to $43.75 million payable to Tay upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications. The license agreements also provide for tiered royalty payments of up to 10% of net annual sales across licensed BET inhibitor products by the Company. Tay is entitled to additional milestones upon the achievement of regulatory approvals in certain jurisdictions outside the United States.

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
Liquidity and Capital Resources

Since inception, the Company has funded operations primarily through private and public placements of its equity, debt and warrants and through fees, cost reimbursements and payments received from its licensees. The Company commenced generating product revenues related to sales of AMZEEQ and ZILXI in January 2020 and October 2020, respectively. AMZEEQ and ZILXI were sold as part of the sale of the MST Franchise on January 12, 2022 and, as such, the Company no longer generates revenue from the sale of these products. The Company has incurred losses from continuing operations and experienced negative operating cash flows since its inception and anticipates that it will continue to incur losses until such a time when its product candidates, if approved, are commercially successful, if at all. The Company will not generate any revenue from any current or future product candidates unless and until it obtains regulatory approval and commercializes such products. For the nine months ended September 30, 2022, the Company generated a net loss of $13.3 million and used $25.3 million of cash in operations. Net loss was the result of income from discontinued operations of $12.9 million and loss from continuing operations of $26.2 million.
As of September 30, 2022, the Company had cash and cash equivalents, and restricted cash of $35.6 million and an accumulated deficit of $652.8 million. The Company received gross proceeds of $20.0 million from the sale of the MST Franchise in January 2022 and will receive an additional payment of $5.0 million on the one-year anniversary of the sale. The Company had no outstanding debt as of September 30, 2022.
The Company has taken a number of actions to support its operations and meet its liquidity needs. Beginning in the second quarter of 2021, the Company conducted a review of its commercial and research and development portfolio to determine how to optimally deploy capital and drive shareholder value. Following its review, the Company initiated a process to explore a possible sale or license of its MST Franchise, including AMZEEQ, ZILXI, FCD105 and the underlying MST platform and refocus its resources on its immuno-inflammatory development programs. As a result of this decision, the Company restructured its operations and reduced its workforce, which lowered operating costs. In January 2022, the Company sold its MST Franchise.
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

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that its unaudited interim condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is expected to be impacted by the outcome of the plans outlined above, including the Company's ability to raise additional capital to fund its operations and the development and results from clinical trials for the BET inhibitor programs. Based on its current plans and assumptions, the Company believes that absent sufficient proceeds received from financing transactions or business development transactions, the Company will not have sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements. This assumption does not include proceeds that can be drawn from Lincoln Park. Accordingly, the Company will, over the course of the next twelve months, require significant additional financing to continue its operations and meaningfully advance the development of its product candidates, including potentially selling a significant amount of shares pursuant to the Equity Purchase Agreement. The Company may also employ strategies to further extend its ability to fund its operations including: (1) identification of third-party partners to further develop, obtain marketing approval for and/or commercialize its product candidates, which may generate revenue and/or milestone payments and/or (2) refocusing its resources on research and development programs it chooses to prioritize and reducing spending on other programs by delaying or discontinuing development. In addition, the amount of proceeds the Company may be able to raise pursuant to its existing shelf registration statement on Form S-3 may be limited. As of the filing of this Quarterly Report on Form 10-Q, the Company is subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of its common stock held by non-affiliates of the Company. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling shares of its common stock using its Form S-3 until such time as its public float exceeds $75.0 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Failure to successfully receive additional financing will require the Company to delay, scale back or otherwise modify its business and its research and development activities and other operations. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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
The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022.
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
The COVID-19 pandemic and government measures taken in response to the pandemic had a negative impact on the Company's commercial operations in 2021. Access to healthcare providers was limited, which negatively impacted sales and the Company's ability to execute its commercial strategy with respect to AMZEEQ and ZILXI prior to the sale of the assets to Journey in January 2022. In addition, the Company further assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2022 and through the issuance of the unaudited consolidated financial statements.
d.Restricted Cash
As of September 30, 2022, the Company had restricted cash of $0.1 million. This amount represents bank guarantees for the Company's Israel branch.
e.Inventories
As of December 31, 2021 and January 12, 2022, the date the inventory was sold as part of the sale of the MST Franchise, inventories were stated at the lower of cost and net realizable value with cost determined on a first-in, first-out basis by product. The Company capitalized inventory costs associated with products following regulatory approval when future commercialization was considered probable and the future economic benefit was expected to be realized. The Company periodically reviewed its inventory levels and, if necessary, wrote down inventory that was expected to expire prior to being sold, inventory in excess of expected sales requirements and inventory that failed to meet commercial sale specifications, with a corresponding charge to cost of goods sold. There were no material write-downs during the three and nine months ended September 30, 2021 or in the period from December 31, 2021 to January 12, 2022. As a result of the sale of the MST Franchise there were no inventory balances at September 30, 2022.
f.Revenue Recognition
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
g.Collaboration arrangements
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
h.Allowance for doubtful accounts

An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and provisions for doubtful accounts. Provisions for doubtful accounts were not material for the three and nine months ended September 30, 2022 or September 30, 2021.
i.Fair value measurement
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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value. The Company did not have any assets or liabilities which were required to be measured at fair value as of September 30, 2022 or December 31, 2021.
j.Net income (loss) per share
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
The following stock options, restricted stock units (“RSUs”), warrants and incremental shares to be issued under the employee stock purchase plan (“ESPP”) were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	September 30,
	2022	2021
Outstanding stock options, RSUs and shares under the ESPP	5,850,390	5,303,135
Warrants	495,165	495,165
k.Discontinued operations
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
l.Newly issued and recently adopted accounting pronouncements
Recent Accounting Guidance Issued:
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
The following table presents the combined results of discontinued operations of the MST Franchise:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Product sales	$—	$3,953	$106	$11,805

Cost of goods sold	—	1,049	80	2,445

Operating expenses:
Research and development	—	1,064	—	4,503
Selling, general and administrative	117	8,849	25	30,780
Total operating expenses	117	9,913	25	35,283
Income (loss) from discontinued operations	(117)	(7,009)	1	(25,923)
(Loss) gain on the sale of the MST Franchise	(87)	—	12,918	—
Income (loss) from discontinued operations, before income taxes	(204)	(7,009)	12,919	(25,923)
Income tax expense	—	—	—	—
Net income (loss) from discontinued operations	$(204)	$(7,009)	$12,919	$(25,923)

The following table presents the carrying amounts of the classes of assets and liabilities related to the discontinued operations of the MST Franchise as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Current assets:
Inventory	$—	$7,291
Prepaid expenses and other assets	—	554
Total current assets of discontinued operations	$—	$7,845
The following table presents non-cash items related to discontinued operations, which are included in the Company's unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2022 and 2021:

(in thousands)	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash Flows From Operating Activities:
Stock-based compensation (income) expense*	$(352)	$1,079
Gain on the sale of the MST Franchise	(12,918)	—
Total non-cash items of discontinued operations	$(13,270)	$1,079

Supplemental disclosure of cash flow information:
Amount due from sale of MST Franchise	$5,000	$—
*Income from stock-based compensation is related to forfeitures.
The following table presents the gain on the sale of the MST Franchise:

(in thousands)	Nine months ended September 30, 2022
Cash proceeds	$20,000
Proceeds to be paid in January 2023	5,000
25,000
Less transaction costs	(4,334)
Less book value of sold assets	(7,748)
Gain on sale, before income taxes	12,918
Income tax expense	—
Gain on sale net of tax	$12,918
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

NOTE 4 – SHARE CAPITAL
Common stock and preferred stock
As of September 30, 2022, the Company's Certificate of Incorporation, as amended, authorizes the Company to issue 150,000,000 shares of common stock and 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of September 30, 2022 and December 31, 2021.

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

On August 12, 2021, the Company entered into a Sales Agreement (the "2021 Sales Agreement") with Cantor Fitzgerald to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald will act as the Company's sales agent. Cantor Fitzgerald is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2021 Sales Agreement. During the three months ended September 30, 2021, the Company issued and sold 1,948,000 shares of common stock at a weighted average per share price of $1.57 pursuant to the Sales Agreement for $2.9 million in net proceeds. During the nine months ended September 30, 2022, the Company issued and sold 2,587,855 shares of common stock at a weighted average per share price of $0.62 pursuant to the 2021 Sales Agreement for $1.5 million in net proceeds.
On March 15, 2022, the Company entered into the Equity Purchase Agreement, with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park, at the Company's discretion, up to $30.0 million of shares of its common stock over the 36-month term of the Equity Purchase Agreement. Upon execution of the Equity Purchase Agreement, the Company issued 1,667,593 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Equity Purchase Agreement. The issuance of these shares were specific incremental costs directly attributable to the proposed offering. The commitment shares were valued at $0.9 million and recorded as an addition to equity for the issuance of common stock and treated as a reduction to equity as a cost of capital to be raised under the Equity Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The Equity Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any additional cost or penalty. As of September 30, 2022, the Company had not sold any shares of its common stock to Lincoln Park under the Equity Purchase Agreement.
Warrants

As of September 30, 2022, the Company had equity-classified warrants to purchase an aggregate of 495,165 shares of the Company’s common stock outstanding, with an exercise price of $4.27. The exercise price will be adjusted in the event of issuances of common stock at a price lower than the exercise price of the warrants then in effect (the “Down Round Feature”). During the nine months ended September 30, 2022 and 2021, the Down Round Feature was triggered due to the price per share received from the issuance of common stock. The Company calculated the value of the effect of Down Round Feature measured as the difference between the warrants’ fair value, using the Black-Scholes-Merton option-pricing model, before and after the Down Round Feature was triggered using the original exercise price and the new exercise price. The difference in fair value of the effect of the Down Round Feature was immaterial and had no impact on net loss per share in the periods presented. The exercise price will continue to be adjusted in the event the Company issues additional shares of common stock below the current exercise price, in accordance with the terms of the warrants.

NOTE 5 – SHARE BASED COMPENSATION
Equity incentive plans:
As of September 30, 2022, 916,535 shares remain issuable under the 2019 Equity Incentive Plan (the "2019 Plan"). In addition, the Company maintains the 2018 Omnibus Incentive Plan (the "2018 Plan"). In January 2022, the number of shares reserved under the 2018 Plan automatically increased by 750,000 shares of common stock pursuant to the terms of the 2018 Plan. As of September 30, 2022, 220,357 shares remain issuable under the 2018 Plan.
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
As of September 30, 2022, 2,165,534 shares remain available for grant under the ESPP.
There were 66,673 shares of common stock purchased by employees pursuant to the ESPP during the nine months ended September 30, 2022. There were 42,989 shares of common stock purchased by employees pursuant to the ESPP during the nine months ended September 30, 2021.
Options and RSUs granted to employees and directors:
In the nine months ended September 30, 2022, the Company granted options and RSUs as follows:

	Nine months ended September 30, 2022
	Award amount	Exercise price range	Vesting period	Expiration
Employees and Directors:
Options	879,503	$0.31 - $0.61	1 year - 4 years	10 years
RSUs	726,102	—	4 years	—

The fair value of options and RSUs granted to employees and directors during the nine months ended September 30, 2022 and the nine months ended September 30, 2021 was $0.8 million and $9.4 million, respectively.
The fair value of RSUs granted is based on the share price on the grant date.
The fair value of options granted was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Nine months ended September 30
	2022	2021
Dividend yield	0%	0%
Expected volatility	73.70% - 74.40%	68.38% - 69.38%
Risk-free interest rate	2.20% - 2.92%	0.50% - 1.29%
Expected term	6 years	6 years

Stock-based compensation expense (income) is reflected in the unaudited condensed consolidated statements of operations as follows:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2022	2021	2022	2021
Research and development expenses	$355	$435	$977	$1,335
Selling, general and administrative	819	1,662	2,605	4,334
Discontinued operations*	—	308	(352)	1,079
Total	$1,174	$2,405	$3,230	$6,748
*Income from stock based compensation is related to forfeitures.

NOTE 6 – OPERATING LEASES
Operating lease agreements
As of September 30, 2022, the Company had operating leases for its corporate offices. The properties primarily related to the Company’s principal executive office in Bridgewater, New Jersey and office space in Israel.
On March 13, 2019, the Company signed an amendment to the original lease agreement for its principal executive office in Bridgewater, New Jersey (the “Lease Amendment”). The Lease Amendment included an extension of the lease period of the 10,000 square feet previously leased under the original agreement (the “Original Space”) and an addition of 4,639 square feet (the “Additional Space”). The Company entered the Additional Space following a period of preparation by the lessor completed during September 2019 (the “Commencement Date”). The term included in the Lease Amendment expired on September 30, 2022.
Pursuant to the Lease Amendment, the Company recognized an additional right of use asset and liability in the amount of $0.7 million. The Additional Space was considered a new lease agreement and was recognized as a right of use asset and liability, in the amount of $0.3 million, on the Commencement Date. The lease liability matured on September 30, 2022.
In November 2022, the Company transitioned to a smaller corporate headquarters and signed a Sublease Agreement (the “Sublease”) to sublease approximately 5,755 square feet of office space (the “Leased Premises”) in Bridgewater, New Jersey through September 30, 2023. In addition, the Company signed a Lease Agreement (the “Master Lease”) to lease the Leased Premises following the termination of the Sublease through September 30, 2025.
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
NOTE 7 – COMMITMENTS AND CONTINGENCIES
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of September 30, 2022, no claims or actions are pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.
NOTE 8 – SUBSEQUENT EVENTS

On November 11, 2022, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mutual Fund Series Trust, on behalf of AlphaCentric LifeSci Healthcare Fund (the “Purchaser”), pursuant to which the Company issued on November 14, 2022 (the “Closing Date”), in a private placement transaction (the “Transaction”), an aggregate of 3,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred”), for an aggregate subscription amount equal to $300,000.

The Purchase Agreement requires that the Company convene, no later than January 31, 2023 (excluding adjournments and assuming no review of the Company’s proxy statement by the Securities and Exchange Commission), an annual meeting or special meeting of stockholders for the purpose of presenting to the Company’s stockholders a proposal (the “Proposal”) to approve a reverse stock split of its outstanding Common Stock (the “Reverse Stock Split”), with the recommendation of the Board of Directors that the Proposal be approved, and that the Company use reasonable best efforts to obtain approval of the Proposal.

Additionally, the Purchase Agreement contains customary representations, warranties and agreements of the Company and the Purchaser, and customary indemnification rights and obligations of the parties. Pursuant to the Purchase Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Delaware designating the rights, preferences and limitations of the Series A Preferred. The Certificate of Designation provides, among other things, that except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series A Preferred will have no voting rights (other than the right to vote as a class on certain matters as provided in the Certificate of Designation). However, pursuant to the Certificate of Designation, each share of Series A Preferred entitles the holder thereof (i) to vote on the Proposal and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Proposal, and (ii) to 1,000,000 votes per share of Series A Preferred on the Proposal and any such adjournment proposal. The Series A Preferred shall, except as required by law, vote together with the Common Stock (and other issued and outstanding shares of preferred stock entitled to vote), as a single class; provided, however, that such shares of Series A Preferred shall, to the extent cast on the Proposal or any such adjournment proposal, be automatically and without further action of the holders thereof voted in the same proportion as the shares of Common Stock (excluding abstentions and any shares of Common Stock that are not voted) and any other issued and outstanding shares of preferred stock of the Company entitled to vote (other than the Series A Preferred or shares of such other preferred stock, if any, not voted) are voted on the Proposal.

The shares of Series A Preferred are convertible at the option of the holder, at a conversion price of $0.26 per share (subject in certain circumstances to adjustments), into shares of the Company’s common stock, at any time and from time to time from and after 15 business days following the earlier of (i) the date of the approval of the Proposal or (ii) the date the Company otherwise satisfies the Nasdaq listing requirements.

The Company has the right to redeem the Series A Preferred at any time during the 15 business days following the approval of the Proposal (the "Company Redemption Period") at 120% of the stated value. Each holder of Series A Preferred will have the right to require the Company to redeem all or a portion of the Series A Preferred held by such holder following the expiration of the Company Redemption Period at 130% of the stated value. In addition, the Company will automatically redeem all of the Series A Preferred within five business days following a delisting event as specified in the Certificate of Designation at 130% of the stated value.

See "Part II. Item 5. Other Information" for additional information regarding the Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2022 and our Annual Report on Form 10-K for the year ended December 31, 2021. In this Quarterly Report on Form 10-Q, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to VYNE Therapeutics Inc. The disclosure set forth in this section reflects our 1-for-4 reverse stock split, which was effected on February 12, 2021. Accordingly, all share amounts and per share amounts have been adjusted.
Company Overview
We are a biopharmaceutical company focused on developing proprietary, innovative and differentiated therapies for the treatment of immuno-inflammatory conditions. We are developing products containing bromodomain and extra-terminal domain ("BET") inhibitor compounds. Our initial BET inhibitor candidate in development is VYN201, a locally administered pan-BET inhibitor, which we are evaluating in various immuno-inflammatory diseases, including skin diseases. We expect to initiate our first in-human clinical trial evaluating the safety and efficacy of VYN201 for the treatment of vitiligo in November of 2022.
On August 10, 2022, we announced that our Phase 2a clinical trial evaluating the safety and efficacy of FMX114 for mild-to-moderate AD did not meet its primary endpoint, which was based on assessments of the absolute and percent change relative to baseline in the ADSI scoring assessment at week 4. In the weeks that followed, we performed additional analyses which showed that while efficacy results for FMX114 were not statistically significant at week 4, FMX114 was statistically superior to vehicle at weeks 1, 2 and 3 in the Phase 2a trial. Additionally, data received from the two-week open label extension during which both AD lesions of participating patients were treated with FMX114 showed that efficacy results continued to develop beyond week 4 of the study and that the separation of treatment effect for lesions treated with FMX114 as compared to lesions treated with vehicle increased for lesions that had a higher ADSI score at baseline. Accordingly, we believe that FMX114 may have an improved overall treatment effect on patients with more severe disease at baseline and that FMX114 may have increased potential to effectively treat patients with more moderate-to-severe AD. In light of these analyses, we are currently evaluating our development strategy for FMX114.
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

Pursuant to the Purchase Agreement, we received an upfront payment of $20.0 million at the closing of the sale and will receive an additional $5.0 million on the one-year anniversary of the closing of the transaction. We are also eligible to receive sales milestone payments of up to $450.0 million in the aggregate upon the achievement of specified levels of net sales on a product-by-product basis, beginning with annual net sales exceeding $100.0 million (with products covered in three categories: (1) AMZEEQ (and certain modifications), (2) ZILXI (and certain modifications), and (3) FCD105 and other products covered by the patents being transferred, including certain modifications). In addition, we are entitled to receive certain payments from any licensing or sublicensing of the assets by Journey outside of the United States.

As we transitioned from a commercial organization to one focused on research and development, we further streamlined operations by continuing to eliminate the vast majority of planned expenditures supporting our commercial operations. Furthermore, we reduced our workforce of 106 as of December 31, 2020 to 28 at the time of the sale of the MST Franchise.

Key Developments
Below is a summary of selected key developments affecting our business that have occurred since June 30, 2022:
•On August 10, 2022, we announced that our Phase 2a clinical trial evaluating the safety and efficacy of FMX114 for mild-to-moderate AD did not meet its primary endpoint, which was based on assessments of the absolute and percent change relative to baseline in the ADSI scoring assessment at week 4. In the weeks that followed, we performed additional analyses which showed that while efficacy results for FMX114 were not statistically significant at week 4, FMX114 was statistically superior to vehicle at weeks 1, 2 and 3 in the Phase 2a trial. Additionally, data received from the two-week open label extension during which both AD lesions of participating patients were treated with FMX114 showed that efficacy results continued to develop beyond week 4 of the study and that the separation of treatment effect for lesions treated with FMX114 as compared to lesions treated with vehicle increased for lesions that had a higher ADSI score at baseline. Accordingly, we believe that FMX114 may have an improved overall treatment effect on patients with more severe disease at baseline and that FMX114 may have increased potential to effectively treat patients with more moderate-to-severe AD. In light of these analyses, we are currently evaluating our development strategy for FMX114.
•On August 29, 2022, we paid Tay $997,407 (£850,000) following Tay’s delivery of Oral BETi Compounds meeting the required molecular profile. The parties will continue development of the lead candidates for the VYN202 program and we currently anticipate exercising our exclusive option with respect to the Oral BETi Compounds prior to its expiration on February 28, 2023.
•On August 30, 2022, we received a notice (the “Extension Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) informing us that Nasdaq granted us an additional 180 calendar days, or until February 27, 2023, to regain compliance with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) (the “Rule”). In connection with the Extension Notice, the listing of our common stock was transferred from the Nasdaq Global Select Market to the Nasdaq Capital Market, effective as of August 31, 2022. The Extension Notice had no other immediate effect on the listing of our common stock.
•We filed our U.S. IND for our Phase 1a/b clinical trial evaluating VYN201 for the treatment of vitiligo in October 2022 and expect to enroll our first patient in November 2022. We anticipate top line proof-of-concept data in vitiligo patients in the first half of 2023.

Financial Overview
We have incurred net losses since our inception. Except from the first quarter of 2020 until January 2022, when we conducted commercial operations, our business activities have been primarily limited to developing product candidates, raising capital and performing research and development activities. As of September 30, 2022, we had an accumulated deficit of $652.8 million. We recorded a net loss of $13.3 million and $61.8 million for the nine months ended September 30, 2022 and 2021, respectively. The net loss for the nine months ended September 30, 2022 was driven by loss from continuing operations of $26.2 million offset by an approximate $12.9 million of income from discontinued operations.
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
Historically, we have generated revenues under development and license agreements including royalty payments in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer, which later assigned it to Leo Pharma A/S ("LEO"). In each of the nine months ended September 30, 2022 and 2021 we received royalties of $0.5 million and $0.7 million, respectively.
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
Interest expense
Interest expense is typically comprised of interest on bank debt. No interest was incurred during the three or nine months ended September 30, 2022.
Other Expense, net
Other expense, net primarily consists of foreign exchange losses.
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2021, we had federal and state net operating loss carryforwards of $315.0 million and $105.6 million, respectively, of which $44.3 million and $105.6 million of these carryforwards will begin to expire starting in 2031 through 2040 for federal and state purposes, respectively. As of December 31, 2021, we had federal and state research and development tax credit carryforwards of $6.7 million and $1.2 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. As of December 31, 2021, we had $270.7 million in federal and state NOLs with no limited period of use. There are no significant updates through September 30, 2022.
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
Results of Operations
Comparison of the Three-Month Periods Ended September 30, 2022 and 2021
Summary of Operations

	Three Months Ended September 30,		Increase/(Decrease)	Increase/(Decrease)
(in thousands)	2022	2021	$	%
Revenues
Royalty revenues	$167	$133	$34	25.6%
Total revenues	167	133	34	25.6%

Operating expenses:
Research and development	5,546	5,917	(371)	(6.3)%
Selling, general and administrative	3,954	4,983	(1,029)	(20.7)%
Total operating expenses	9,500	10,900	(1,400)	(12.8)%
Operating loss	(9,333)	(10,767)	(1,434)	(13.3)%
Interest expense	—	(3,474)	(3,474)	(100.0)%
Other income (expense)	78	(35)	113	322.9%
Loss from continuing operations before income taxes	(9,255)	(14,276)	(5,021)	(35.2)%
Income tax expense	—	—	—	—%
Loss from continuing operations	(9,255)	(14,276)	(5,021)	(35.2)%
Loss from discontinued operations	(204)	(7,009)	(6,805)	(97.1)%
Net loss	$(9,459)	$(21,285)	$(11,826)	(55.6)%
Revenue
Revenues totaled $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, consisting of royalty revenue.
We divested our MST Franchise on January 12, 2022. As a result of the sale, we will not generate revenue from the sales of AMZEEQ or ZILXI following such date.
Research and Development Expenses
Our research and development expenses for the three months ended September 30, 2022 were $5.5 million, representing a decrease of $0.4 million, or 6.3%, compared to $5.9 million for the three months ended September 30, 2021. The decrease is primarily driven by a decrease in employee-related expenses of $1.3 million and a reduction of other R&D related activities of $0.3 million, partially offset by the option extension payment for the Oral BETi of $1.0 million and increased spending on VYN201 of $0.2 million.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2022 were $4.0 million, representing a decrease of $1.0 million, or 20.7%, compared to $5.0 million for the three months ended September 30, 2021. The decrease is primarily driven by a reduction of $0.6 million in consulting expenses and decreased employee-related expenses of $0.4 million.
Interest Expense
No interest expense was incurred in the three months ended September 30, 2022. In the three months ended September 30, 2021, $3.5 million of interest expense was incurred. The decrease is attributable to the payment of all outstanding debt on August 11, 2021.
Other Income (Expense)
Other income for the three months ended September 30, 2022 was $78.0 thousand as compared with other expense of $35.0 thousand for the three months ended September 30, 2021.

Comparison of the Nine-Month Periods Ended September 30, 2022 and 2021
Summary of Operations

	Nine Months Ended September 30,		Increase/(Decrease)	Increase/(Decrease)
(in thousands)	2022	2021	$	%
Revenues
Royalty revenues	$471	$658	$(187)	(28.4)%
Total revenues	471	658	(187)	(28.4)%

Operating expenses:
Research and development	14,106	15,219	(1,113)	(7.3)%
Selling, general and administrative	12,676	15,504	(2,828)	(18.2)%
Total operating expenses	26,782	30,723	(3,941)	(12.8)%
Operating loss	(26,311)	(30,065)	(3,754)	(12.5)%
Interest expense	—	(5,610)	(5,610)	(100.0)%
Other income (expense)	127	(161)	288	178.9%
Loss from continuing operations before income taxes	(26,184)	(35,836)	(9,652)	(26.9)%
Income tax expense	—	—	—	—%
Loss from continuing operations	(26,184)	(35,836)	(9,652)	(26.9)%
Income (loss) from discontinued operations	12,919	(25,923)	38,842	149.8%
Net loss	$(13,265)	$(61,759)	$(48,494)	(78.5)%
Revenue
Revenues totaled $0.5 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively, consisting of royalty revenue.
We divested our MST Franchise on January 12, 2022. As a result of the sale, we will not generate revenue from the sales of AMZEEQ or ZILXI following such date.
Research and Development Expenses
Our research and development expenses for the nine months ended September 30, 2022 were $14.1 million, representing a decrease of $1.1 million, or 7.3%, compared to $15.2 million for the nine months ended September 30, 2021. The decrease is primarily driven by a decrease in employee-related expenses of $2.5 million, reduced spending on FMX114 of $1.0 million and other research and development costs of $0.7 million, partially offset by increased spending on VYN201 of $1.7 million and the payments to extend the Option Term with respect to the Oral BETi Option totaling $1.4 million.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the nine months ended September 30, 2022 were $12.7 million, representing a decrease of $2.8 million, or 18.2%, compared to $15.5 million for the nine months ended September 30, 2021. The decrease was primarily related to lower employee-related expenses of $1.9 million and lower consulting expenses of $0.9 million.
Interest Expense
No interest expense was incurred in the nine months ended September 30, 2022. In the nine months ended September 30, 2021, $5.6 million of interest expense was incurred. The decrease is attributable to the payment of all outstanding debt on August 11, 2021.
Other Income (Expense)

Other income for the nine months ended September 30, 2022 was $0.1 million as compared with $0.2 million of other expense for the nine months ended September 30, 2021.
Liquidity and Capital Resources
Since inception, we have funded operations primarily through private and public placements of our equity, debt and warrants and through fees, cost reimbursements and payments received from our licensees. We commenced generating product revenues related to sales of AMZEEQ and ZILXI in January 2020 and October 2020, respectively. AMZEEQ and ZILXI were sold as part of the sale of the MST Franchise on January 12, 2022 and, as such, we will no longer generate revenue from the sale of these products. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our product candidates, if approved, are commercially successful, if at all. We will not generate any revenue from any current or future product candidates unless and until we obtain regulatory approval and commercializes such products. For the nine months ended September 30, 2022, we generated net loss of $13.3 million and used $25.3 million of cash in operations. The net loss was comprised of $12.9 million of income from discontinued operations and $26.2 million loss from continuing operations.
As of September 30, 2022, we had cash and cash equivalents, and restricted cash of $35.6 million and an accumulated deficit of $652.8 million. We received proceeds of $20.0 million from the sale of the MST Franchise in January 2022 and will receive an additional payment of $5.0 million on the one-year anniversary of the sale. We had no outstanding debt as of September 30, 2022.
We have taken a number of actions to support our operations and meet our liquidity needs. Beginning in the second quarter of 2021, we conducted a review of our commercial and research and development portfolio to determine how to optimally deploy capital and drive shareholder value. Following our review, we initiated a process to explore a possible sale or license of our MST Franchise, including AMZEEQ, ZILXI, FCD105 and the underlying MST platform and refocus our resources on our immuno-inflammatory development programs. As a result of this decision, we restructured our operations and reduced our workforce, which lowered operating costs. In January 2022, we sold our MST Franchise. In addition, in March 2022, we entered into the Equity Purchase Agreement with Lincoln Park Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $30.0 million of shares of common stock over the 36-month term of the Equity Purchase Agreement. As of September 30, 2022, no shares have been sold under the Equity Purchase Agreement.
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

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is expected to be impacted by the outcome of the plans outlined above, including our ability to raise additional capital to fund our operations and the development and results from clinical trials for the BET inhibitor programs. Based on our current plans and assumptions, we believe that absent sufficient proceeds received from equity transactions, financing transactions or business development transactions, we will not have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of the accompanying unaudited condensed consolidated financial statements. This assumption does not include proceeds that can be drawn from Lincoln Park under the Equity Purchase Agreement. Accordingly, we will, over the course of the next twelve months, require significant additional financing to continue our operations and meaningfully advance the development of our product candidates, including potentially selling a significant amount of shares pursuant to the Equity Purchase Agreement. We may also employ strategies to further extend our ability to fund our operations including: (1) identification of third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates, which may generate revenue and/or milestone payments and/or (2) refocusing our resources on research and development programs we choose to prioritize and reducing spending on other programs by delaying or discontinuing development. In addition, the amount of proceeds we may be able to raise pursuant to our existing shelf registration statement on Form S-3 may be limited. As of the filing of this Quarterly Report on Form 10-Q, we are subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds we can raise through primary public offerings of securities in any 12-

month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3 until such time as our public float exceeds $75 million. These factors raise substantial doubt about our ability to continue as a going concern. Failure to successfully receive additional financing will require us to delay, scale back or otherwise modify our business and our research and development activities and other operations. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Summary Statement of Cash Flows
The following table summarizes our statement of cash flows for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30
(in thousands)	2022	2021
Net cash (used in) / provided by:
Operating activities	$(25,325)	$(46,349)
Investing activities	$16,602	$1,027
Financing activities	$1,445	$39,815

Cash Used in Operating Activities
During the nine months ended September 30, 2022, net cash used in operating activities was $25.3 million and primarily reflected our net loss of $13.3 million adjusted for the gain on the sale of the MST Franchise of $12.9 million and stock-based compensation of $3.2 million. The remainder of the cash used in operations is driven by net change in operating assets and liabilities.
During the nine months ended September 30, 2021, net cash used in operations was $46.3 million and primarily reflected our net loss of $61.8 million, partially offset by non-cash stock-based compensation charges of $6.7 million and debt prepayment premium of $1.4 million. The remainder of the cash used in operations was driven by a net change in operating assets and liabilities.
Cash Provided by Investing Activities
In the nine months ended September 30, 2022, net cash provided by investing activities was $16.6 million and was the result of net proceeds from the disposition of the MST Franchise.
In the nine months ended September 30, 2021, net cash provided by investing activities was $1.0 million and was the result of a decrease in investments in bank deposits and marketable securities.
Cash Provided by Financing Activities
In the nine months ended September 30, 2022, $1.4 million was provided by financing activities and was primarily attributable to the issuance of common stock.
In the nine months ended September 30, 2021, $39.8 million was provided by financing activities and was primarily attributable to the issuance of $76.0 million of common stock in January 2021, partially offset by the debt repayment of $36.4 million.
Cash and Funding Sources
Our sources of liquidity in the nine months ended September 30, 2022 consisted primarily of proceeds from the sale of the MST Franchise and proceeds from the issuance of common stock pursuant to our at-the-market offering facility.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2022 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
We may periodically become subject to legal proceedings and claims arising in connection with its business. As of September 30, 2022, no claims or actions are pending against us that, in the opinion in management, are likely to have a material adverse effect on us.
1A. Risk Factors.
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 17, 2022. As of September 30, 2022, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K and subsequent reports, except as set forth below.
Risks Related to our Liquidity

We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our research and development activities which would have a material adverse effect on our financial condition.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of September 30, 2022, we had approximately $35.6 million in cash and cash equivalents, and restricted cash, as well as negative cash flows from operating activities. We do not have sufficient cash and cash equivalents to fund our anticipated level of operations as they become due during the twelve months following the date of issuance of the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022. The aforementioned factors raise substantial doubt about our ability to continue as a going concern. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion regarding our liquidity. We may not be able to raise adequate proceeds from financing or business development transactions. Accordingly, additional funds may not be obtained for our ongoing operations and we may not succeed in our future operations. Unless we are able to raise additional capital to finance our operations, our long-term business plans may not be accomplished, and we may be forced to cease, reduce, or delay operations. Furthermore, if we issue equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Entry into a Material Definitive Agreement.

Securities Purchase Agreement
On November 11, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mutual Fund Series Trust, on behalf of AlphaCentric LifeSci Healthcare Fund (the “Purchaser”), pursuant to which the Company issued on November 14, 2022 (the “Closing Date”), in a private placement transaction (the “Transaction”), an aggregate of

3,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred”), for an aggregate subscription amount equal to $300,000.
On November 14, 2022, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (the “SEC” or the “Commission”) relating to its upcoming special meeting of stockholders (the “Special Meeting”). As disclosed in the preliminary proxy statement, the item to be considered by the Company’s stockholders at the Special Meeting is a proposal to adopt and approve a proposed amendment to the Company’s Amended and Restated Certificate of Incorporation and authorize the Board of Directors of the Company (the “Board”), in its sole discretion, to effect a reverse stock split of the outstanding shares of Common Stock at any time on or before the one year anniversary of the Special Meeting, at a reverse stock split ratio ranging from 1-for-10 to 1-for-25, as determined by the Board at a later date. The Purchase Agreement requires that the Company convene, no later than January 31, 2023 (excluding adjournments and assuming no review of the Company’s proxy statement by the SEC), an annual meeting or special meeting of stockholders for the purpose of presenting to the Company’s stockholders a proposal (the “Proposal”) to approve a reverse stock split of its outstanding Common Stock (the “Reverse Stock Split”), with the recommendation of the Board that the Proposal be approved, and that the Company use reasonable best efforts to obtain approval of the Proposal.
Pursuant to the Purchase Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Delaware designating the rights, preferences and limitations of the Series A Preferred. The Certificate of Designation provides, among other things, that except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series A Preferred will have no voting rights (other than the right to vote as a class on certain matters as provided in the Certificate of Designation). However, pursuant to the Certificate of Designation, each share of Series A Preferred entitles the holder thereof (i) to vote on the Proposal and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Proposal, and (ii) to 1,000,000 votes per share of Series A Preferred on the Proposal and any such adjournment proposal. The Series A Preferred shall, except as required by law, vote together with the Common Stock (and other issued and outstanding shares of preferred stock entitled to vote), as a single class; provided, however, that such shares of Series A Preferred shall, to the extent cast on the Proposal or any such adjournment proposal, be automatically and without further action of the holders thereof voted in the same proportion as the shares of Common Stock (excluding abstentions and any shares of Common Stock that are not voted) and any other issued and outstanding shares of preferred stock of the Company entitled to vote (other than the Series A Preferred or shares of such other preferred stock, if any, not voted) are voted on the Proposal. The Purchaser has agreed in the Purchase Agreement to vote the shares of Series A Preferred purchased in the Transaction in favor of the Proposal, in the manner and to the extent set forth in the Certificate of Designation, in a manner that “mirrors” the proportions on which the shares of Common Stock (excluding abstentions and any shares of Common Stock that are not voted) and any other issued and outstanding shares of preferred stock of the Company entitled to vote (excluding the Series A Preferred and shares of such other preferred stock, if any, not voted) are voted on the Proposal.
The Purchase Agreement contains customary representations, warranties and agreements of the Company and the Purchaser, and customary indemnification rights and obligations of the parties.
The Company expects to use the net proceeds from the Transaction for general corporate purposes, which may include without limitation working capital, capital expenditures, research and development expenditures, regulatory affairs expenditures, clinical trial expenditures, acquisitions of or investments in new companies, technologies or products, and payment of indebtedness or obligations.
The representations, warranties and covenants contained in the Purchase Agreement were made solely for the benefit of the parties to the Purchase Agreement and may be subject to limitations agreed upon by the contracting parties. Accordingly, the Purchase Agreement is filed as an exhibit to this Quarterly Report on Form 10-Q to provide investors with information regarding the terms of the Purchase Agreement, and not to provide investors with any other factual information regarding the Company or its business, and should be read in conjunction with the disclosures in the Company’s periodic reports and other filings with the Commission.
Certificate of Designation
On November 14, 2022, the Company filed the Certificate of Designation with the Secretary of State of the State of Delaware designating 3,000 shares out of the authorized but unissued shares of its preferred stock as Series A Preferred with a stated par value of $0.0001 per share. The Series A Preferred will be entitled to customary dividends and distributions when and if paid on shares of the Common Stock and will be entitled to the voting rights discussed above. The Series A Preferred will have preference over the Common Stock with respect to distribution of assets or available proceeds, as applicable, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or any other deemed liquidation event.

Each share of Series A Preferred is convertible at the option of the holder, at any time and from time to time from and after 15 business days following the earlier of (i) the date of the approval of the Proposal or (ii) the date the Company otherwise satisfies the Nasdaq listing requirements, in each case, into that number of shares of Common Stock (subject to the Beneficial Ownership Limitation and the Exchange Cap described therein) determined by dividing the stated value of such share of Series A Preferred by the Conversion Price then in effect, rounded down to the nearest whole share (with cash paid in lieu of any fractional shares). The “Conversion Price” for the Series A Preferred equals the lesser of (i) the closing sale price of the Common Stock on the trading day immediately prior to the Closing Date and (ii) the average of the closing sale prices for the Common Stock on the five trading days immediately prior to the Closing Date, subject to adjustment as provided in the Certificate of Designation; provided, that the Conversion Price may not fall below the par value per share of the Common Stock and may not exceed $0.35 per share. The Conversion Price is subject to adjustment as set forth in the Certificate of Designation for stock dividends, stock splits, reverse stock splits, and similar events. Upon conversion, the shares of Series A Preferred shall resume the status of authorized but unissued shares of preferred stock of the Company.
At any time during the 15 business days following the approval of the Proposal (the “Company Redemption Period”), the Company may, with prior notice to the holders of the Series A Preferred specified in the Certificate of Designation, redeem all or a portion of the Series A Preferred held by such holders at any time at 120% of the stated value; provided, however, that a Company redemption request shall not be effective if received by a holder of Series A Preferred before the date of the approval of the Proposal. Each holder of Series A Preferred will have the right, with the prior notice to the Company as specified in the Certificate of Designation, to require the Company to redeem all or a portion of the Series A Preferred held by such holder following the expiration of the Company Redemption Period at 130% of the stated value. In addition, the Company will automatically redeem all of the Series A Preferred within five business days following a delisting event as specified in the Certificate of Designation at 130% of the stated value.
Registration Rights Agreement
Pursuant to a Registration Rights Agreement entered into with the Purchaser, the Company has agreed to file a registration statement with the SEC by the 30th day after stockholder approval of the Proposal if all Series A Preferred have not been fully redeemed, and to use commercially reasonable efforts to have the registration statement declared effective by, and to remain continuously effective for, the time periods set forth in the Registration Rights Agreement. The Company agreed to indemnify the other party and certain affiliates against certain liabilities related to the registration statement or violation of federal securities laws in connection with the Company’s performance of its obligations under the Registration Rights Agreement.
The foregoing summaries of the Purchase Agreement, the Registration Rights Agreement and the Certificate of Designation do not purport to be a complete description of the rights, preferences, privileges and obligations of the parties thereunder and are subject to, and qualified in their entirety by, forms of such documents attached as Exhibits 10.1, 10.2 and 3.1(b), respectively, to this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

Amendments to Articles of Incorporation or Bylaws.

On November 10, 2022, the Board of Directors of the Company approved amendments to the Company’s Amended and Restated Bylaws (the “Bylaws”), effective immediately. The amendments, among other things, modified the provisions for determining the presence of a quorum at all meetings of stockholders, to provide that the presence, in person, by remote communication, if applicable, or by proxy, of both (i) the holders of at least one-third in voting power of the capital stock issued and outstanding and entitled to vote at the meeting, and (ii) the holders of at least one-third of all issued and outstanding shares of common stock entitled to vote at the meeting, will constitute a quorum at all meetings of the stockholders for the transaction of business. Prior to the amendments, the presence, in person, by remote communication, if applicable, or by proxy duly authorized, of the holders of a majority of the outstanding shares of stock entitled to vote, would constitute a quorum for the transaction of business.
The foregoing brief description of the Company’s amended Bylaws is qualified in its entirety by the full text of the Bylaws, as amended, filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 6.  Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Amended and Restated Certificate of Incorporation.	10-K	3/17/2022	3.1

3.1(b)	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock.				X

3.2	Amended and Restated Bylaws.				X

10.1	Securities Purchase Agreement, dated November 11, 2022, between VYNE Therapeutics Inc. and Mutual Fund Series Trust, on behalf of AlphaCentric Lifesci Healthcare Fund.				X

10.2	Registration Rights Agreement, dated November 11, 2022, between VYNE Therapeutics Inc. and Mutual Fund Series Trust, on behalf of AlphaCentric Lifesci Healthcare Fund.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	The cover page of VYNE Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within Exhibit 101 attachments).
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
Dated: November 14, 2022

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tyler Zeronda
Tyler Zeronda Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)