Form 10-Q
period 2023-03-31
VYNE Therapeutics Inc.
filed 2023-05-11
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
Yes  ☐ No  ☒
As of May 4, 2023, there were 3,271,276 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
•disruptions related to macroeconomic conditions on our ability to initiate and retain patients in our clinical trials and progress preclinical studies and the ability of our suppliers to manufacture and provide materials for our product candidates;
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
SPECIAL NOTE REGARDING COMPANY REFERENCES
Throughout this Quarterly Report on Form 10-Q, "VYNE," the "Company," "we," "us" and "our" refer to VYNE Therapeutics Inc. and its subsidiaries.
SPECIAL NOTE REGARDING TRADEMARKS

The trademarks and registered trademarks of VYNE Therapeutics Inc. and our subsidiaries referred to in this Quarterly Report on Form 10-Q include VYNE Therapeutics, InhiBET, our logo and our name and logo used together. Third-party product and company names mentioned herein may be the trademarks of their respective owners.

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	March 31	December 31
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$30,213	$30,908
Restricted cash	67	67
Trade receivables, net of allowances	105	173
Amount due from sale of MST Franchise	—	5,000
Prepaid and other expenses	2,637	2,127
Total Current Assets	33,022	38,275
Non-current prepaid expenses and other assets	2,241	2,483
Total Assets	$35,263	$40,758

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities:
Trade payables	$2,214	$2,386
Accrued expenses	4,189	4,381
Employee related obligations	910	2,372
Liability for employee severance benefits	206	206
Total Current Liabilities	7,519	9,345
Other liabilities	1,313	—
Total Liabilities	8,832	9,345

Commitments and Contingencies

Mezzanine Equity:
Convertible Preferred Stock: $0.0001 par value; 20,000,000 shares authorized at March 31, 2023 and December 31, 2022; Series A Preferred Stock: 0 and 3,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	211

Stockholders' Equity:
Common stock: $0.0001 par value; 150,000,000 shares authorized at March 31, 2023 and December 31, 2022; 3,271,282 and 3,229,704 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	694,937	693,937
Accumulated deficit	(668,506)	(662,735)
Total Stockholders' Equity	26,431	31,202
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$35,263	$40,758
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31
	2023	2022
Revenues
Royalty revenues	$99	$178
Total revenues	99	178

Operating expenses:
Research and development	2,734	4,452
Selling, general and administrative	3,240	4,417
Total operating expenses	5,974	8,869
Operating loss	(5,875)	(8,691)
Other income (expense), net	263	(3)
Loss from continuing operations before income taxes	(5,612)	(8,694)
Income tax expense	—	—
Loss from continuing operations	(5,612)	(8,694)
(Loss) income from discontinued operations, net of income taxes	(10)	13,364
Net (loss) income	$(5,622)	$4,670

Loss per share from continuing operations, basic and diluted	$(1.74)	$(2.83)
Income (loss) per share from discontinued operations, basic and diluted	$—	$4.34
(Loss) income per share, basic and diluted	$(1.74)	$1.51

Weighted average shares outstanding - basic and diluted	3,255	3,077
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Mezzanine Equity (Convertible Preferred Stock)		Common stock		Additional paid-in capital	Accumulated deficit	Total Stockholders' Equity
	Number of shares	Amounts	Number of Shares	Amounts	Amounts
BALANCE AT JANUARY 1, 2022	—	$—	2,976,541	$5	$688,156	$(639,525)	$48,636
CHANGES DURING THE PERIOD:
Net income	—	—	—	—	—	4,670	4,670
Reclassification due to reverse stock split	—	—	—	(5)	5	—	—
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	—	—	4,183	—	(25)	—	(25)
Stock-based compensation	—	—	—	—	893	—	893
Issuance of commitment shares in March 2022	—	—	92,644	—	—	—	—
Issuance of common stock under at-the-market offering, net of $48 in issuance costs	—	—	143,770	—	1,557	—	1,557
BALANCE AT MARCH 31, 2022	—	$—	3,217,138	$—	$690,586	$(634,855)	$55,731

BALANCE AT JANUARY 1, 2023	3,000	$211	3,229,704	$—	$693,937	$(662,735)	$31,202
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	—	(5,622)	(5,622)
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	—	—	6,989	—	(12)	—	(12)
Stock-based compensation	—	—	—	—	856	—	856
Redemption of convertible preferred stock	(3,000)	(211)	—	—	—	(149)	(149)
Issuance of common stock under at-the-market offering, net of $5 in issuance costs	—	—	34,589	—	156	—	156
BALANCE AT MARCH 31, 2023	—	$—	3,271,282	$—	$694,937	$(668,506)	$26,431
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Three Months Ended March 31
	2023	2022
Cash Flows From Operating Activities:
Net (loss) income	$(5,622)	$4,670
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	44
Changes in accrued liability for employee severance benefits, net of retirement fund profit	—	10
Stock-based compensation	856	893
Gain on the sale of the MST Franchise	—	(13,005)
Changes in operating assets and liabilities:
Decrease in trade receivables	68	7,984
Decrease in inventory	—	97
Decrease in prepaid expenses and other assets and operating lease right of use asset	(268)	100
Decrease in trade payables, accrued expenses, employee related obligations and other long term liabilities	(512)	(9,600)
Decrease in operating lease liabilities	—	(232)
Net cash used in operating activities	(5,478)	(9,039)
Cash Flows From Investing Activities:
Net proceeds from the sale of the MST Franchise	5,000	15,752
Net cash provided by investing activities	5,000	15,752
Cash Flows From Financing Activities:
Proceeds related to issuance of common shares through offerings, net of issuance costs	156	1,557
Redemption of convertible preferred stock	(360)	—
Withholdings related to issuance of stock for stock-based compensation arrangements, net	(13)	(25)
Net cash (used in) provided by financing activities	(217)	1,532
(Decrease) increase in cash, cash equivalents and restricted cash	(695)	8,245
Cash, cash equivalents and restricted cash at beginning of the period	30,975	42,855
Cash, cash equivalents and restricted cash at end of the period	$30,280	$51,100

Cash and cash equivalents	30,213	50,495
Restricted cash	67	605
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$30,280	$51,100

Supplementary information on investing and financing activities not involving cash flows:
Amount due from sale of MST Franchise	$—	$5,000
Accretion of preferred stock	$149	$—
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

In August 2021, the Company entered into a transaction with Tay Therapeutics Limited (formerly known as In4Derm Limited, "Tay") providing the Company with exclusive worldwide rights to research, develop and commercialize products containing bromodomain and extra-terminal (“BET”) inhibitors for the treatment of any disease, disorder or condition in humans. Through the Company's access to this library of new chemical BET inhibitor compounds, the Company plans to develop product candidates for a diverse set of indications. Based on preclinical data generated to date, the Company has chosen to focus its initial efforts for this platform on select therapeutic areas in immuno-inflammatory disease.

The Company's lead program is VYN201, a locally administered pan-BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. To date, VYN201 has produced consistent reductions in pro-inflammatory and disease-related biomarkers, improvements in disease severity and a demonstrated local activity through several preclinical models. The Company believes that these data suggest potential broad utility for VYN201 across multiple routes of administration. In November 2022, the Company initiated a Phase 1a/b clinical trial evaluating a topical formulation of VYN201 for the treatment of nonsegmental vitiligo. In February 2023, the Company announced positive preliminary safety and tolerability data from the Phase 1a portion of the trial. In addition, in March 2023, the Company announced positive pharmacokinetic and hematology data from the Phase 1a trial. The first nonsegmental vitiligo patient was dosed in the Phase 1b portion of the trial in January 2023, and the Company expects topline 16-week data for all three dose cohorts in the third quarter of 2023.

The Company's second program is VYN202, an oral small molecule BD2-selective BET inhibitor. VYN202 is in preclinical development for the treatment of immuno-inflammatory indications, and has been designed to achieve class-leading selectivity (BD2 vs. BD1), maximum potency versus BD2 and optimal oral bioavailability. By maximizing BD2 selectivity, the Company believes VYN202 has the potential to be a more conveniently-administered non-biologic treatment option for both acute control and chronic management of immuno-inflammatory indications, where the damaging effects of unrestricted inflammatory signaling activity are common. IND-enabling studies for VYN202 are ongoing, and the Company anticipates filing an IND by year-end 2023.

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

In August 2021, the Company determined to dispose of its legacy commercial business and focus its strategy on the development of BET inhibitor product candidates through its licensing arrangements with Tay. For additional information regarding the sale of the Molecule Stabilizing Technology franchise, including AMZEEQ, ZILXI, and FCD105 (the “MST Franchise”) to Journey Medical Corporation ("Journey") in January 2022 and the Company's licensing arrangements with Tay, see "—Note 3 - Strategic Agreements."

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
Unless noted, all common shares and per share amounts contained in the unaudited condensed consolidated financial statements have been retroactively adjusted to reflect a 1-for-18 reverse stock split.
Liquidity and Capital Resources
Since inception, the Company has funded operations primarily through private and public placements of its equity, debt and warrants and through fees, cost reimbursements and payments received from its licensees. The Company commenced generating product revenues related to sales of AMZEEQ and ZILXI in January 2020 and October 2020, respectively. AMZEEQ and ZILXI were sold as part of the sale of the MST Franchise on January 12, 2022 and, as such, the Company no longer generates revenue from the sale of these products. The Company has incurred losses and experienced negative operating cash flows since its inception and anticipates that it will continue to incur losses until such a time when its product candidates, if approved, are commercially successful, if at all. The Company will not generate any revenue from any current or future product candidates unless and until it obtains regulatory approval and commercializes such products. For the three months ended March 31, 2023, the Company incurred a net loss of $5.6 million and used $5.5 million of cash in operations.
As of March 31, 2023, the Company had cash and cash equivalents, and restricted cash of $30.3 million and an accumulated deficit of $668.5 million. The Company received a $5.0 million deferred payment from Journey on January 12, 2023, the one-year anniversary of the sale of the MST Franchise. The Company had no outstanding debt as of March 31, 2023.
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

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that its unaudited interim condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is expected to be impacted by the outcome of the plans outlined above, including the Company's ability to raise additional capital to fund its operations and the development and results from clinical trials for the BET inhibitor programs. Based on its current plans and assumptions, the Company believes that absent sufficient proceeds received from financing transactions or business development transactions, the Company will not have sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these unaudited interim condensed consolidated financial statements. This assumption does not include proceeds that can be drawn from Lincoln Park. Accordingly, the Company will, over the course of the next twelve months, require significant additional financing to continue its operations and meaningfully advance the development of its product candidates, including potentially selling a significant amount of shares pursuant to the Equity Purchase Agreement. The Company may also employ strategies to further extend its ability to fund its operations including: (1) identification of third-party partners to further develop, obtain marketing approval for and/or commercialize its product candidates, which may generate revenue and/or milestone payments and/or (2) refocusing its resources on research and development programs it chooses to prioritize and reducing spending on other programs by delaying or discontinuing development. In addition, the amount of proceeds the Company may be able to raise pursuant to its existing shelf registration statement on Form S-3 may be limited. As of the filing of this Quarterly Report on Form 10-Q, the Company is subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of its common stock held by non-affiliates of the Company. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling shares of its common stock using its Form S-3 until such time as its public float exceeds $75.0 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Failure to successfully receive additional financing will require the Company to delay, scale back or otherwise modify its business and its research and development activities and other operations. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 14, 2023.
The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023.
b.Principles of Consolidation
The unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.
c.Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of income and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, product return and research and development accruals. Actual results could differ from the Company’s estimates.
d.Cash and cash equivalents

The Company considers cash equivalents to be all short-term, highly liquid investments, which include short-term bank deposits and money market funds with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash. As of March 31, 2023 and December 31, 2022, the Company had approximately $14.2 million and $28.0 million, respectively, of cash equivalents classified as Level 1 financial instruments.
e.Revenue Recognition
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

As a result of the disposition of the MST Franchise in January 2022, the Company no longer has any revenue generating products; however, it still receives certain royalty revenues (see Note 4 — Discontinued Operations).
Royalty Revenues and Collaboration Agreements
The Company is entitled to royalty payments with respect to sales of a product developed by a customer in collaboration with the Company. Royalties are recognized as the products are sold by the customer. Revenues in the amount of $0.1 million and $0.2 million were recorded during the three months ended March 31, 2023 and 2022, respectively.
For collaboration agreements under ASC 606, the Company identifies the contract, identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is satisfied.
The Company identifies the performance obligations included within the agreement and evaluates which performance obligations are distinct. Upfront payments for licenses are evaluated to determine if the license is capable of being distinct from the obligations to participate on certain development and/or commercialization committees with the collaboration partners and supply manufactured drug product for clinical trials. For performance obligations that are satisfied over time, the Company utilizes the input method and revenue is recognized by consistently applying a method of measuring progress toward complete satisfaction of that performance obligation. The Company periodically reviews estimated periods of performance based on the progress under each arrangement and account for the impact of any changes in estimated periods of performance on a prospective basis.

Milestone payments are a form of variable consideration as the payments are contingent upon achievement of a substantive event. Milestone payments are estimated and are included in the transaction price when the Company determines that it is probable that there will not be a significant reversal of cumulative revenue recognized in future periods.
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

Product Sales Provisions

Provisions for distribution fees, trade discounts and chargebacks are reflected as a reduction to trade receivables, net on the unaudited condensed consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the unaudited condensed consolidated balance sheet. The revenue reserve accrual was $2.5 million and $2.7 million as of March 31, 2023 and December 31, 2022, respectively and was reflected in accrued expenses in the unaudited condensed consolidated balance sheet. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment.

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
Product Returns
Consistent with industry practice, customers are generally allowed to return products within a specified period of time before and after the expiration date. The Company estimates the amount of product that will be returned and deducts these estimated amounts from its gross revenue at the time the revenue is recognized. The information utilized to estimate the returns provision includes: (i) actual return history (ii) historical return industry information regarding rates for comparable pharmaceutical products and product portfolios, (iii) external data with respect to inventory levels in the wholesale distribution channel, (iv) external data with respect to prescription demand for products and (v) remaining shelf lives of products at the date of sale.
Contract Assets and Contract Liabilities

The Company did not have any contract assets (unbilled receivables) related to product sales as of March 31, 2023 or December 31, 2022, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract assets (unbilled receivables) related to its license revenues as of March 31, 2023 or December 31, 2022.

The Company did not have any contract liabilities as of March 31, 2023 or December 31, 2022, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
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
g.Research and development costs
Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of clinical trials, clinical trial supplies, salaries, stock-based compensation expenses, payroll taxes and other employee benefits, lab expenses, consumable equipment and consulting fees. All costs associated with research and developments are expensed as incurred.
h.Allowance for doubtful accounts
An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and provisions for doubtful accounts. Provisions for doubtful accounts were not material as of March 31, 2023 or December 31, 2022.
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
j.Net (loss) income per share
Net (loss) income per share, basic and diluted, is computed on the basis of the net loss from continuing operations for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common stock and of common stock equivalents outstanding when dilutive. Common stock equivalents include outstanding stock options and warrants which are included under the treasury share method when dilutive.
The following stock options, restricted stock units (“RSUs”) and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	March 31
	2023	2022
Outstanding stock options and RSUs	290,121	352,565
Warrants	27,509	27,509
k.Discontinued operations
The Company accounted for the sale of the MST Franchise in accordance with ASC 205, Discontinued Operations, and ASU No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. The Company followed the held-for-sale criteria as defined in ASC 360 Property, Plant and Equipment and ASC 205. ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the unaudited condensed consolidated statements of operations. Assets and liabilities are also reclassified into separate line items on the related unaudited condensed consolidated balance sheets for the periods presented. Non-cash items presented in the statement of cash flows and related to discontinued operations are presented in Note 4 - Discontinued Operations. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.

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
l.Concentration of credit risks
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, restricted cash and accounts receivables. The Company deposits cash and cash equivalents with highly rated financial institutions and, as a matter of policy, limits the amounts of credit exposure to any single financial institution. The Company has not experienced any material credit losses in these accounts and does not believe it is exposed to significant credit risk on these instruments.
The Company received the $5.0 million deferred payment from Journey in January 2023. Existing royalty receivables relate to one customer, but do not present a credit risk due to immaterial nature. Restricted cash as of March 31, 2023 was $0.1 million which does not present a credit risk due to immaterial nature.
m.Comprehensive loss
For the three months ended March 31, 2023 and 2022, comprehensive loss was equal to the net loss as presented in the accompanying unaudited condensed consolidated statements of operations.
n.Newly issued and recently adopted accounting pronouncements
Recent Accounting Guidance Issued:
In June 2016, the FASB issued Accounting Standard Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), which requires companies to measure credit losses of financial instruments, including customer accounts receivable, utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional Accounting Standard Updates to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. As a smaller reporting company, the Company adopted ASU 2016-13 as of January 1, 2023 and there was no material impact on the unaudited condensed consolidated financial statements upon adoption.
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
In December 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" (ASU 2022-06), which provides extension of the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact of ASU 2020-04 and ASU 2022-06 on its unaudited condensed consolidated financial statements. Currently, the Company does not expect the adoption of the new standard to have a material impact to the unaudited condensed consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for convertible instruments by eliminating the requirement to separately account for embedded conversion features as an equity component in certain circumstances. A convertible debt instrument will be reported as a single liability instrument with no separate accounting for an embedded conversion feature unless separate accounting is required for an embedded conversion feature as a derivative or under the substantial premium model. The ASU simplifies the diluted earnings per share calculation by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. Further, the ASU requires enhanced disclosures about convertible instruments. The Company adopted ASU 2020-06 as of January 1, 2022 and there was no material impact on the unaudited condensed consolidated financial statements upon adoption.
o.Employee Retention Tax Credit
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing numerous tax provisions and other stimulus measures, including employee retention tax credits (“ERTC”). The ERTC is a refundable tax credit against certain employment taxes for qualifying businesses retaining employees on their payroll during the COVID-19 pandemic and allows eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. During 2022, the Company filed with the Internal Revenue Service (IRS) credits totaling $1.3 million. During the first quarter of 2023, the Company received the full $1.3 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERTC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"). The ERTC filings remain open to examination by the IRS until April 2025, and as such the Company has recorded the $1.3 million received within other liabilities on the condensed consolidated balance sheet as of March 31, 2023 until such a time that the Company has reasonable assurance that the conditions associated with the grants have been met.
NOTE 3 - STRATEGIC AGREEMENTS
Sale of the MST Franchise

Beginning in the second quarter of 2021, the Company conducted a review of its commercial and research and development portfolio to determine how to optimally deploy capital and drive stockholder value. During the course of this review, the Company carefully considered the revenues received from the commercialization of AMZEEQ and ZILXI and the associated costs to drive those revenues, the protracted negative impact of the COVID-19 pandemic during the commercial launches of both AMZEEQ and ZILXI, the payor landscape, as well as the costs to develop each of its pipeline products. During this process, the Company evaluated several strategic options including the acquisition of marketed assets, out-licensing its approved products outside of the United States, and possible partnering or co-development relationships with interested parties. Following its review, the Company determined to initiate a process to explore a possible sale or license of its topical minocycline franchise, including AMZEEQ, ZILXI, FCD105 (the Company’s former Phase 3 proprietary novel topical combination foam formulation of minocycline and adapalene for the treatment of moderate-to-severe acne vulgaris) and the underlying Molecule Stabilizing Technology platform.

On January 12, 2022, VYNE entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Journey pursuant to which the Company sold its MST Franchise to Journey. The assets include certain contracts, including the license agreement with Cutia Therapeutics (HK) Limited (“Cutia”), inventory and intellectual property related to the MST Franchise (together, the “Assets”). Pursuant to the Agreement, Journey assumed certain liabilities of the MST Franchise including, among others, those arising from VYNE’s patent infringement suit initiated against Padagis Israel Pharmaceuticals Ltd. There were no current or long-term liabilities recorded by the Company which were transferred to Journey.

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

BET Inhibitor License Agreements

On August 12, 2021, the Company announced a transaction with Tay Therapeutics Limited (formerly known as In4Derm Limited), a company incorporated and registered in Scotland (“Tay”). Tay is a spin-out of the University of Dundee’s School of Life Sciences which has discovered and is developing proprietary BET inhibitors for the treatment of immunology and oncology conditions. On April 30, 2021, the parties entered into an Evaluation and Option Agreement (the “Option Agreement”) pursuant to which Tay granted the Company an exclusive option to obtain exclusive worldwide rights to research, develop and commercialize products containing Tay’s BET inhibitor compounds, which are new chemical entities for treatments in all fields for any disease, disorder or condition in humans. Under the terms of the Option Agreement, the Company's option with respect to selective BET inhibitor compounds ("Oral Option") was to expire upon the earlier of (i) 14 days following the delivery of an agreed data package and selection of a lead new chemical entity candidate by Tay or (ii) June 30, 2022 (the "Option Term"). On June 15, 2022, the parties entered into a Letter Agreement (the “Letter Agreement”) to extend the Option Term to February 28, 2023. Pursuant to the terms of the Letter Agreement, the Company paid $386,366 (£300,000) on June 28, 2022 to Tay to extend the Option Term. In addition, a second payment of $997,407 (£850,000) was paid to Tay pursuant to the terms of the Letter Agreement on August 29, 2022 following the discovery of potential preclinical candidates. Both payments were recorded as research and development expense. On February 27, 2023, the parties entered into a Letter Agreement (the "Second Letter Agreement") pursuant to which the Option Term was extended to April 30, 2023. As consideration for the extension of the Option Term, the Company paid Tay $250,000 upon the execution of the Second Letter Agreement. Per the terms of the Second Letter Agreement, this fee was deducted from the upfront fee paid by the Company to Tay following the Company's exercise of the Oral Option, as described below.

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

On April 28, 2023, the Company exercised the Oral Option and the parties entered into a license agreement (the "VYN202 License Agreement") granting the Company a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s selective BET inhibitor compounds in all fields. The Company made a cash payment of $3.75 million to Tay in connection with entering into the VYN202 License Agreement. Pursuant to the terms of the VYN202 License Agreement, the Company has agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications. Tay is also entitled to additional milestones upon the achievement of regulatory approvals in certain jurisdictions outside the U.S. The VYN202 License Agreement provides for tiered royalty payments of up to 10% of annual net sales on the licensed product.
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

The following table presents the combined results of discontinued operations of the MST Franchise:

	Three Months Ended March 31
(in thousands)	2023	2022
Product sales, net	$—	$106

Cost of goods sold	—	80

Operating expenses:
Research and development	—	—
Selling, general and administrative	(10)	(333)
Total operating expenses	(10)	(333)
(Loss) income from discontinued operations	(10)	359
Gain on the sale of the MST Franchise	—	13,005
(Loss) income from discontinued operations, before income taxes	(10)	13,364
Income tax expense	—	—
Net (loss) income from discontinued operations	$(10)	$13,364
The following table presents non-cash items related to discontinued operations, which are included in the Company's unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2022. There were no non-cash items related to discontinued operations as of March 31, 2023.

(in thousands)	Three Months Ended March 31, 2022
Cash Flows From Operating Activities:
Stock-based compensation (income) expense*	$(352)
Gain on the sale of the MST Franchise	(13,005)
Total non-cash items of discontinued operations	$(13,357)

Supplemental disclosure of cash flow information:
Amount due from sale of MST Franchise	$5,000
*Income from stock-based compensation is related to forfeitures.
The following table presents the gain on the sale of the MST Franchise:

(in thousands)	Three Months Ended March 31, 2022
Cash proceeds	$20,000
Proceeds paid in January 2023	5,000
25,000
Less transaction costs	(4,247)
Less carrying value of assets sold	(7,748)
Gain on sale, before income taxes	13,005
Income tax expense	—
Gain on sale net of tax	$13,005
In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development, marketing, selling and general and administrative expenses in discontinued operations include corporate costs incurred directly to solely support the MST Franchise.

The milestone payments for sales of ZILXI, AMZEEQ and FCD105 represent contingent consideration. Contingent consideration has been accounted for as a gain contingency in accordance with ASC 450, Contingencies, and will be recognized in earnings in the period when realizable.
NOTE 5 – MEZZANINE EQUITY AND STOCKHOLDER CAPITAL
Preferred stock
As of March 31, 2023, the Company's Amended and Restated Certificate of Incorporation (as amended, the "Certificate of Incorporation") authorized the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were zero and 3,000 shares of Series A Convertible Preferred Stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.
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
On November 11, 2022, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mutual Fund Series Trust, on behalf of AlphaCentric LifeSci Healthcare Fund (the “Purchaser”), pursuant to which the Company issued on November 14, 2022, in a private placement transaction, an aggregate of 3,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred”), for an aggregate subscription amount equal to $300,000. This transaction resulted in $89,000 of issuance costs and a net subscription of $211,000 as of December 31, 2022.
The Company determined that the Series A Preferred should be classified as Mezzanine Equity (temporary equity outside of permanent equity) and that the Series A Preferred more closely aligned with debt as the intent was for redemption by either the holder or issuer, most likely the issuer (the Company), due to the more favorable redemption terms.

The Purchase Agreement required that the Company convene, no later than January 31, 2023, an annual meeting or special meeting of stockholders for the purpose of presenting to the Company’s stockholders a proposal (the “Proposal”) to approve a reverse stock split of its outstanding common stock (the “Reverse Stock Split”), with the recommendation of the board of directors that the Proposal be approved, and that the Company use reasonable best efforts to obtain approval of the Proposal.

Additionally, the Purchase Agreement contained customary representations, warranties and agreements of the Company and the Purchaser, and customary indemnification rights and obligations of the parties. Pursuant to the Purchase Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Delaware on November 14, 2022 designating 3,000 shares out of the authorized but unissued shares of its preferred stock as Series A Preferred with a par value of $0.0001 per share and establishing the rights, preferences and limitations of the Series A Preferred. The Certificate of Designation provided, among other things, that except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series A Preferred would have no voting rights (other than the right to vote as a class on certain matters as provided in the Certificate of Designation). However, pursuant to the Certificate of Designation, each share of Series A Preferred entitled the holder thereof (i) to vote on the Proposal and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Proposal, and (ii) to 1,000,000 votes per share of Series A Preferred on the Proposal and any such adjournment proposal. The Series A Preferred should, except as required by law, vote together with the common stock (and other issued and outstanding shares of preferred stock entitled to vote), as a single class; provided, however, that such shares of Series A Preferred should, to the extent cast on the Proposal or any such adjournment proposal, be automatically and without further action of the holders thereof voted in the same proportion as the shares of common stock (excluding abstentions and any shares of common stock that are not voted) and any other issued and outstanding shares of preferred stock of the Company entitled to vote (other than the Series A Preferred or shares of such other preferred stock, if any, not voted) are voted on the Proposal. In addition, the Series A Preferred were entitled to customary dividends and distributions when and if paid on shares of the common stock and were entitled to the voting rights discussed above. The Series A Preferred had preference over the common stock with respect to distribution of assets or available proceeds, as applicable, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or any other deemed liquidation event.

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
On January 17, 2023, the Company redeemed all outstanding shares of its Series A Preferred, for an aggregate of $360,000 paid to the Purchaser. The redemption payment represents 120% of the stated value of the Series A Preferred Stock pursuant to the Certificate of Designation.

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
Common stock
Pursuant to the Certificate of Incorporation, the Company is authorized to issue 150,000,000 shares of common stock, par value $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding. The Company has never declared any dividends on common stock.
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
Unless noted, all common shares and per share amounts contained in the unaudited condensed consolidated financial statements have been retroactively adjusted to reflect a 1-for-18 reverse stock split.
Issuance of common stock
On August 12, 2021, the Company entered into a Sales Agreement (the "2021 Sales Agreement") with Cantor Fitzgerald to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald will act as the Company's sales agent. Cantor Fitzgerald is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2021 Sales Agreement. During the three months ended March 31, 2022, the Company issued and sold 143,770 shares of common stock at a weighted average per share price of $11.16 pursuant to the 2021 Sales Agreement for $1.6 million in net proceeds. During the three months ended March 31, 2023, the Company issued and sold 34,589 shares of common stock at a weighted average per share price of $4.52 pursuant to the 2021 Sales Agreement for $0.2 million in net proceeds.
On March 15, 2022, the Company entered into the Equity Purchase Agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park, at the Company's discretion, up to $30.0 million of shares of its common stock over the 36-month term of the Equity Purchase Agreement. Upon execution of the Equity Purchase Agreement, the Company issued 92,644 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Equity Purchase Agreement. The issuance of these shares were specific incremental costs directly attributable to the proposed offering. The commitment shares were valued at $0.9 million and recorded as an addition to equity for the issuance of common stock and treated as a reduction to equity as a cost of capital to be raised under the Equity Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The Equity Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any additional cost or penalty. As of March 31, 2023, the Company has not sold any shares of its common stock to Lincoln Park under the Equity Purchase Agreement.
Warrants

As of March 31, 2023, the Company had equity-classified warrants to purchase an aggregate of 27,509 shares of the Company’s common stock outstanding, with an exercise price of $76.08. The exercise price will be adjusted in the event of issuances of common stock at a price lower than the exercise price of the warrants then in effect (the “Down Round Feature”). During the three months ended March 31, 2023 and 2022, the Down Round Feature was triggered due to the price per share received from the issuance of common stock. The Company calculated the value of the effect of Down Round Feature measured as the difference between the warrants’ fair value, using the Black-Scholes-Merton option-pricing model, before and after the Down Round Feature was triggered using the original exercise price and the new exercise price. The difference in fair value of the effect of the Down Round Feature was immaterial and had no impact on net loss (income) per share in the periods presented. The exercise price will continue to be adjusted in the event the Company issues additional shares of common stock below the current exercise price, in accordance with the terms of the warrants.
NOTE 6 – SHARE BASED COMPENSATION
Equity incentive plans:
The Company maintains the 2019 Equity Incentive Plan (the “2019 Plan”) and 2018 Omnibus Incentive Plan (the "2018 Plan"). As of March 31, 2023, 63,410 shares remain issuable under the 2019 Plan and 20,934 shares remain issuable under the 2018 Plan. In January 2023, the number of shares reserved under the 2018 Plan automatically increased by 41,666 shares of common stock pursuant to the terms of the 2018 Plan.
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
As of March 31, 2023, 116,463 shares remain available for grant under the ESPP.
There were no shares of common stock purchased by employees pursuant to the ESPP during either the three months ended March 31, 2023or March 31, 2022.
Options and RSUs granted to employees and directors:
There were no options or RSUs granted to employees and directors for the three months ended March 31, 2023.
During the three months ended March 31, 2022, the fair value of options and RSUs granted to employees and directors was $0.8 million.
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
Stock-based compensation expenses:
The following table illustrates the effect of stock-based compensation on the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31
(in thousands)	2023	2022
Research and development expenses	$44	$229
Selling, general and administrative	812	1,016
Discontinued operations*	—	(352)
Total	$856	$893

*Income from stock-based compensation is related to forfeitures.

NOTE 7 – OPERATING LEASES
Operating lease agreements
As of March 31, 2023, the Company had operating leases for its principal executive office in Bridgewater, New Jersey.
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
As of March 31, 2022, the lease liabilities reflect a weighted average discount rate of 13.10% and a remaining weighted average lease term of 0.50 as of March 31, 2022. There were no lease liabilities as of March 31, 2023.
As of March 31, 2022, the Company had a lien in the amount of $0.6 million related to a letter of credit on the Company’s cash in respect of bank guarantees granted in order to secure the lease agreements. In April 2022, the lien was released and the Company received the $0.6 million back due to the release.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Litigation and contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of March 31, 2023, there are no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2023 and our Annual Report on Form 10-K for the year ended December 31, 2022. In this Quarterly Report on Form 10-Q, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to VYNE Therapeutics Inc. The disclosure set forth in this section reflects our 1-for-18 reverse stock split, which was effected on February 10, 2023. Accordingly, all share amounts and per share amounts have been adjusted.
Company Overview
We are a clinical-stage biopharmaceutical company focused on developing proprietary, innovative and differentiated therapies for the treatment of immuno-inflammatory conditions.
In August 2021, we entered into a transaction with Tay Therapeutics Limited (formerly known as In4Derm Limited, “Tay”) providing us with exclusive worldwide rights to research, develop and commercialize products containing BET inhibitors for the treatment of any disease, disorder or condition in humans. Through our access to this library of new chemical BET inhibitor compounds, we plan to develop product candidates for a diverse set of indications. Based on preclinical data generated to date, we have chosen to focus our initial efforts for this platform on select therapeutic areas in immuno-inflammatory disease.
Our lead program is VYN201, a locally administered pan-BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. To date, VYN201 has produced consistent reductions in pro-inflammatory and disease-related biomarkers, improvements in disease severity and a demonstrated local activity through several preclinical models. We believe that these data suggest potential broad utility for VYN201 across multiple routes of administration. In November 2022, we initiated a Phase 1a/b clinical trial evaluating a topical formulation of VYN201 for the treatment of nonsegmental vitiligo. In February 2023, we announced positive preliminary safety and tolerability data from the Phase 1a portion of the trial. In addition, in March 2023, we announced positive pharmacokinetic and hematology data from the Phase 1a trial. The first nonsegmental vitiligo patient was dosed in the Phase 1b portion of the trial in January 2023, and we expect topline 16-week data for all three dose cohorts in the third quarter of 2023.

Our second program is VYN202, an oral small molecule BD2-selective BET inhibitor. VYN202 is in preclinical development for the treatment of immuno-inflammatory indications, and has been designed to achieve class-leading selectivity (BD2 vs. BD1), maximum potency versus BD2 and optimal oral bioavailability. By maximizing BD2 selectivity, we believe VYN202 has the potential to be a more conveniently-administered non-biologic treatment option for both acute control and chronic management of immuno-inflammatory indications, where the damaging effects of unrestricted inflammatory signaling activity is common. IND-enabling studies for VYN202 are ongoing, and we anticipate filing an IND by year-end 2023.
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

Key Developments
Below is a summary of selected key developments affecting our business that have occurred since December 31, 2022:
•On January 9, 2023, we dosed the first patient with nonsegmental vitiligo in our Phase 1a/b clinical trial of VYN201.
•On January 12, 2023, we received the $5.0 million deferred payment from Journey Medical Corporation ("Journey") pursuant to the Asset Purchase Agreement, dated as of January 12, 2022.
•On January 17, 2023, we redeemed all outstanding shares of the Series A Convertible Preferred Stock (the "Series A Preferred Stock") for an aggregate of $360,000 paid to the sole holder thereof. The redemption payment represented 120% of the stated value of the Series A Preferred Stock pursuant to the Certificate of Designation. We filed a Certificate of Elimination with the Secretary of State of the State of Delaware with respect to the Series A Preferred Stock that (i) eliminated the previous designation of 3,000 shares of Series A Preferred Stock from the Company’s Amended and Restated Certificate of Incorporation and (ii) caused such shares of Series A Preferred Stock to resume their status as authorized but unissued and non-designated shares of preferred stock.

•On February 10, 2023, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-eighteen (1:18) reverse stock split of our outstanding common stock, effective as of February 10, 2023.
•On February 15, 2023, we announced positive preliminary safety and tolerability data from the Phase 1a portion of our Phase 1a/b single and multiple ascending dose trial for VYN201. In addition, on March 30, 2023, we announced positive pharmacokinetic and hematology data from the Phase 1a portion of the trial.
•On February 27, 2023, we entered into a Letter Agreement with Tay to extend the Option Term to April 30, 2023. Pursuant to the terms of the Letter Agreement, we paid Tay a non-refundable fee of $250,000 to extend the Option Term. On April 28, 2023, we exercised the Oral Option and we entered into a license agreement (the "VYN202 License Agreement") with Tay granting us a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s BD2-selective BET inhibitor compounds in all fields. We made a cash payment of $3.75 million to Tay in connection with entering into the VYN202 License Agreement.
•On February 28, 2023, we announced that we regained compliance with the minimum bid price requirement set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules.
•On March 30, 2023, we received $1.3 million in ERTC as discussed in Note 2 - Significant Accounting Policies.
•On April 19, 2023, we announced positive preclinical data for an inhaled formulation of VYN201 in an in vivo model of idiopathic pulmonary fibrosis.
•On May 1, 2023, we announced the selection of a development candidate for our oral BD2-selective BET inhibitor program, VYN202, for the treatment of immuno-inflammatory conditions.
Financial Overview
We have incurred net losses since our inception. Except from the first quarter of 2020 until January 2022, when we conducted commercial operations, our business activities have been primarily limited to developing product candidates, raising capital and performing research and development activities. As of March 31, 2023, we had an accumulated deficit of $668.5 million. We recorded a net loss of $5.6 million and net income of $4.7 million for the three months ended March 31, 2023 and 2022, respectively.
Currently, our resources are focused on our immuno-inflammatory pipeline. Research and development activities for these programs, including preclinical and clinical testing of our product candidates, will require significant additional financing. Our future viability is dependent on our ability to successfully execute our business strategy and develop our product candidates and raise additional capital to finance operations. Our failure to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies.
Components of Operating Results
Revenues
Our revenue during the periods presented is comprised of AMZEEQ and ZILXI product sales and royalty revenue.
AMZEEQ and ZILXI were commercially launched in January and October of 2020, respectively. We have not generated revenue from the sales of these products following January 12, 2022, the date we sold the MST Franchise to Journey. As a result of the disposition of these assets, product sales have been reclassified to discontinued operations for the three months ended March 31, 2022. We will not commercially launch our other product candidates in the United States or generate any revenues from sales of any of our product candidates unless and until we obtain marketing approval.
Historically, we have generated revenues under development and license agreements including royalty payments in relation to Finacea, the prescription foam product that we developed in collaboration with Bayer, which later assigned it to Leo Pharma A/S. Our rights to royalty payments from the sale of Finacea were not transferred in the sale of the MST Franchise.
Cost of Goods Sold
Cost of goods sold consists of direct and indirect costs to procure and manufacture AMZEEQ and ZILXI and primarily consist of:
•third party expenses incurred in manufacturing product for sale;

•transportation costs incurred in shipping manufacturing materials between third parties; and
•other costs associated with delivery and manufacturing of product.
Prior to receiving FDA approval, these costs for AMZEEQ and ZILXI were expensed as research and development expenses. We began capitalizing inventory costs for AMZEEQ and ZILXI after receipt of FDA approval. As a result of the sale of the MST Franchise, cost of goods sold have been reclassified to discontinued operations for the three months ended March 31, 2022.
Operating Expenses
Research and Development Expenses
Our research and development expenses have primarily related to the development of FMX114, VYN201 and VYN202. We charge all research and development expenses to operations as they are incurred. Following the sale of the MST Franchise in January 2022, our research and development has been focused on our immuno-inflammatory pipeline, including VYN201, VYN202 and FMX114. As a result of the sale of the MST Franchise in January 2022, research and development expenses related to the MST Franchise have been reclassified to discontinued operations for all periods presented.
Research and development expenses consist primarily of:
•employee-related expenses, including salaries, benefits and related expenses, including stock-based compensation expenses, for researched and development personnel;
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
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist principally of:
•employee-related expenses, including salaries, benefits and related expenses, including stock-based compensation expenses;
•legal and professional fees for auditors and other consulting expenses; and
•facility, information technology and depreciation expenses.
As a result of the sale of the MST Franchise in January 2022, selling, general and administrative expenses related to the MST Franchise have been reclassified to discontinued operations for the three months ended March 31, 2022.
Other Income (Expense), net
Other income (expense), net primarily consists of interest earned on our cash and cash equivalents and foreign exchange rate gains and losses.
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2022, we had federal and state net operating loss carryforwards of $318.3 million and $90.4 million, respectively, of which $44.3 million and

$89.0 million of these carryforwards will begin to expire starting in 2031 through 2040 for federal and state purposes, respectively. As of December 31, 2022, we had federal and state research and development tax credit carryforwards of $6.6 million and $1.2 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. As of December 31, 2022, we had $274.0 million in federal and state NOLs with no limited period of use. There are no significant updates through March 31, 2023.
NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. State NOLs and tax credit carryforwards may be subject to similar limitations under state laws. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Sections 382 or 383. We may have experienced ownership changes in the past, including in connection to our initial public offering, and as a result of the merger with Foamix Pharmaceuticals Ltd. and/or subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use the NOL and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.
Results of Operations
Comparison of the Three-Month Periods Ended March 31, 2023 and 2022
Summary of Operations

	Three Months Ended March 31		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2023	2022	$	%
Revenues
Royalty revenues	$99	$178	$(79)	(44.4)%
Total revenues	99	178	(79)	(44.4)%

Operating expenses:
Research and development	2,734	4,452	(1,718)	(38.6)%
Selling, general and administrative	3,240	4,417	(1,177)	(26.6)%
Total operating expenses	5,974	8,869	(2,895)	(32.6)%
Operating loss	(5,875)	(8,691)	(2,816)	(32.4)%
Other income (expense), net	263	(3)	266	*
Loss from continuing operations before income taxes	(5,612)	(8,694)	(3,082)	(35.4)%
Income tax expense	—	—	—	—%
Loss from continuing operations	(5,612)	(8,694)	(3,082)	(35.4)%
(Loss) income from discontinued operations	(10)	13,364	(13,374)	(100.1)%
Net (loss) income	$(5,622)	$4,670	$(10,292)	(220.4)%
* Percentage not meaningful.

Revenue
Revenues totaled $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, consisting of royalty revenue.

We divested our MST Franchise on January 12, 2022. As a result of the sale, we will not generate revenue from the sales of AMZEEQ or ZILXI following such date. Product revenues have been reclassified to discontinued operations for the three months ended March 31, 2022
Research and Development Expenses
Our research and development expenses for the three months ended March 31, 2023 were $2.7 million, representing a decrease of $1.7 million, or 38.6%, compared to $4.5 million for the three months ended March 31, 2022. The decrease is primarily driven by the reduction of employee-related expenses of $1.1 million, and decreased spending for FMX114 and VYN201 of $0.8 million and $0.2 million, respectively. These decreases were partially offset by increased expenses for VYN202 of $0.3 million.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2023 were $3.2 million, representing a decrease of $1.2 million, or 26.6%, compared to $4.4 million for the three months ended March 31, 2022. The decrease is primarily driven by decreased employee-related expenses of $0.6 million and a reduction in consulting expenses of $0.6 million.
Other Income (Expense), net
Other income for the three months ended March 31, 2023 was $0.3 million and related to interest income earned on cash and cash equivalents. Other expense for the three months ended March 31, 2022 was immaterial.
Liquidity and Capital Resources
Since inception, we have funded operations primarily through private and public placements of our equity, debt and warrants and through fees, cost reimbursements and payments received from our licensees. We commenced generating product revenues related to sales of AMZEEQ and ZILXI in January 2020 and October 2020, respectively. AMZEEQ and ZILXI were sold as part of the sale of the MST Franchise on January 12, 2022 and, as such, we no longer generate revenue from the sale of these products. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our product candidates, if approved, are commercially successful, if at all. We will not generate any revenue from any current or future product candidates unless and until we obtain regulatory approval and commercializes such products. For the three months ended March 31, 2023, we generated net loss of $5.6 million and used $5.5 million of cash in operations.
As of March 31, 2023, we had cash and cash equivalents, and restricted cash of $30.3 million and an accumulated deficit of $668.5 million. We received the $5.0 million deferred payment from Journey on January 12, 2023, the one-year anniversary of the sale of the MST Franchise. We had no outstanding debt as of March 31, 2023. In addition, in March 2022, we entered into the Equity Purchase Agreement with Lincoln Park Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $30.0 million of shares of our common stock over the 36-month term of the Equity Purchase Agreement. As of March 31, 2023, no shares have been sold under the Equity Purchase Agreement.
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
Summary Statement of Cash Flows
The following table summarizes our statement of cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31
(in thousands)	2023	2022
Net cash (used in) / provided by:
Operating activities	$(5,478)	$(9,039)
Investing activities	$5,000	$15,752
Financing activities	$(217)	$1,532

Net cash used in operating activities
During the three months ended March 31, 2023, net cash used in operating activities was $5.5 million and primarily reflected our net loss of $5.6 million adjusted for the non-cash item of $0.9 million related to stock-based compensation expense. The remainder of the cash used in operations is driven by net change in assets and liabilities.
During the three months ended March 31, 2022, net cash used in operating activities was $9.0 million and primarily reflected our net income of $4.7 million adjusted for the gain on the sale of the MST Franchise of $13.0 million and stock-based compensation of $0.9 million. The remainder of the cash used in operations is driven by net change in operating assets and liabilities.
Net cash provided by investing activities
During the three months ended March 31, 2023, net cash provided by investing activities was $5.0 million which represents the deferred payment received from Journey in January 2023.
During the three months ended March 31, 2022, net cash provided by investing activities was $15.8 million and was the result of net proceeds from the sale of the MST Franchise.
Net cash (used in) provided by financing activities
During the three months ended March 31, 2023, net cash used in financing activities was $0.2 million and consisted primarily of $0.4 million paid for the redemption of convertible preferred stock, partially offset by $0.2 million of proceeds received related to the issuance of common stock.
During the three months ended March 31, 2022, net cash provided by financing activities was $1.5 million and was primarily attributable to the issuance of common stock.

Cash and Funding Sources
Our sources of funding in the three months ended March 31, 2023 totaled $5.2 million and consisted primarily of $5.0 million of net proceeds from the sale of the MST Franchise and $0.2 million of net proceeds from the issuance of common stock pursuant to our at-the-market offering facility.
Our sources of funding in the three months ended March 31, 2022 totaled $17.3 million and consisted primarily of $15.8 million of net proceeds from the sale of the MST Franchise and $1.5 million of net proceeds from the issuance of common stock pursuant to our at-the-market offering facility.
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
For more information as to the risks associated with our future funding needs, see “Item 1A—Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2022.
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 14, 2023. There have been no material changes to these policies for the three months ended March 31, 2023.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2023 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
We may periodically become subject to legal proceedings and claims arising in connection with its business. As of March 31, 2023, no claims or actions are pending against us that, in the opinion in management, are likely to have a material adverse effect on us.
1A. Risk Factors.
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 14, 2023. As of March 31, 2023, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K and subsequent reports, except as set forth below.
Risks Related to our Liquidity

We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our research and development activities which would have a material adverse effect on our financial condition.

Developing and commercializing biopharmaceutical products and conducting preclinical studies and clinical trials is an expensive and highly uncertain process that takes years to complete. As of March 31, 2023, we had approximately $30.3 million in cash, cash equivalents and restricted cash, as well as negative cash flows from operating activities. Based on our current operating plan, we do not have sufficient cash and cash equivalents to fund our anticipated level of operations as they become due during the twelve months following the date of issuance of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023. Our estimates may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. The aforementioned factors raise substantial doubt about our ability to continue as a going concern. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion regarding our liquidity. We may not be able to raise adequate proceeds from financing or business development transactions, and additional capital might not be available to us when we need it. We are unable to predict the impact of global economic market trends, and if economic conditions deteriorate, our business, results of operations and ability to raise needed capital could be materially and adversely affected. If we are unable to raise additional capital when needed due to the reasons listed above and/or lack of creditworthiness, bank failures (such as recent and potential future disruptions in access to bank deposits or lending commitments), or price decline in market investments, our long-term business plans may not be accomplished, and we may be forced to scale back our operations to conserve cash, cease, reduce, or delay operations, including our product candidate programs.

If we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new debt securities or equity securities may have a preference over our common stock. In addition, if we issue warrants or preferred stock in connection with our financing activities, such securities may include terms that are unfavorable to our stockholders, including anti-dilution provisions and other preferences. In addition, any holders of preferred stock may receive preferential voting rights that are superior to the voting rights of holders of our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to operate our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.
None.

Item 6.  Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Amended and Restated Certificate of Incorporation.	10-K	3/17/2022	3.1

3.1(b)	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock.	10-Q	11/14/2022	3.1(b)

3.1(c)	Certificate of Elimination	8-K	1/17/2023	3.1

3.1(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	2/10/2023	3.1

3.2	Amended and Restated Bylaws.	10-Q	11/14/2022	3.2

10.1	Letter Agreement, dated as of February 27, 2023, by and between VYNE Therapeutics Inc. and Tay Therapeutics Ltd.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	The cover page of VYNE Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included within Exhibit 101 attachments).
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
Dated: May 11, 2023

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski Director and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tyler Zeronda
Tyler Zeronda Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)