Form 10-Q
period 2023-06-30
VYNE Therapeutics Inc.
filed 2023-08-14
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
Yes  ☐ No  ☒
As of August 7, 2023, there were 3,279,971 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “if,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “until,” “will,” “would,” and similar expressions or variations.
The following factors, among others, including any described in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, could cause our future results to differ materially from those expressed in the forward-looking information:
•our ability to raise substantial additional financing to fund our operations and continue as a going concern;
•our ability to successfully execute our business strategy, including our ability to successfully develop our bromodomain and extra-terminal domain (“BET”) inhibitor platform for immuno-inflammatory conditions;
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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	June 30	December 31
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$20,634	$30,908
Restricted cash	67	67
Trade receivables, net of allowances	234	173
Amount due from sale of MST Franchise	—	5,000
Prepaid and other expenses	2,024	2,127
Total Current Assets	22,959	38,275
Non-current prepaid expenses and other assets	2,000	2,483
Total Assets	$24,959	$40,758

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities:
Trade payables	$1,159	$2,386
Accrued expenses	4,379	4,381
Employee related obligations	836	2,372
Liability for employee severance benefits	—	206
Total Current Liabilities	6,374	9,345
Other liabilities	1,313	—
Total Liabilities	7,687	9,345

Commitments and Contingencies

Mezzanine Equity:
Convertible Preferred Stock: $0.0001 par value; 20,000,000 shares authorized at June 30, 2023 and December 31, 2022; Series A Preferred Stock: 0 and 3,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	211

Stockholders' Equity:
Common stock: $0.0001 par value; 150,000,000 shares authorized at June 30, 2023 and December 31, 2022; 3,282,479 and 3,229,704 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	695,836	693,937
Accumulated deficit	(678,564)	(662,735)
Total Stockholders' Equity	17,272	31,202
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$24,959	$40,758
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Revenues
Royalty revenues	$135	$126	$234	$304
Total revenues	135	126	234	304

Operating expenses:
Research and development	7,233	4,108	9,967	8,560
Selling, general and administrative	3,220	4,305	6,460	8,722
Total operating expenses	10,453	8,413	16,427	17,282
Operating loss	(10,318)	(8,287)	(16,193)	(16,978)
Other income, net	280	52	543	49
Loss from continuing operations before income taxes	(10,038)	(8,235)	(15,650)	(16,929)
Income tax expense	—	—	—	—
Loss from continuing operations	(10,038)	(8,235)	(15,650)	(16,929)
(Loss) income from discontinued operations, net of income taxes	(20)	(241)	(30)	13,123
Net loss	$(10,058)	$(8,476)	$(15,680)	$(3,806)

Loss per share from continuing operations, basic and diluted	$(3.08)	$(2.56)	$(4.81)	$(5.38)
(Loss) income per share from discontinued operations, basic and diluted	$(0.01)	$(0.07)	$(0.01)	$4.17
Loss per share, basic and diluted	$(3.09)	$(2.63)	$(4.82)	$(1.21)

Weighted average shares outstanding - basic and diluted	3,274	3,218	3,265	3,148
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Mezzanine Equity (Convertible Preferred Stock)		Common stock		Additional paid-in capital	Accumulated deficit	Total Stockholders' Equity
	Number of shares	Amounts	Number of Shares	Amounts	Amounts
BALANCE AT JANUARY 1, 2022	—	$—	2,976,541	$5	$688,156	$(639,525)	$48,636
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	—	(3,806)	(3,806)
Reclassification due to reverse stock split	—	—	—	(5)	5	—	—
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	—	—	9,579	—	—	—	—
Stock-based compensation	—	—	—	—	2,056	—	2,056
Issuance of commitment shares in March 2022	—	—	92,644	—	—	—	—
Issuance of common stock under at-the-market offering, net of $135 in issuance costs	—	—	143,770	—	1,471	—	1,471
BALANCE AT JUNE 30, 2022	—	$—	3,222,534	$—	$691,688	$(643,331)	$48,357

BALANCE AT JANUARY 1, 2023	3,000	$211	3,229,704	$—	$693,937	$(662,735)	$31,202
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	—	(15,680)	(15,680)
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	—	—	18,186	—	11	—	11
Stock-based compensation	—	—	—	—	1,732	—	1,732
Redemption of convertible preferred stock	(3,000)	(211)	—	—	—	(149)	(149)
Issuance of common stock under at-the-market offering, net of $5 in issuance costs	—	—	34,589	—	156	—	156
BALANCE AT JUNE 30, 2023	—	$—	3,282,479	$—	$695,836	$(678,564)	$17,272
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Mezzanine Equity (Convertible Preferred Stock)		Common stock		Additional paid-in capital	Accumulated deficit	Total Stockholders' Equity
	Number of shares	Amounts	Number of Shares	Amounts	Amounts
BALANCE AT APRIL 1, 2022	—	$—	3,217,138	$—	$690,586	$(634,855)	$55,731
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	—	(8,476)	(8,476)
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	—	—	5,396	—	25	—	25
Stock-based compensation	—	—	—	—	1,163	—	1,163
Issuance of common stock under at-the-market offering, net of $184 issuance costs	—	—	—	—	(86)	—	(86)
BALANCE AT JUNE 30, 2022	—	$—	3,222,534	$—	$691,688	$(643,331)	$48,357

BALANCE AT APRIL 1, 2023	—	$—	3,271,282	$—	$694,937	$(668,506)	$26,431
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	—	(10,058)	(10,058)
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	—	—	11,197	—	23	—	23
Stock-based compensation	—	—	—	—	876	—	876
BALANCE AT JUNE 30, 2023	—	$—	3,282,479	$—	$695,836	$(678,564)	$17,272
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Six Months Ended June 30
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(15,680)	$(3,806)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	56
Changes in accrued liability for employee severance benefits, net of retirement fund profit	—	50
Stock-based compensation	1,732	2,056
Gain on the sale of the MST Franchise	—	(13,005)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(61)	8,215
Decrease in inventory	—	97
Decrease in prepaid expenses and other assets	586	697
Decrease in trade payables, accrued expenses, employee related obligations, liability for employee severance benefits and other long term liabilities	(1,629)	(11,306)
Decrease in operating lease liabilities	—	(318)
Net cash used in operating activities	(15,052)	(17,264)
Cash Flows From Investing Activities:
Net proceeds from the sale of the MST Franchise	5,000	15,752
Net cash provided by investing activities	5,000	15,752
Cash Flows From Financing Activities:
Proceeds related to issuance of common stock through offerings, net of issuance costs	156	1,471
Redemption of convertible preferred stock	(360)	—
Withholdings related to issuance of stock for stock-based compensation arrangements, net	(18)	—
Net cash (used in) provided by financing activities	(222)	1,471
Decrease in cash, cash equivalents and restricted cash	(10,274)	(41)
Cash, cash equivalents and restricted cash at beginning of the period	30,975	42,855
Cash, cash equivalents and restricted cash at end of the period	$20,701	$42,814

Cash and cash equivalents	20,634	42,814
Restricted cash	67	—
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$20,701	$42,814

Supplementary information on investing and financing activities not involving cash flows:
Issuance of vested shares under employee stock purchase plan	$29	$23
Amount due from sale of MST Franchise	$—	$5,000
Accretion of preferred stock	$149	$—
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

The Company's lead program is VYN201, a locally administered pan-BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. To date, VYN201 has produced consistent reductions in pro-inflammatory and disease-related biomarkers, improvements in disease severity and a demonstrated local activity through several preclinical models. The Company believes that these data suggest potential broad utility for VYN201 across multiple routes of administration. In November 2022, the Company initiated a Phase 1a/b clinical trial evaluating a topical formulation of VYN201 for the treatment of nonsegmental vitiligo. In February 2023, the Company announced positive preliminary safety and tolerability data from the Phase 1a portion of the trial. In addition, in March 2023, the Company announced positive pharmacokinetic and hematology data from the Phase 1a trial. The first nonsegmental vitiligo patient was dosed in the Phase 1b portion of the trial in January 2023. The Company expects to announce preliminary Phase 1b safety and efficacy data in the third quarter of 2023, followed by final results in October 2023.

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
Unless noted, all common stock and per share amounts contained in the unaudited condensed consolidated financial statements have been retroactively adjusted to reflect a 1-for-18 reverse stock split.
Liquidity and Capital Resources
Since inception, the Company has funded operations primarily through private and public placements of its equity, debt and warrants and through fees, cost reimbursements and payments received from its licensees. The Company commenced generating product revenues related to sales of AMZEEQ and ZILXI in January 2020 and October 2020, respectively. AMZEEQ and ZILXI were sold as part of the sale of the MST Franchise on January 12, 2022 and, as such, the Company no longer generates revenue from the sale of these products. The Company has incurred losses and experienced negative operating cash flows since its inception and anticipates that it will continue to incur losses until such a time when its product candidates, if approved, are commercially successful, if at all. The Company will not generate any revenue from any current or future product candidates unless and until it obtains regulatory approval and commercializes such products. For the six months ended June 30, 2023, the Company incurred a net loss of $15.7 million and used $15.1 million of cash in operations.
As of June 30, 2023, the Company had cash and cash equivalents, and restricted cash of $20.7 million and an accumulated deficit of $678.6 million. The Company received a $5.0 million deferred payment from Journey on January 12, 2023, the one-year anniversary of the sale of the MST Franchise. The Company had no outstanding debt as of June 30, 2023.
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
The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023.
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
d.Cash and cash equivalents

The Company considers cash equivalents to be all short-term, highly liquid investments, which include short-term bank deposits and money market funds with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash. As of June 30, 2023 and December 31, 2022, the Company had approximately $14.4 million and $28.0 million, respectively, of cash equivalents classified as Level 1 financial instruments.
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
Product Sales Provisions

Provisions for distribution fees, trade discounts and chargebacks are reflected as a reduction to trade receivables, net on the unaudited condensed consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the unaudited condensed consolidated balance sheet. The revenue reserve accrual was $1.9 million and $2.7 million as of June 30, 2023 and December 31, 2022, respectively and was reflected in accrued expenses in the unaudited condensed consolidated balance sheet. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment.

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
Contract Assets and Contract Liabilities

The Company did not have any contract assets (unbilled receivables) related to product sales as of June 30, 2023 or December 31, 2022, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract assets (unbilled receivables) related to its license revenues as of June 30, 2023 or December 31, 2022.

The Company did not have any contract liabilities as of June 30, 2023 or December 31, 2022, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
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
h.Allowance for doubtful accounts
An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and provisions for doubtful accounts. Provisions for doubtful accounts were not material as of June 30, 2023 or December 31, 2022.
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
j.Net loss per share
Net loss per share, basic and diluted, is computed on the basis of the net loss from continuing operations for the period divided by the weighted average number of common stock outstanding during the period. Diluted net loss per share is based upon the weighted average number of common stock and of common stock equivalents outstanding when dilutive. Common stock equivalents include outstanding stock options and warrants which are included under the treasury share method when dilutive.
The following stock options, restricted stock units (“RSUs”) and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	June 30
	2023	2022
Outstanding stock options and RSUs	280,134	325,937
Warrants	27,509	27,509
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
The Company received the $5.0 million deferred payment from Journey in January 2023. Existing royalty receivables relate to one customer, but do not present a credit risk due to immaterial nature. Restricted cash as of June 30, 2023 was $0.1 million which does not present a credit risk due to immaterial nature.
m.Comprehensive loss
For the three and six months ended June 30, 2023 and 2022, comprehensive loss was equal to the net loss as presented in the accompanying unaudited condensed consolidated statements of operations.
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
o.Employee Retention Tax Credit
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing numerous tax provisions and other stimulus measures, including employee retention tax credits (“ERTC”). The ERTC is a refundable tax credit against certain employment taxes for qualifying businesses retaining employees on their payroll during the COVID-19 pandemic and allows eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. During 2022, the Company filed with the Internal Revenue Service (IRS) credits totaling $1.3 million. During the first quarter of 2023, the Company received the full $1.3 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERTC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The ERTC filings remain open to examination by the IRS until April 2025, and as such the Company has recorded the $1.3 million received within other liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2023 until such a time that the Company has reasonable assurance that the conditions associated with the grants have been met.
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

On April 28, 2023, the Company exercised the Oral Option and the parties entered into a license agreement (the "VYN202 License Agreement") granting the Company a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s selective BET inhibitor compounds in all fields. The Company made a cash payment of $3.75 million to Tay in connection with entering into the VYN202 License Agreement. This payment was recorded as a research and development expense in the period paid. Pursuant to the terms of the VYN202 License Agreement, the Company has agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications. Tay is also entitled to additional milestones upon the achievement of regulatory approvals in certain jurisdictions outside the U.S. The VYN202 License Agreement provides for tiered royalty payments of up to 10% of annual net sales on the licensed product.
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

Pursuant to the Purchase Agreement, the Company received an upfront payment of $20.0 million at the closing of the sale of the MST franchise and received an additional $5.0 million deferred payment from Journey in January 2023. The Company is also eligible to receive sales milestone payments of up to $450.0 million in the aggregate upon the achievement of specified levels of net sales on a product-by-product basis, beginning with annual net sales exceeding $100.0 million (with products covered in three categories (1) AMZEEQ (and certain modifications), (2) ZILXI (and certain modifications), and (3) FCD105 and other products covered by the patents being transferred, including certain modifications). In addition, the Company is entitled to receive certain payments from any licensing or sublicensing of the assets by Journey outside of the United States.

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

The following table presents the combined results of discontinued operations of the MST Franchise:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2023	2022	2023	2022
Product sales, net	$—	$—	$—	$106

Cost of goods sold	—	—	—	80

Operating expenses:
Research and development	—	—	—	—
Selling, general and administrative	20	241	30	(92)
Total operating expenses	20	241	30	(92)
(Loss) income from discontinued operations	(20)	(241)	(30)	118
Gain on the sale of the MST Franchise	—	—	—	13,005
(Loss) income from discontinued operations, before income taxes	(20)	(241)	(30)	13,123
Income tax expense	—	—	—	—
Net (loss) income from discontinued operations	$(20)	$(241)	$(30)	$13,123
The following table presents non-cash items related to discontinued operations, which are included in the Company's unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2022. There were no non-cash items related to discontinued operations as of June 30, 2023.

(in thousands)	Six Months Ended June 30, 2022
Cash Flows From Operating Activities:
Stock-based compensation (income) expense*	$(352)
Gain on the sale of the MST Franchise	(13,005)
Total non-cash items of discontinued operations	$(13,357)

Supplemental disclosure of cash flow information:
Amount due from sale of MST Franchise	$5,000
*Income from stock-based compensation is related to forfeitures.
The following table presents the gain on the sale of the MST Franchise:

(in thousands)	Six Months Ended June 30, 2022
Cash proceeds	$20,000
Proceeds paid in January 2023	5,000
25,000
Less transaction costs	(4,247)
Less carrying value of assets sold	(7,748)
Gain on sale, before income taxes	13,005
Income tax expense	—
Gain on sale net of tax	$13,005
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
NOTE 5 – MEZZANINE EQUITY AND STOCKHOLDER CAPITAL
Preferred stock
As of June 30, 2023, the Company's Amended and Restated Certificate of Incorporation (as amended, the "Certificate of Incorporation") authorized the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were zero and 3,000 shares of Series A Convertible Preferred Stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.
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
Unless noted, all common stock and per share amounts contained in the unaudited condensed consolidated financial statements have been retroactively adjusted to reflect a 1-for-18 reverse stock split.
Issuance of common stock
On August 12, 2021, the Company entered into a Sales Agreement (the "2021 Sales Agreement") with Cantor Fitzgerald to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald will act as the Company's sales agent. Cantor Fitzgerald is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2021 Sales Agreement. During the six months ended June 30, 2022, the Company issued and sold 143,770 shares of common stock at a weighted average per share price of $11.16 pursuant to the 2021 Sales Agreement for $1.5 million in net proceeds. During the six months ended June 30, 2023, the Company issued and sold 34,589 shares of common stock at a weighted average per share price of $4.52 pursuant to the 2021 Sales Agreement for $0.2 million in net proceeds.
On March 15, 2022, the Company entered into the Equity Purchase Agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park, at the Company's discretion, up to $30.0 million of shares of its common stock over the 36-month term of the Equity Purchase Agreement. Upon execution of the Equity Purchase Agreement, the Company issued 92,644 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Equity Purchase Agreement. The issuance of these shares were specific incremental costs directly attributable to the proposed offering. The commitment shares were valued at $0.9 million and recorded as an addition to equity for the issuance of common stock and treated as a reduction to equity as a cost of capital to be raised under the Equity Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The Equity Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any additional cost or penalty. As of June 30, 2023, the Company has not sold any shares of its common stock to Lincoln Park under the Equity Purchase Agreement.
Warrants

As of June 30, 2023, the Company had equity-classified warrants to purchase an aggregate of 27,509 shares of the Company’s common stock outstanding, with an exercise price of $76.08. The exercise price will be adjusted in the event of issuances of common stock at a price lower than the exercise price of the warrants then in effect (the “Down Round Feature”). During the six months ended June 30, 2023 and 2022, the Down Round Feature was triggered due to the price per share received from the issuance of common stock. The Company calculated the value of the effect of Down Round Feature measured as the difference between the warrants’ fair value, using the Black-Scholes-Merton option-pricing model, before and after the Down Round Feature was triggered using the original exercise price and the new exercise price. The difference in fair value of the effect of the Down Round Feature was immaterial and had no impact on net loss (income) per share in the periods presented. The exercise price will continue to be adjusted in the event the Company issues additional shares of common stock below the current exercise price, in accordance with the terms of the warrants.
NOTE 6 – STOCK-BASED COMPENSATION
Equity incentive plans:
The Company maintains the 2019 Equity Incentive Plan (the “2019 Plan”) and 2018 Omnibus Incentive Plan (the "2018 Plan"). As of June 30, 2023, 67,920 shares remain issuable under the 2019 Plan and 63,833 shares remain issuable under the 2018 Plan. In January 2023, the number of shares reserved under the 2018 Plan automatically increased by 41,666 shares of common stock pursuant to the terms of the 2018 Plan.
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
As of June 30, 2023, 108,124 shares remain available for grant under the ESPP.
There were 8,339 shares of common stock purchased by employees pursuant to the ESPP during the six months ended June 30, 2023, and 3,704 shares of common stock purchased by employees during the six months ended June 30, 2022.
Options and RSUs granted to employees and directors:
There were no options or RSUs granted to employees and directors for the six months ended June 30, 2023.
During the six months ended June 30, 2022, the fair value of options and RSUs granted to employees and directors was $0.8 million.
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

Stock-based compensation expenses:
The following table illustrates the effect of stock-based compensation on the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2023	2022	2023	2022
Research and development expenses	$138	$393	$182	$622
Selling, general and administrative	738	770	1,550	1,786
Discontinued operations*	—	—	—	(352)
Total	$876	$1,163	$1,732	$2,056
*Income from stock-based compensation is related to forfeitures.

NOTE 7 – OPERATING LEASES
Operating lease agreements
As of June 30, 2023, the Company had operating leases for its principal executive office in Bridgewater, New Jersey.
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
As of June 30, 2022, the lease liabilities reflect a weighted average discount rate of 13.10% and a remaining weighted average lease term of 0.25 years as of June 30, 2022. There were no lease liabilities as of June 30, 2023.
The Company had a lien in the amount of $0.6 million related to a letter of credit on the Company’s cash in respect of bank guarantees granted in order to secure the lease agreements. In April 2022, the lien was released and the Company received the $0.6 million back due to the release.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Litigation and contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of June 30, 2023, there are no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2023 and our Annual Report on Form 10-K for the year ended December 31, 2022. In this Quarterly Report on Form 10-Q, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to VYNE Therapeutics Inc. The disclosure set forth in this section reflects our 1-for-18 reverse stock split, which was effected on February 10, 2023. Accordingly, all share amounts and per share amounts have been adjusted.
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
Our lead program is VYN201, a locally administered pan-BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. To date, VYN201 has produced consistent reductions in pro-inflammatory and disease-related biomarkers, improvements in disease severity and a demonstrated local activity through several preclinical models. We believe that these data suggest potential broad utility for VYN201 across multiple routes of administration. In November 2022, we initiated a Phase 1a/b clinical trial evaluating a topical formulation of VYN201 for the treatment of nonsegmental vitiligo. In February 2023, we announced positive preliminary safety and tolerability data from the Phase 1a portion of the trial. In addition, in March 2023, we announced positive pharmacokinetic and hematology data from the Phase 1a trial. The first nonsegmental vitiligo patient was dosed in the Phase 1b portion of the trial in January 2023. We expect to announce preliminary Phase 1b safety and efficacy data in the third quarter of 2023, followed by final results in October 2023.

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

Key Developments
Below is a summary of selected key developments affecting our business that have occurred since March 31, 2023:
•On April 19, 2023, we announced positive preclinical data for an inhaled formulation of VYN201 in an in vivo model of idiopathic pulmonary fibrosis.
•On April 28, 2023, we entered into a License Agreement (the “VYN202 License Agreement”) with Tay granting us a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s BD2-selective BET inhibitors in all fields.
•On May 1, 2023, we announced the selection of a development candidate for our oral BD2-selective BET inhibitor program, VYN202, for the treatment of immuno-inflammatory conditions.
Financial Overview
We have incurred net losses since our inception. Except from the first quarter of 2020 until January 2022, when we conducted commercial operations, our business activities have been primarily limited to developing product candidates, raising capital and performing research and development activities. As of June 30, 2023, we had an accumulated deficit of $678.6 million. We recorded a net loss of $15.7 million and net loss of $3.8 million for the six months ended June 30, 2023 and 2022, respectively.
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
Components of Operating Results
Revenues
Revenue generated during the periods presented is comprised of AMZEEQ and ZILXI product sales and royalty revenue.
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
Prior to receiving FDA approval, these costs for AMZEEQ and ZILXI were expensed as research and development expenses. We began capitalizing inventory costs for AMZEEQ and ZILXI after receipt of FDA approval. As a result of the sale of the MST Franchise, cost of goods sold have been reclassified to discontinued operations for the three months ended March 31, 2022. See "Note 4—Discontinued Operations" in the unaudited condensed consolidated financial statements for cost of goods sold.
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
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2022, we had federal and state net operating loss carryforwards of $318.3 million and $90.4 million, respectively, of which $44.3 million and $89.0 million of these carryforwards will begin to expire starting in 2031 through 2040 for federal and state purposes, respectively. As of December 31, 2022, we had federal and state research and development tax credit carryforwards of $6.6 million and $1.2 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. As of December 31, 2022, we had $274.0 million in federal and state NOLs with no limited period of use. There are no significant updates through June 30, 2023.
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

Results of Operations
Comparison of the Three-Month Periods Ended June 30, 2023 and 2022
Summary of Operations

	Three Months Ended June 30		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2023	2022	$	%
Revenues
Royalty revenues	$135	$126	$9	7.1%
Total revenues	135	126	9	7.1%

Operating expenses:
Research and development	7,233	4,108	3,125	76.1%
Selling, general and administrative	3,220	4,305	(1,085)	(25.2)%
Total operating expenses	10,453	8,413	2,040	24.2%
Operating loss	(10,318)	(8,287)	2,031	24.5%
Other income, net	280	52	228	*
Loss from continuing operations before income taxes	(10,038)	(8,235)	1,803	21.9%
Income tax expense	—	—	—	—%
Loss from continuing operations	(10,038)	(8,235)	1,803	21.9%
Loss from discontinued operations	(20)	(241)	(221)	(91.7)%
Net loss	$(10,058)	$(8,476)	$1,582	18.7%
* Percentage not meaningful.
Revenue
Revenues totaled $0.1 million for each of the three months ended June 30, 2023 and 2022, consisting of royalty revenue.
We divested our MST Franchise on January 12, 2022. As a result of the sale, we will not generate revenue from the sales of AMZEEQ or ZILXI following such date. Product revenues have been reclassified to discontinued operations for the three months ended June 30, 2022.
Research and Development Expenses
Our research and development expenses for the three months ended June 30, 2023 were $7.2 million, representing an increase of $3.1 million, or 76.1%, compared to $4.1 million for the three months ended June 30, 2022. The increase was primarily driven by increased expenses for VYN202 of $4.9 million, including a $3.8 million payment made in connection with entering into the VYN202 License Agreement. This increase was partially offset by lower employee-related expenses of $0.9 million and decreased spending for FMX114 of $0.8 million.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2023 were $3.2 million, representing a decrease of $1.1 million, or 25.2%, compared to $4.3 million for the three months ended June 30, 2022. The decrease was primarily driven by lower consulting and professional fees of $0.6 million and lower rent and corporate insurance costs of $0.5 million.
Other Income, net
Other income, net for the three months ended June 30, 2023 and June 30, 2022 was $0.3 million and 0.1 million, respectively, and related to interest income earned on cash and cash equivalents.

Comparison of the Six-Month Periods Ended June 30, 2023 and 2022
Summary of Operations

	Six Months Ended June 30,		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2023	2022	$	%
Revenues
Royalty revenues	$234	$304	$(70)	(23.0)%
Total revenues	234	304	(70)	(23.0)%

Operating expenses:
Research and development	9,967	8,560	1,407	16.4%
Selling, general and administrative	6,460	8,722	(2,262)	(25.9)%
Total operating expenses	16,427	17,282	(855)	(4.9)%
Operating loss	(16,193)	(16,978)	(785)	(4.6)%
Other income, net	543	49	494	*
Loss from continuing operations before income taxes	(15,650)	(16,929)	(1,279)	(7.6)%
Income tax expense	—	—	—	—%
Loss from continuing operations	$(15,650)	$(16,929)	(1,279)	(7.6)%
(Loss) income from discontinued operations	(30)	13,123	(13,153)	(100.2)%
Net loss	$(15,680)	$(3,806)	$(11,874)	*
* Percentage not meaningful.
Revenue
Revenues totaled $0.2 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively, consisting of royalty revenue.
We divested our MST Franchise on January 12, 2022. As a result of the sale, we will not generate revenue from the sales of AMZEEQ or ZILXI following such date. Product revenues have been reclassified to discontinued operations for the six months ended June 30, 2022.
Research and Development Expenses
Our research and development expenses for the six months ended June 30, 2023 were $10.0 million, representing an increase of $1.4 million, or 16.4%, compared to $8.6 million for the six months ended June 30, 2022. The increase was primarily driven by increased expenses for VYN202 of $5.4 million, including $4.0 million paid in connection with entering into the VYN202 License Agreement. This increase was partially offset by lower employee-related expenses of $2.3 million and decreased spending for FMX114 of $1.5 million.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the six months ended June 30, 2023 were $6.5 million, representing a decrease of $2.3 million, or 25.9%, compared to $8.7 million for the six months ended June 30, 2022. The decrease was primarily driven by lower rent and corporate insurance costs of $0.8 million, decreased employee-related expenses of $0.7 million and lower consulting and professional fees of $0.5 million.
Other Income, net
Other income, net for the six months ended June 30, 2023 and June 30, 2022 was $0.5 million and $49 thousand, respectively. The other income was mainly related to interest income received.

Liquidity and Capital Resources
Since inception, we have funded operations primarily through private and public placements of our equity, debt and warrants and through fees, cost reimbursements and payments received from our licensees. We commenced generating product revenues related to sales of AMZEEQ and ZILXI in January 2020 and October 2020, respectively. AMZEEQ and ZILXI were sold as part of the sale of the MST Franchise on January 12, 2022 and, as such, we no longer generate revenue from the sale of these products. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our product candidates, if approved, are commercially successful, if at all. We will not generate any revenue from any current or future product candidates unless and until we obtain regulatory approval and commercializes such products. For the six months ended June 30, 2023, we generated a net loss of $15.7 million and used $15.1 million of cash in operations.
As of June 30, 2023, we had cash and cash equivalents, and restricted cash of $20.7 million and an accumulated deficit of $678.6 million. We received the $5.0 million deferred payment from Journey on January 12, 2023, the one-year anniversary of the sale of the MST Franchise. We had no outstanding debt as of June 30, 2023. In addition, in March 2022, we entered into the Equity Purchase Agreement with Lincoln Park Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $30.0 million of shares of our common stock over the 36-month term of the Equity Purchase Agreement. As of June 30, 2023, no shares have been sold under the Equity Purchase Agreement.
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

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is expected to be impacted by the outcome of the plans outlined above, including our ability to raise additional capital to fund our operations and the development and results from clinical trials for the BET inhibitor programs. Based on our current plans and assumptions, we believe that absent sufficient proceeds received from equity transactions, financing transactions or business development transactions, we will not have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of the accompanying unaudited condensed consolidated financial statements. This assumption does not include proceeds that can be drawn from Lincoln Park under the Equity Purchase Agreement. Accordingly, we will, over the course of the next twelve months, require significant additional financing to continue our operations and meaningfully advance the development of our product candidates, including potentially selling a significant amount of shares pursuant to the Equity Purchase Agreement. We may also employ strategies to further extend our ability to fund our operations including: (1) identification of third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates, which may generate revenue and/or milestone payments and/or (2) refocusing our resources on research and development programs we choose to prioritize and reducing spending on other programs by delaying or discontinuing development. In addition, the amount of proceeds we may be able to raise pursuant to our existing shelf registration statement on Form S-3 may be limited. As of the filing of this Quarterly Report on Form 10-Q, we are subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3 until such time as our public float exceeds $75.0 million. These factors raise substantial doubt about our ability to continue as a going concern. Failure to successfully receive additional financing will require us to delay, scale back or otherwise modify our business and our research and development activities and other operations. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Summary Statement of Cash Flows
The following table summarizes our statement of cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30
(in thousands)	2023	2022
Net cash (used in) / provided by:
Operating activities	$(15,052)	$(17,264)
Investing activities	$5,000	$15,752
Financing activities	$(222)	$1,471

Net Cash Used in Operating Activities
During the six months ended June 30, 2023, net cash used in operating activities was $15.1 million and primarily reflected our net loss of $15.7 million adjusted for the non-cash item of $1.7 million related to stock-based compensation expense. The remainder of the cash used in operations is driven by net change in assets and liabilities.
During the six months ended June 30, 2022, net cash used in operating activities was $17.3 million and primarily reflected our net loss of $3.8 million adjusted for the gain on the sale of the MST Franchise of $13.0 million and stock-based compensation of $2.1 million. The remainder of the cash used in operations is driven by net change in operating assets and liabilities.
Net Cash Provided by Investing Activities
During the six months ended June 30, 2023, net cash provided by investing activities was $5.0 million which represents the deferred payment received from Journey in January 2023.
During the six months ended June 30, 2022, net cash provided by investing activities was $15.8 million and was the result of net proceeds from the sale of the MST Franchise.
Net Cash (Used in) Provided by Financing Activities
During the six months ended June 30, 2023, net cash used in financing activities was $0.2 million and consisted primarily of $0.4 million paid for the redemption of convertible preferred stock, partially offset by $0.2 million of proceeds received related to the issuance of common stock in our at-the-market equity offering program.
During the six months ended June 30, 2022, net cash provided by financing activities was $1.5 million and was primarily attributable to the issuance of common stock.
Cash and Funding Sources
Our sources of funding in the six months ended June 30, 2023 totaled $5.2 million and consisted primarily of $5.0 million of net proceeds from the sale of the MST Franchise and $0.2 million of net proceeds from the issuance of common stock pursuant to our at-the-market offering facility.
Our sources of funding in the six months ended June 30, 2022 totaled $17.2 million and consisted primarily of $15.8 million of net proceeds from the sale of the MST Franchise and $1.5 million of net proceeds from the issuance of common stock pursuant to our at-the-market offering facility.
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
Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 14, 2023. There have been no material changes to these policies for the six months ended June 30, 2023.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to an issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the six months ended June 30, 2023 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
We may periodically become subject to legal proceedings and claims arising in connection with its business. As of June 30, 2023, no claims or actions are pending against us that, in the opinion in management, are likely to have a material adverse effect on us.
1A. Risk Factors.
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 14, 2023. As of June 30, 2023, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K and subsequent reports, except as set forth below.
Risks Related to our Liquidity

We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our research and development activities which would have a material adverse effect on our financial condition.

Developing and commercializing biopharmaceutical products and conducting preclinical studies and clinical trials is an expensive and highly uncertain process that takes years to complete. As of June 30, 2023, we had approximately $20.7 million in cash, cash equivalents and restricted cash, as well as negative cash flows from operating activities. Based on our current operating plan, we do not have sufficient cash and cash equivalents to fund our anticipated level of operations as they become due during the twelve months following the date of issuance of the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023. Our estimates may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. The aforementioned factors raise substantial doubt about our ability to continue as a going concern. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion regarding our liquidity. We may not be able to raise adequate proceeds from financing or business development transactions, and additional capital might not be available to us when we need it. We are unable to predict the impact of global economic market trends, and if economic conditions deteriorate, our business, results of operations and ability to raise needed capital could be materially and adversely affected. If we are unable to raise additional capital when needed due to the reasons listed above and/or lack of creditworthiness, bank failures (such as recent and potential future disruptions in access to bank deposits or lending commitments), or price decline in market investments, our long-term business plans may not be accomplished, and we may be forced to scale back our operations to conserve cash, cease, reduce, or delay operations, including our product candidate programs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6.  Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Amended and Restated Certificate of Incorporation.	10-K	3/17/2022	3.1

3.1(b)	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock.	10-Q	11/14/2022	3.1(b)

3.1(c)	Certificate of Elimination	8-K	1/17/2023	3.1

3.1(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	2/10/2023	3.1

3.2	Amended and Restated Bylaws.	10-Q	11/14/2022	3.2

10.1†	License Agreement, dated as of April 28, 2023, by and between VYNE Therapeutics Inc. and Tay Therapeutics Limited.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	The cover page of VYNE Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included within Exhibit 101 attachments).
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
†     Exhibits and schedules omitted pursuant to Item 601(a)(5) of Regulation S-K and portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 14, 2023

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski Director and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tyler Zeronda
Tyler Zeronda Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)