Form 10-Q
period 2023-09-30
VYNE Therapeutics Inc.
filed 2023-11-13
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
Yes  ☐ No  ☒
As of November 3, 2023, there were 13,957,324 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	September 30	December 31
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$15,448	$30,908
Restricted cash	54	67
Trade receivables, net of allowances	250	173
Amount due from sale of MST Franchise	—	5,000
Prepaid and other expenses	1,759	2,127
Total Current Assets	17,511	38,275
Non-current prepaid expenses and other assets	1,756	2,483
Total Assets	$19,267	$40,758

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities:
Trade payables	$716	$2,386
Accrued expenses	4,452	4,381
Employee related obligations	1,281	2,372
Liability for employee severance benefits	—	206
Total Current Liabilities	6,449	9,345
Other liabilities	1,313	—
Total Liabilities	7,762	9,345

Commitments and Contingencies

Mezzanine Equity:
Convertible Preferred Stock: $0.0001 par value; 20,000,000 shares authorized at September 30, 2023 and December 31, 2022; Series A Preferred Stock: 0 and 3,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	211

Stockholders' Equity:
Common stock: $0.0001 par value; 150,000,000 shares authorized at September 30, 2023 and December 31, 2022; 3,304,781 and 3,229,704 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	696,653	693,937
Accumulated deficit	(685,148)	(662,735)
Total Stockholders' Equity	11,505	31,202
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$19,267	$40,758
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Revenues
Royalty revenues	$114	$167	$348	$471
Total revenues	114	167	348	471

Operating expenses:
Research and development	3,318	5,546	13,284	14,106
Selling, general and administrative	3,030	3,954	9,490	12,676
Total operating expenses	6,348	9,500	22,774	26,782
Operating loss	(6,234)	(9,333)	(22,426)	(26,311)
Other income, net	163	78	706	127
Loss from continuing operations before income taxes	(6,071)	(9,255)	(21,720)	(26,184)
Income tax expense	—	—	—	—
Loss from continuing operations	(6,071)	(9,255)	(21,720)	(26,184)
(Loss) income from discontinued operations, net of income taxes	(513)	(204)	(544)	12,919
Net loss	$(6,584)	$(9,459)	$(22,264)	$(13,265)

Loss per share from continuing operations, basic and diluted	$(1.85)	$(2.88)	$(6.66)	$(8.25)
(Loss) income per share from discontinued operations, basic and diluted	$(0.16)	$(0.06)	$(0.17)	$4.07
Loss per share, basic and diluted	$(2.01)	$(2.94)	$(6.82)	$(4.18)

Weighted average shares outstanding - basic and diluted	3,282	3,218	3,271	3,173
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Mezzanine Equity (Convertible Preferred Stock)		Common stock		Additional paid-in capital	Accumulated deficit	Total Stockholders' Equity
	Number of shares	Amounts	Number of Shares	Amounts	Amounts
BALANCE AT JANUARY 1, 2022	—	$—	2,976,541	$5	$688,156	$(639,525)	$48,636
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	—	(13,265)	(13,265)
Reclassification due to reverse stock split	—	—	—	(5)	5	—	—
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	—	—	11,258	—	(3)	—	(3)
Stock-based compensation	—	—	—	—	3,230	—	3,230
Issuance of commitment shares in March 2022	—	—	92,644	—	—	—	—
Issuance of common stock under at-the-market offering, net of $135 in issuance costs	—	—	143,770	—	1,471	—	1,471
BALANCE AT SEPTEMBER 30, 2022	—	$—	3,224,213	$—	$692,859	$(652,790)	$40,069

BALANCE AT JANUARY 1, 2023	3,000	$211	3,229,704	$—	$693,937	$(662,735)	$31,202
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	—	(22,264)	(22,264)
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	—	—	40,488	—	(35)	—	(35)
Stock-based compensation	—	—	—	—	2,595	—	2,595
Redemption of convertible preferred stock	(3,000)	(211)	—	—	—	(149)	(149)
Issuance of common stock under at-the-market offering, net of $5 in issuance costs	—	—	34,589	—	156	—	156
BALANCE AT SEPTEMBER 30, 2023	—	$—	3,304,781	$—	$696,653	$(685,148)	$11,505
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Mezzanine Equity (Convertible Preferred Stock)		Common stock		Additional paid-in capital	Accumulated deficit	Total Stockholders' Equity
	Number of shares	Amounts	Number of Shares	Amounts	Amounts
BALANCE AT JULY 1, 2022	—	$—	3,222,534	$—	$691,688	$(643,331)	$48,358
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	—	(9,459)	(9,459)
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	—	—	1,678	—	(3)	—	(3)
Stock-based compensation	—	—	—	—	1,174	—	1,174
BALANCE AT SEPTEMBER 30, 2022	—	$—	3,224,213	$—	$692,859	$(652,790)	$40,069
			—
BALANCE AT JULY 1, 2023	—	$—	3,282,479	$—	$695,836	$(678,564)	$17,272
CHANGES DURING THE PERIOD:
Net loss	—	—		—	—	(6,584)	(6,584)
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	—	—	22,302	—	(46)	—	(46)
Stock-based compensation	—	—	—	—	863	—	863
BALANCE AT SEPTEMBER 30, 2023	—	$—	3,304,781	$—	$696,653	$(685,148)	$11,505
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Nine Months Ended September 30
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(22,264)	$(13,265)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	227
Changes in accrued liability for employee severance benefits, net of retirement fund profit	—	2
Stock-based compensation	2,595	3,230
Gain on the sale of the MST Franchise	—	(12,918)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(77)	8,048
Decrease in inventory	—	97
Decrease in prepaid expenses and other assets	1,094	1,741
Decrease in trade payables, accrued expenses, employee related obligations, liability for employee severance benefits and other long term liabilities	(1,552)	(11,202)
Decrease in operating lease liabilities	—	(349)
Net cash used in operating activities	(20,204)	(24,389)
Cash Flows From Investing Activities:
Net proceeds from the sale of the MST Franchise	5,000	15,666
Net cash provided by investing activities	5,000	15,666
Cash Flows From Financing Activities:
Proceeds related to issuance of common stock through offerings, net of issuance costs	156	1,471
Redemption of convertible preferred stock	(360)	—
Withholdings related to issuance of stock for stock-based compensation arrangements, net	(65)	(26)
Net cash (used in) provided by financing activities	(269)	1,445
Decrease in cash, cash equivalents and restricted cash	(15,473)	(7,278)
Cash, cash equivalents and restricted cash at beginning of the period	30,975	42,855
Cash, cash equivalents and restricted cash at end of the period	$15,502	$35,577

Cash and cash equivalents	15,448	35,510
Restricted cash	54	67
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$15,502	$35,577

Supplementary information on investing and financing activities not involving cash flows:
Issuance of vested shares under employee stock purchase plan	$29	$23
Amount due from sale of MST Franchise	$—	$5,000
Accretion of preferred stock	$149	$—
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

The Company's lead program is VYN201, a locally administered pan-BD BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. To date, VYN201 has produced consistent reductions in pro-inflammatory and disease-related biomarkers, improvements in disease severity and a demonstrated local activity through several preclinical models. In November 2022, the Company initiated a Phase 1a/b clinical trial evaluating a topical formulation of VYN201 for the treatment of nonsegmental vitiligo. In February 2023, the Company announced positive preliminary safety and tolerability data from the Phase 1a portion of the trial. In addition, in March 2023, the Company announced positive pharmacokinetic and hematology data from the Phase 1a trial. The first nonsegmental vitiligo patient was dosed in the Phase 1b portion of the trial in January 2023, and on October 30, 2023, the Company announced positive data from the Phase 1b trial noting that significant clinical improvement in facial vitiligo area scoring index ("F-VASI") was observed in the 1% and 2% cohorts of participating subjects after 16 weeks of treatment. The Company has initiated Phase 2b preparatory activities and expects to advance VYN201 into a longer duration Phase 2b trial to evaluate optimal dosing and peak efficacy in patients with active and stable nonsegmental vitiligo in the first half of 2024.

The Company's second program is VYN202, an oral small molecule BD2-selective BET inhibitor. VYN202 is in preclinical development for the treatment of immuno-inflammatory indications, and has been designed to achieve class-leading selectivity (BD2 vs. BD1), maximum potency versus BD2 and optimal oral bioavailability. By maximizing BD2 selectivity, the Company believes VYN202 has the potential to be a more conveniently-administered non-biologic treatment option for both acute control and chronic management of immuno-inflammatory indications, where the damaging effects of unrestricted inflammatory signaling activity are common. The Company expects to submit its IND for VYN202 by year-end 2023 and commence a first-in-human Phase 1a single ascending dose/multiple ascending dose trial in the first quarter of 2024. Upon successful completion of the Phase 1a study, the Company expects to initiate Phase 1b trials in moderate-to-severe plaque psoriasis and in moderate-to-severe adult-onset rheumatoid arthritis in the second half of 2024.

The Company intends to advance its product candidates through the clinic toward regulatory approval, and may also partner with leading pharmaceutical companies to expand and accelerate the development of its programs and explore therapeutic areas outside of its core focus in immunology to maximize the value of its pipeline.

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
Liquidity and Capital Resources
Since inception, the Company has funded operations primarily through private and public placements of its equity, debt and warrants and through fees, cost reimbursements and payments received from its licensees. The Company commenced generating product revenues related to sales of AMZEEQ and ZILXI in January 2020 and October 2020, respectively. AMZEEQ and ZILXI were sold as part of the sale of the MST Franchise on January 12, 2022 and, as such, the Company no longer generates revenue from the sale of these products. The Company has incurred losses and experienced negative operating cash flows since its inception and anticipates that it will continue to incur losses until such a time when its product candidates, if approved, are commercially successful, if at all. The Company will not generate any revenue from any current or future product candidates unless and until it obtains regulatory approval and commercializes such products. For the nine months ended September 30, 2023, the Company incurred a net loss of $22.3 million and used $20.2 million of cash in operations.
As of September 30, 2023, the Company had cash and cash equivalents, and restricted cash of $15.5 million and an accumulated deficit of $685.1 million. The Company received a $5.0 million deferred payment from Journey on January 12, 2023, the one-year anniversary of the sale of the MST Franchise. The Company had no outstanding debt as of September 30, 2023. In addition, on November 1, 2023, the Company completed a private placement of common stock and pre-funded warrants (the "Private Placement") resulting in aggregate gross proceeds to the Company of $88.2 million.
In March 2022, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $30.0 million of shares of its common stock over the 36-month term of the Equity Purchase Agreement. The Company has not made any sales pursuant to the Equity Purchase Agreement to date. On October 30, 2023, the Company delivered a notice of termination to Lincoln Park to terminate the Equity Purchase Agreement.
In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its unaudited interim condensed consolidated financial statements are issued. As of the report date, the Company believes its existing cash and cash equivalents and restricted cash, including the proceeds received from the Private Placement, are sufficient to fund its operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of these unaudited interim condensed consolidated financial statements. If the Company's available cash and cash equivalents and restricted cash are insufficient to satisfy its liquidity requirements, the Company may need to raise additional capital to fund its operations. No assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, the Company may be required to suspend or forego certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, would adversely impact the Company’s ability to achieve its intended business objectives and have an adverse effect on its results of operations and future prospects.

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
The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023.
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
d.Cash and cash equivalents

The Company considers cash equivalents to be all short-term, highly liquid investments, which include short-term bank deposits and money market funds with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash. As of September 30, 2023 and December 31, 2022, the Company had approximately $14.6 million and $28.0 million, respectively, of cash equivalents classified as Level 1 financial instruments.
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
Product Sales Provisions

Provisions for distribution fees, trade discounts and chargebacks are reflected as a reduction to trade receivables, net on the unaudited condensed consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the unaudited condensed consolidated balance sheet. The revenue reserve accrual was $2.4 million and $2.7 million as of September 30, 2023 and December 31, 2022, respectively and was reflected in accrued expenses in the unaudited condensed consolidated balance sheet. Actual amounts may ultimately differ from these estimates. If actual results vary, estimates may be adjusted in the period such change in estimate becomes known, which could have an impact on earnings in the period of adjustment.

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
Contract Assets and Contract Liabilities

The Company did not have any contract assets (unbilled receivables) related to product sales as of September 30, 2023 or December 31, 2022, as customer invoicing generally occurs before or at the time of revenue recognition. The Company did not have any contract assets (unbilled receivables) related to its license revenues as of September 30, 2023 or December 31, 2022.

The Company did not have any contract liabilities as of September 30, 2023 or December 31, 2022, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
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

h.Allowance for doubtful accounts
An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and provisions for doubtful accounts. Provisions for doubtful accounts were not material as of September 30, 2023 or December 31, 2022.
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

	September 30
	2023	2022
Outstanding stock options and RSUs	240,401	325,022
Warrants	27,509	27,509
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
The Company received the $5.0 million deferred payment from Journey in January 2023. Existing royalty receivables relate to one customer, but do not present a credit risk due to immaterial nature. Restricted cash as of September 30, 2023 was $0.1 million which does not present a credit risk due to immaterial nature.
m.Comprehensive loss
For the three and nine months ended September 30, 2023 and 2022, comprehensive loss was equal to the net loss as presented in the accompanying unaudited condensed consolidated statements of operations.
n.Employee Retention Tax Credit
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing numerous tax provisions and other stimulus measures, including employee retention tax credits (“ERTC”). The ERTC is a refundable tax credit against certain employment taxes for qualifying businesses retaining employees on their payroll during the COVID-19 pandemic and allows eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. During 2022, the Company filed with the Internal Revenue Service (IRS) credits totaling $1.3 million. During the first quarter of 2023, the Company received the full $1.3 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERTC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The ERTC filings remain open to examination by the IRS until April 2025, and as such the Company has recorded the $1.3 million received within other liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2023 until such a time that the Company has reasonable assurance that the conditions associated with the grants have been met.
o.Newly issued and recently adopted accounting pronouncements
Recent Accounting Guidance Issued:
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

The following table presents the combined results of discontinued operations of the MST Franchise:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2023	2022	2023	2022
Product sales, net	$(498)	$—	$(498)	$106

Cost of goods sold	—	—	—	80

Operating expenses:
Research and development	—	—	—	—
Selling, general and administrative	15	117	46	25
Total operating expenses	15	117	46	25
(Loss) income from discontinued operations	(513)	(117)	(544)	1
Gain on the sale of the MST Franchise	—	(87)	—	12,918
(Loss) income from discontinued operations, before income taxes	(513)	(204)	(544)	12,919
Income tax expense	—	—	—	—
Net (loss) income from discontinued operations	$(513)	$(204)	$(544)	$12,919
The following table presents non-cash items related to discontinued operations, which are included in the Company's unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2022. There were no non-cash items related to discontinued operations as of September 30, 2023.

(in thousands)	Nine Months Ended September 30, 2022
Cash Flows From Operating Activities:
Stock-based compensation (income) expense*	$(352)
Gain on the sale of the MST Franchise	(12,918)
Total non-cash items of discontinued operations	$(13,270)

Supplemental disclosure of cash flow information:
Amount due from sale of MST Franchise	$5,000
*Income from stock-based compensation is related to forfeitures.
The following table presents the gain on the sale of the MST Franchise:

(in thousands)	Nine Months Ended September 30, 2022
Cash proceeds	$20,000
Proceeds received in January 2023	5,000
25,000
Less transaction costs	(4,334)
Less carrying value of assets sold	(7,748)
Gain on sale, before income taxes	12,918
Income tax expense	—
Gain on sale net of tax	$12,918
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
NOTE 5 – MEZZANINE EQUITY AND STOCKHOLDER CAPITAL
Preferred stock
As of September 30, 2023, the Company's Amended and Restated Certificate of Incorporation (as amended, the "Certificate of Incorporation") authorized the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were zero and 3,000 shares of Series A Convertible Preferred Stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.
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
Issuance of common stock
On August 12, 2021, the Company entered into a Sales Agreement (the "2021 Sales Agreement") with Cantor Fitzgerald to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald will act as the Company's sales agent. Cantor Fitzgerald is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2021 Sales Agreement. During the nine months ended September 30, 2022, the Company issued and sold 143,770 shares of common stock at a weighted average per share price of $11.16 pursuant to the 2021 Sales Agreement for $1.5 million in net proceeds. During the nine months ended September 30, 2023, the Company issued and sold 34,589 shares of common stock at a weighted average per share price of $4.52 pursuant to the 2021 Sales Agreement for $0.2 million in net proceeds.
On March 15, 2022, the Company entered into the Equity Purchase Agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park, at the Company's discretion, up to $30.0 million of shares of its common stock over the 36-month term of the Equity Purchase Agreement. Upon execution of the Equity Purchase Agreement, the Company issued 92,644 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Equity Purchase Agreement. The issuance of these shares were specific incremental costs directly attributable to the proposed offering. The commitment shares were valued at $0.9 million and recorded as an addition to equity for the issuance of common stock and treated as a reduction to equity as a cost of capital to be raised under the Equity Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The Equity Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any additional cost or penalty. As of September 30, 2023, the Company has not sold any shares of its common stock to Lincoln Park under the Equity Purchase Agreement. On October 30, 2023, the Company delivered a notice of termination to Lincoln Park terminating the Equity Purchase Agreement.

On October 27, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement transaction (the “Private Placement”) (i) 10,652,543 shares of the Company’s common stock and (ii) with respect to certain Purchasers, pre-funded warrants to purchase 28,614,437 shares of common stock (the “Pre-Funded Warrants”) in lieu of shares. The purchase price per share of common stock was $2.245 per share (the “Purchase Price”) and the purchase price for the Pre-Funded Warrants is the Purchase Price minus $0.0001 per Pre-Funded Warrant. On November 1, 2023, the Company received gross proceeds of $88.2 million from the Private Placement, before deducting fees to the placement agent and offering expenses payable by the Company.
Warrants

As of September 30, 2023, the Company had equity-classified warrants to purchase an aggregate of 27,509 shares of the Company’s common stock outstanding, with an exercise price of $76.08. The exercise price will be adjusted in the event of issuances of common stock at a price lower than the exercise price of the warrants then in effect (the “Down Round Feature”). During the nine months ended September 30, 2023 and 2022, the Down Round Feature was triggered due to the price per share received from the issuance of common stock. The Company calculated the value of the effect of Down Round Feature measured as the difference between the warrants’ fair value, using the Black-Scholes-Merton option-pricing model, before and after the Down Round Feature was triggered using the original exercise price and the new exercise price. The difference in fair value of the effect of the Down Round Feature was immaterial and had no impact on net loss (income) per share in the periods presented. The exercise price will continue to be adjusted in the event the Company issues additional shares of common stock below the current exercise price, in accordance with the terms of the warrants.
NOTE 6 – STOCK-BASED COMPENSATION
Equity incentive plans:
The Company maintains the 2019 Equity Incentive Plan (the “2019 Plan”) and 2018 Omnibus Incentive Plan (the "2018 Plan"). As of September 30, 2023, 72,893 shares remain issuable under the 2019 Plan and 64,308 shares remain issuable under the 2018 Plan. In January 2023, the number of shares reserved under the 2018 Plan automatically increased by 41,666 shares of common stock pursuant to the terms of the 2018 Plan.
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
As of September 30, 2023, 108,124 shares remain available for grant under the ESPP.
There were 8,339 shares of common stock purchased by employees pursuant to the ESPP during the nine months ended September 30, 2023, and 3,704 shares of common stock purchased by employees during the nine months ended September 30, 2022.
Options and RSUs granted to employees and directors:
There were no options or RSUs granted to employees and directors for the nine months ended September 30, 2023.
During the nine months ended September 30, 2022, the fair value of options and RSUs granted to employees and directors was $0.8 million.
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

Stock-based compensation expenses:
The following table illustrates the effect of stock-based compensation on the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2023	2022	2023	2022
Research and development expenses	$207	$355	$399	$977
Selling, general and administrative	656	819	2,196	2,605
Discontinued operations*	—	—	—	(352)
Total	$863	$1,174	$2,595	$3,230
*Income from stock-based compensation is related to forfeitures.

NOTE 7 – OPERATING LEASES
Operating lease agreements
As of September 30, 2023, the Company had operating leases for its principal executive office in Bridgewater, New Jersey.
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
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Litigation and contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of September 30, 2023, there are no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.
NOTE 9 – SUBSEQUENT EVENTS
On October 27, 2023, the Company entered into the Securities Purchase Agreement with the Purchasers, pursuant to which the Company agreed to sell and issue to the Purchasers in the Private Placement (i) 10,652,543 shares of the Company’s common stock at the Purchase Price and (ii) with respect to certain Purchasers, Pre-Funded Warrants to purchase 28,614,437 shares of common stock at the Purchase Price minus $0.0001 per Pre-Funded Warrant. On November 1, 2023, the Company received gross proceeds of $88.2 million from the Private Placement, before deducting fees to the placement agent and offering expenses payable by the Company.
The Pre-Funded Warrants have a per share exercise price of $0.0001, subject to proportional adjustments in the event of stock splits or combinations or similar events. The Pre-Funded Warrants will not expire until exercised in full. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 60 days’ notice to the Company, but not to exceed any percentage in excess of 19.99%.
In connection with the Private Placement, the Company also entered into a Registration Rights Agreement, dated October 27, 2023 (the “Registration Rights Agreement”), with the Purchasers requiring the Company to register the resale of the shares of common stock and the shares underlying the Pre-Funded Warrants. The Company is required to prepare and file an initial registration statement with the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable, but in no event later than 30 calendar days following the date of the Securities Purchase Agreement (the “Filing Deadline”), and to use best efforts to have the registration statement declared effective within 60 calendar days of the Filing Deadline, subject to extension under the terms of the Registration Rights Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2023 and our Annual Report on Form 10-K for the year ended December 31, 2022. In this Quarterly Report on Form 10-Q, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to VYNE Therapeutics Inc. The disclosure set forth in this section reflects our 1-for-18 reverse stock split, which was effected on February 10, 2023. Accordingly, all share amounts and per share amounts have been adjusted.
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
Our lead program is VYN201, a locally administered pan-BD BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. To date, VYN201 has produced consistent reductions in pro-inflammatory and disease-related biomarkers, improvements in disease severity and a demonstrated local activity through several preclinical models. In November 2022, we initiated a Phase 1a/b clinical trial evaluating a topical formulation of VYN201 for the treatment of nonsegmental vitiligo. In February 2023, we announced positive preliminary safety and tolerability data from the Phase 1a portion of the trial. In addition, in March 2023, we announced positive pharmacokinetic and hematology data from the Phase 1a trial. The first nonsegmental vitiligo patient was dosed in the Phase 1b portion of the trial in January 2023, and on October 30, 2023, we announced positive data from the Phase 1b trial noting that significant clinical improvement in F-VASI was observed in the 1% and 2% cohorts of participating subjects after 16 weeks of treatment. We have initiated Phase 2b preparatory activities and expect to advance VYN201 into a longer duration Phase 2b trial to evaluate optimal dosing and peak efficacy in patients with active and stable nonsegmental vitiligo in the first half of 2024.

Our second program is VYN202, an oral small molecule BD2-selective BET inhibitor. VYN202 is in preclinical development for the treatment of immuno-inflammatory indications, and has been designed to achieve class-leading selectivity (BD2 vs. BD1), maximum potency versus BD2 and optimal oral bioavailability. By maximizing BD2 selectivity, we believe VYN202 has the potential to be a more conveniently-administered non-biologic treatment option for both acute control and chronic management of immuno-inflammatory indications, where the damaging effects of unrestricted inflammatory signaling activity is common. We expect to submit our IND for VYN202 by year-end 2023 and commence a first-in-human Phase 1a single ascending dose/multiple ascending dose trial in the first quarter of 2024. Upon successful completion of the Phase 1a study, we expect to initiate Phase 1b trials in moderate-to-severe plaque psoriasis and in moderate-to-severe adult-onset rheumatoid arthritis in the second half of 2024.

We intend to advance our product candidates through the clinic toward regulatory approval, and may also partner with leading pharmaceutical companies to expand and accelerate the development of our programs and explore therapeutic areas outside of our core focus in immunology to maximize the value of our pipeline.

Key Developments
Below is a summary of selected key developments affecting our business that have occurred since June 30, 2023:

•On October 30, 2023, we announced positive data from the Phase 1b trial evaluating topical VYN201 in patients with active nonsegmental vitiligo and plans to initiate a Phase 2b trial commencing in the first half of 2024 with top-line data expected in mid-2025. Based on our results, we achieved clinical proof-of-concept with a statistically significant dose dependent reduction in F-VASI score from baseline for the VYN201 1.0% and 2.0% cohorts compared to the 0.5% cohort. Mean percentage reduction in F-VASI score from baseline after 16 weeks of treatment was 7.5%, 30.2% and 39.0% for the 0.5%, 1.0% and 2.0% cohorts, respectively. VYN201 was generally well-tolerated with no clinically relevant treatment emergent adverse events across all dose cohorts.

•On October 30, 2023, we announced positive preclinical data evaluating our oral small molecule BD2-selective BET inhibitor, VYN202, in well-established models of psoriasis and rheumatoid arthritis. Treatment with VYN202 demonstrated significant inhibition of key inflammatory biomarkers and substantial resolution of the signs and symptoms of psoriasis and rheumatoid arthritis. We plan to submit an investigational new drug application for VYN202 by year-end 2023 and commence a first-in-human Phase 1a single ascending dose/multiple ascending dose trial in the first quarter of 2024 and expect to announce top-line data in mid-2024. If successful, we anticipate commencing Phase 1b proof-of-concept trials in both moderate-to-severe plaque psoriasis and moderate-to-severe adult-onset active rheumatoid arthritis in the second half of 2024 and expect to announce top-line data in mid-2025.
•On October 30, 2023, we announced a private placement transaction with certain healthcare-focused institutional investors whereby we sold 10,652,543 shares of our common stock, or 28,614,437 shares underlying pre-funded warrants in lieu of common stock, for aggregate gross proceeds of $88.2 million. The private placement transaction closed on November 1, 2023.
Financial Overview
We have incurred net losses since our inception. Except from the first quarter of 2020 until January 2022, when we conducted commercial operations, our business activities have been primarily limited to developing product candidates, raising capital and performing research and development activities. As of September 30, 2023, we had an accumulated deficit of $685.1 million. We recorded a net loss of $22.3 million and net loss of $13.3 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2022, we had federal and state net operating loss carryforwards of $318.3 million and $90.4 million, respectively, of which $44.3 million and $89.0 million of these carryforwards will begin to expire starting in 2031 through 2040 for federal and state purposes, respectively. As of December 31, 2022, we had federal and state research and development tax credit carryforwards of $6.6 million and $1.2 million, respectively. The federal credits begin to expire in 2031 and the California research credits have no expiration dates. As of December 31, 2022, we had $274.0 million in federal and state NOLs with no limited period of use. There are no significant updates through September 30, 2023.
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
Results of Operations
Comparison of the Three-Month Periods Ended September 30, 2023 and 2022
Summary of Operations

	Three Months Ended September 30		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2023	2022	$	%
Revenues
Royalty revenues	$114	$167	$(53)	(31.7)%
Total revenues	114	167	(53)	(31.7)%

Operating expenses:
Research and development	3,318	5,546	(2,228)	(40.2)%
Selling, general and administrative	3,030	3,954	(924)	(23.4)%
Total operating expenses	6,348	9,500	(3,152)	(33.2)%
Operating loss	(6,234)	(9,333)	(3,099)	(33.2)%
Other income, net	163	78	85	109.0%
Loss from continuing operations before income taxes	(6,071)	(9,255)	(3,184)	(34.4)%
Income tax expense	—	—	—	—%
Loss from continuing operations	(6,071)	(9,255)	(3,184)	(34.4)%
Loss from discontinued operations	(513)	(204)	309	151.5%
Net loss	$(6,584)	$(9,459)	$(2,875)	(30.4)%
* Percentage not meaningful.
Revenue
Revenues totaled $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, consisting of royalty revenue.
Research and Development Expenses
Our research and development expenses for the three months ended September 30, 2023 were $3.3 million, representing a decrease of $2.2 million, or 40.2%, compared to $5.5 million for the three months ended September 30, 2022. The decrease was primarily driven by decreased spend for FMX114 and VYN201 of $1.1 million and $0.7 million, respectively, and lower employee-related expenses of $0.7 million. The decrease was partially offset by increased spend for VYN202 of $0.4 million.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2023 were $3.0 million, representing a decrease of $0.9 million, or 23.4%, compared to $4.0 million for the three months ended September 30, 2022. The decrease was primarily driven by lower corporate insurance costs of $0.5 million and lower consulting and professional fees of $0.2 million.

Other Income, net
Other income, net for the three months ended September 30, 2023 and September 30, 2022 was $0.2 million and 0.1 million, respectively, and related to interest income earned on cash and cash equivalents.
Comparison of the Nine-Month Periods Ended September 30, 2023 and 2022
Summary of Operations

	Nine Months Ended September 30		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2023	2022	$	%
Revenues
Royalty revenues	$348	$471	$(123)	(26.1)%
Total revenues	348	471	(123)	(26.1)%

Operating expenses:
Research and development	13,284	14,106	(822)	(5.8)%
Selling, general and administrative	9,490	12,676	(3,186)	(25.1)%
Total operating expenses	22,774	26,782	(4,008)	(15.0)%
Operating loss	(22,426)	(26,311)	(3,885)	(14.8)%
Other income, net	706	127	579	*
Loss from continuing operations before income taxes	(21,720)	(26,184)	(4,464)	(17.0)%
Income tax expense	—	—	—	—%
Loss from continuing operations	$(21,720)	$(26,184)	(4,464)	(17.0)%
(Loss) income from discontinued operations	(544)	12,919	(13,463)	(104.2)%
Net loss	$(22,264)	$(13,265)	$(8,999)	(67.8)%
* Percentage not meaningful.
Revenue
Revenues totaled $0.3 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively, consisting of royalty revenue.
We divested our MST Franchise on January 12, 2022. As a result of the sale, we will not generate revenue from the sales of AMZEEQ or ZILXI following such date. Product revenues have been reclassified to discontinued operations for the nine months ended September 30, 2022.
Research and Development Expenses
Our research and development expenses for the nine months ended September 30, 2023 were $13.3 million, representing a decrease of $0.8 million, or 5.8%, compared to $14.1 million for the nine months ended September 30, 2022. The decrease was primarily driven by lower employee-related expenses of $3.0 million and decreased spending for FMX114 and VYN201 of $2.6 million and $0.7 million, respectively. The decrease was partially offset by increased expenses for VYN202 of $5.6 million, including $4.0 million paid in connection with entering into the VYN202 License Agreement.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the nine months ended September 30, 2023 were $9.5 million, representing a decrease of $3.2 million, or 25.1%, compared to $12.7 million for the nine months ended September 30, 2022. The decrease was primarily driven by lower rent and corporate insurance costs of $1.3 million, decreased employee-related expenses of $0.9 million and lower consulting and professional fees of $0.7 million.
Other Income, net

Other income, net for the nine months ended September 30, 2023 and September 30, 2022 was $0.7 million and $0.1 million, respectively, and related to interest income earned on cash and cash equivalents.
Liquidity and Capital Resources
Since inception, we have funded operations primarily through private and public placements of our equity, debt and warrants and through fees, cost reimbursements and payments received from our licensees. We commenced generating product revenues related to sales of AMZEEQ and ZILXI in January 2020 and October 2020, respectively. AMZEEQ and ZILXI were sold as part of the sale of the MST Franchise on January 12, 2022 and, as such, we no longer generate revenue from the sale of these products. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our product candidates, if approved, are commercially successful, if at all. We will not generate any revenue from any current or future product candidates unless and until we obtain regulatory approval and commercializes such products. For the nine months ended September 30, 2023, we incurred a net loss of $22.3 million and used $20.2 million of cash in operations.
As of September 30, 2023, we had cash and cash equivalents, and restricted cash of $15.5 million and an accumulated deficit of $685.1 million. We received a $5.0 million deferred payment from Journey on January 12, 2023, the one-year anniversary of the sale of the MST Franchise. We had no outstanding debt as of September 30, 2023. In addition, on November 1, 2023, we completed a private placement of common stock and pre-funded warrants (the "Private Placement") resulting in aggregate gross proceeds to us of $88.2 million.
In March 2022, we entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $30.0 million of shares of our common stock over the 36-month term of the Equity Purchase Agreement. We have not made any sales pursuant to the Equity Purchase Agreement to date. On October 30, 2023, we delivered a notice of termination to Lincoln Park to terminate the Equity Purchase Agreement.
We believe our existing cash and cash equivalents and restricted cash, including the proceeds received from the Private Placement, are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of these unaudited interim condensed consolidated financial statements. If our available cash and cash equivalents and restricted cash are insufficient to satisfy our liquidity requirements, we may need to raise additional capital to fund our operations. No assurance can be given as to whether additional needed financing will be available on terms acceptable to us, if at all. If sufficient funds on acceptable terms are not available when needed, we may be required to suspend or forego certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, would adversely impact our ability to achieve our intended business objectives and have an adverse effect on our results of operations and future prospects.
Summary Statement of Cash Flows
The following table summarizes our statement of cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30
(in thousands)	2023	2022
Net cash (used in) / provided by:
Operating activities	$(20,204)	$(24,389)
Investing activities	$5,000	$15,666
Financing activities	$(269)	$1,445

Net Cash Used in Operating Activities
During the nine months ended September 30, 2023, net cash used in operating activities was $20.2 million and primarily reflected our net loss of $22.3 million adjusted for the non-cash item of $2.6 million related to stock-based compensation expense. The remainder of the cash used in operations is driven by net change in assets and liabilities.
During the nine months ended September 30, 2022, net cash used in operating activities was $24.4 million and primarily reflected our net loss of $13.3 million adjusted for the gain on the sale of the MST Franchise of $12.9 million and stock-based compensation of $3.2 million. The remainder of the cash used in operations is driven by net change in operating assets and liabilities.

Net Cash Provided by Investing Activities
During the nine months ended September 30, 2023, net cash provided by investing activities was $5.0 million which represents the deferred payment received from Journey in January 2023.
During the nine months ended September 30, 2022, net cash provided by investing activities was $15.7 million and was the result of net proceeds from the sale of the MST Franchise.
Net Cash (Used in) Provided by Financing Activities
During the nine months ended September 30, 2023, net cash used in financing activities was $0.3 million and consisted primarily of $0.4 million paid for the redemption of convertible preferred stock, partially offset by $0.2 million of proceeds received related to the issuance of common stock in our at-the-market equity offering program.
During the nine months ended September 30, 2022, net cash provided by financing activities was $1.4 million and was primarily attributable to the issuance of common stock in our at-the-market equity offering program.
Cash and Funding Sources
Our sources of funding in the nine months ended September 30, 2023 totaled $5.2 million and consisted primarily of $5.0 million of net proceeds from the sale of the MST Franchise and $0.2 million of net proceeds from the issuance of common stock pursuant to our at-the-market offering facility.
Our sources of funding in the nine months ended September 30, 2022 totaled $17.1 million and consisted primarily of $15.7 million of net proceeds from the sale of the MST Franchise and $1.4 million of net proceeds from the issuance of common stock pursuant to our at-the-market offering facility.
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
Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 14, 2023. There have been no material changes to these policies for the nine months ended September 30, 2023.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to an issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2023 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
We may periodically become subject to legal proceedings and claims arising in connection with its business. As of September 30, 2023, no claims or actions are pending against us that, in the opinion in management, are likely to have a material adverse effect on us.
1A. Risk Factors.
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 14, 2023. As of September 30, 2023, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K and subsequent reports.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6.  Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Amended and Restated Certificate of Incorporation.	10-K	3/17/2022	3.1

3.1(b)	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock.	10-Q	11/14/2022	3.1(b)

3.1(c)	Certificate of Elimination	8-K	1/17/2023	3.1

3.1(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	2/10/2023	3.1

3.2	Amended and Restated Bylaws.	10-Q	11/14/2022	3.2

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page of VYNE Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included within Exhibit 101 attachments).
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
Dated: November 13, 2023

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski Director and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tyler Zeronda
Tyler Zeronda Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)