Form 10-K
period 2023-12-31
VYNE Therapeutics Inc.
filed 2024-03-01
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrects are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐     No ☒
As of June 30, 2023, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $13.1 million based on the closing price of the registrant’s common stock, as reported by the Nasdaq Capital Market, on such date.
As of February 22, 2024, there were 14,098,888 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

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
•the timing of commencement of future preclinical studies and clinical trials and timing of data from those studies and trials;
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
•our ability to create and or in-license in intellectual property and the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and programs, including the projected terms of patent protection;
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in this Annual Report on Form 10-K as well as our other filings made with the Securities and Exchange Commission ("SEC"). Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
COMPANY REFERENCES
Throughout this Annual Report on Form 10-K, "VYNE," the "Company," "we," "us" and "our" refer to VYNE Therapeutics Inc. and its subsidiaries.
TRADEMARKS
The trademarks and registered trademarks of VYNE Therapeutics Inc. and our subsidiaries referred to in this Annual Report on Form 10-K include VYNE Therapeutics®, InhiBET™, our logo and our name and logo used together. Third-party products and company names mentioned herein may be the trademarks of their respective owners.

Risk Factors Summary
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:
•Our business is substantially dependent on the successful development of our BET inhibitor product candidates;
•We may encounter delays in enrolling patients and successfully completing clinical trials for our product candidates, and may be delayed in, or prevented from, commencing such trials due to factors that are largely beyond our control;
•Clinical drug development is very expensive, time-consuming and uncertain. Our preclinical studies and clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates, which could prevent or delay regulatory approval and commercialization as well as prevent or delay our ability to pursue strategic alternatives for our product candidates;
•New chemical entities may require more time and resources for development, testing and regulatory approval;
•Results obtained in preclinical studies and completed clinical trials may not predict success in later clinical trials;
•Top line and preliminary data from our clinical trials that we announce or publish from time to time may change as additional data become available and are subject to audit and verification procedures that could result in material changes in the final data;
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
•We may engage in strategic transactions, which could impact our liquidity, increase our expenses and present significant distractions to our management;

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
•We are subject to various risks and uncertainties arising out of the completed divestiture of our commercial business, any of which could materially and adversely affect our business, operations and stock price; and
•The trading price of the shares of our common stock is volatile, and stockholders could incur substantial losses.

PART I
ITEM 1 - BUSINESS
Overview

We are a clinical-stage biopharmaceutical company focused on developing proprietary, innovative and differentiated therapies for the treatment of immuno-inflammatory conditions.

In August 2021, we entered into a transaction with Tay Therapeutics Ltd., formerly known as In4Derm Ltd. ("Tay"), providing us with exclusive worldwide rights to research, develop and commercialize products containing bromodomain and extra-terminal domain (“BET”) inhibitors for the treatment of any disease, disorder or condition in humans. Through our access to this library of new chemical BET inhibitor compounds, we plan to develop product candidates for a diverse set of indications. Based on data generated to date, we have chosen to focus our initial efforts for this platform on select therapeutic areas in immuno-inflammatory disease.

Our lead program is VYN201, a locally administered pan-bromodomain ("BD") BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. In preclinical testing, VYN201 produced consistent reductions in pro-inflammatory and disease-related biomarkers and improvements in disease severity across a variety of inflammatory and fibrotic models. In November 2022, we initiated a Phase 1a/b clinical trial evaluating a VYN201 ointment for the treatment of nonsegmental vitiligo. In the first quarter of 2023, we announced positive preliminary safety and tolerability, pharmacokinetic and hematology data from the Phase 1a portion of the trial. The first nonsegmental vitiligo patient was dosed in the Phase 1b portion of the trial in January 2023, and on October 30, 2023, we announced positive data from the Phase 1b trial, in which significant clinical improvement in facial vitiligo area scoring index ("F-VASI") was observed in the 1% and 2% dose cohorts after 16 weeks of treatment. We have initiated Phase 2b preparatory activities and expect to advance a gel formulation of VYN201 into a longer duration Phase 2b trial to evaluate optimal dosing and peak efficacy in patients with active or stable nonsegmental vitiligo in the second quarter of 2024 with top line results from the 24-week double-blind portion of the trial anticipated in mid-2025.

Our second program is VYN202, an oral small molecule BD2-selective BET inhibitor. VYN202 has been designed to achieve potential class-leading selectivity (BD2 vs. BD1), maximum potency versus BD2 and optimal oral bioavailability. By maximizing BD2 selectivity, we believe VYN202 has the potential to be a more conveniently-administered non-biologic treatment option for both acute control and chronic management of immuno-inflammatory indications, where the damaging effects of unrestricted inflammatory signaling activity are common. We submitted an Investigational New Drug application (“IND”) for VYN202 to the U.S. Food & Drug Administration (the "FDA") in December 2023. We recently received correspondence from the FDA informing us that our Phase 1a clinical trial is on hold and requesting that we submit data from an additional nonclinical study. We recently completed the additional nonclinical study which achieved preliminary results consistent with our expectations at the outset of the study. We plan to submit the requested nonclinical information to the FDA by the end of the first quarter of 2024 and, if cleared by the FDA, we expect to initiate our Phase 1a single ascending dose/multiple ascending dose trial in healthy volunteers in the second quarter of 2024, with top line results from the trial anticipated in the second half of 2024. If the Phase 1a portion of the trial is successfully completed, we plan to initiate Phase 1b trials in subjects with moderate-to-severe plaque psoriasis and moderate-to-severe adult-onset rheumatoid arthritis, with top line results anticipated in the second half of 2025.

We intend to advance our product candidates through clinical development toward regulatory approval. As part of our strategy to maximize the value of our pipeline, we may partner with larger pharmaceutical companies to expand and accelerate the development of our programs and explore therapeutic areas outside of our core focus in immunology.
BET Inhibition and Immuno-Inflammatory Disease

BET proteins are epigenetic enablers of transcription that regulate the expression of specific genes. Each BET protein consists of two bromodomains (BD1 and BD2) and one end terminal domain. BD1 and BD2 enable chromatin remodeling and recruit transcription factors to facilitate gene transcriptions. In some cases, BET proteins can activate oncogenes, thereby leading to increased cell proliferation and survival and an increase in solid tumors and hematologic malignancies. BET inhibitors have the potential to downregulate the expression of such oncogenes. These observations have resulted in the generation and clinical investigation of BET inhibitors in several cancer subtypes by pharmaceutical companies, including large pharmaceutical companies. In addition to impacting oncogenetics, BET proteins regulate the expression of many immunity-associated genes and pathways by directing the transcription of a wide range of pro-inflammatory and immunoregulatory genes, leading to increased cytokine expression that activate B cells and T cells and subsequent inflammatory processes. Inhibiting BET proteins prevents the formation of complexes required to facilitate transcription, thereby suppressing the subsequent translation of the corresponding protein. As such, BET inhibitors could present as an attractive, non-steroidal, therapeutic option for the treatment of immuno-inflammatory diseases.

The following graphic depicts the inhibition of BET proteins and the subsequent disruption of inflammatory gene transcription and cytokine expression.

Our Platform and Product Candidates
InhiBET BET Inhibitor Platform

Through our partnership with Tay, we have exclusive worldwide rights to research, develop and commercialize products containing certain BET inhibitor compounds for the treatment of any disease, disorder or condition in humans. See "—Development and License Agreements—Tay License Agreements." Utilizing our InhiBET platform and through our preclinical and clinical activities, we are evaluating the impact that BET inhibitor compounds have on regulating pro-inflammatory cytokines. We are targeting indications whose pathogenesis is linked to the proliferation of these specific cytokines. We have selected development candidates and are developing formulations that are designed to maximize the anti-inflammatory effect of the drug while minimizing safety concerns. Through our InhiBET development platform, we believe we can demonstrate the potential utility of these BET inhibitor compounds and develop therapies for a variety of immuno-inflammatory conditions.

The following chart provides an overview of our current pipeline of product candidates being developed using our InhiBET platform:
VYN201 - Locally Administered Pan-BD BET Inhibitor
Our lead BET inhibitor candidate in development is VYN201. VYN201 was developed using the InhiBET platform and is a locally administered pan-BD BET inhibitor. It is a first-in-class “soft” pan-BD BET inhibitor that is being developed to address diseases involving multiple, diverse inflammatory cell signaling pathways. Our goal with the VYN201 program is to develop a therapy that delivers a potent, localized anti-inflammatory effect and can be rapidly cleared through the body's metabolic processes to avoid systemic absorption. We have conducted several preclinical studies which have demonstrated VYN201's anti-fibrotic and anti-inflammatory activity and the ability to significantly reduce the expression of key cytokines relevant to certain autoimmune diseases, including in psoriasis, idiopathic pulmonary fibrosis and rheumatoid arthritis. In October 2023, we announced positive data from our Phase 1b trial of VYN201 in subjects with nonsegmental vitiligo, which demonstrated clinical proof-of-concept for the use of this BET inhibitor to treat immuno-inflammatory disease. Based on data generated to date, we believe VYN201 has the potential to be highly versatile by serving as a locally acting therapy with low systemic exposure.

Nonsegmental Vitiligo

Vitiligo is a chronic autoimmune depigmenting disorder of the skin, characterized by the loss of pigment-producing cells known as melanocytes. Vitiligo is the most common depigmenting skin condition, with a prevalence estimated at 0.5-2% of the world population. An article published in the scientific journal JAMA Dermatology in 2021 estimated that there were between 1.9 million and 2.8 million cases of vitiligo in the United States. Approximately 90% of vitiligo cases are characterized as nonsegmental, in which white patches appear symmetrically on both sides of the body. There is currently only one drug, OPZELURA (ruxolitinib) cream, approved by the FDA for the treatment of nonsegmental vitiligo, and that product includes a black box safety warning on its label. Based on preclinical and clinical data generated to date, we believe that VYN201 has the potential to offer a targeted and efficacious treatment option that lowers the disease recurrence rate and can be effective for all skin tones with fewer side effects.

Phase 1 Clinical Trial

Based in part on the data we observed from the preclinical vitiligo model described below, we commenced a Phase 1 clinical trial evaluating VYN201 topical ointment for the treatment of nonsegmental vitiligo in November 2022. The trial was conducted at U.S.-based clinical centers. In the Phase 1a portion of the trial, single ascending and multiple ascending doses of VYN201 were applied topically once daily to 30 healthy volunteers in five dose cohorts for two weeks with a one-week safety follow-up visit to evaluate the safety, tolerability and pharmacokinetics of VYN201. Evaluated doses included 0.025%, 0.1%, 0.5%, 1.0% and 2.0% concentrations. There were no serious adverse events and no dose adjustments were required. There were no clinically relevant treatment emergent adverse events, abnormal clinical laboratory results or electrocardiogram findings. No healthy volunteers withdrew from the trial for any reason. We selected the 0.5%, 1.0% and 2.0% doses for further evaluation in the Phase 1b portion of the trial.

The Phase 1b portion was a 16-week open-label trial assessing the safety, tolerability and pharmacokinetics of once-daily VYN201 in 29 patients across the three dose cohorts. Exploratory efficacy of VYN201 was also evaluated, including its ability to arrest the progression of skin depigmentation and support skin repigmentation in patients with active disease, through changes in F-VASI. On October 30, 2023, we announced positive results from the Phase 1b portion of the trial. Significant clinical improvement was observed in the 1.0% and 2.0% cohorts with rapid onset of action and a dose-dependent response. Mean percentage reduction in F-VASI score from baseline after 16 weeks of treatment was 7.5%, 30.2% and 39.0% for the 0.5%, 1.0% and 2.0% cohorts, respectively. VYN201 was generally well tolerated with no clinically relevant treatment emergent adverse events across all dose cohorts.

Following extensive testing, we plan to evaluate a once-daily gel formulation of VYN201 for our upcoming Phase 2b trial in patients with nonsegmental vitiligo, which we expect to initiate in the second quarter of 2024. We believe the gel formulation may provide additional clinical benefits based on improved dermal penetration properties compared to the ointment that was evaluated in the Phase 1b trial. The Phase 2b trial is anticipated to be a 24-week randomized, double-blinded, vehicle-controlled trial with a separate active treatment extension phase to 52 weeks. Pending FDA acceptance of the protocol, the trial will evaluate three or four arms (including vehicle) of once-daily treatment with VYN201 gel, with each arm enrolling between 40 and 50 patients with active or stable nonsegmental vitiligo. The primary efficacy endpoint of the trial will be an evaluation of the proportion of subjects achieving FVASI50 at week 24 compared to vehicle. Based on our expected timing for initiating the trial, we anticipate top line results from the 24-week double-blind portion of the trial to be available in mid-2025.

Preclinical Studies for Multiple Indications

Vitiligo

We conducted a preclinical study using an ex vivo skin model of vitiligo. The objectives of this study were to evaluate the potential of VYN201 to:

•reduce Matrix Metalloproteinase-9 (“MMP-9”) secretion, which allows for melanocyte stabilization and limits loss of melanocytes/depigmentation in vitiligo;
•reduce the soluble adhesion molecule, E-cadherin, which is a biomarker of melanocyte loss due to degradation of matrix-bound E-cadherin by MMP-9;
•minimize the loss of melanocytes by assessing melanin pigment content; and
•affect the expression of genes commonly associated with melanogenesis (melanin synthesis, melanosome maturation and transport).

In the preclinical study, VYN201 reduced the expression of key pro-inflammatory biomarkers relevant to the pathogenesis of vitiligo and resulted in marked reduction in melanocyte loss. VYN201 produced a dose-dependent reduction in MMP-9 and soluble E-cadherin and substantially reduced the loss of melanin pigment in the basal layers of skin at the 0.1% and 1% concentrations. In addition, VYN201 significantly upregulated WNT16, a member of the WNT family of genes. The WNT/β-catenin signaling pathway is known to be dysregulated in vitiligo and is believed to play a key role in melanocyte regeneration.

Psoriasis

We evaluated the impact of VYN201 on Th17-mediated inflammation in an established preclinical animal model of psoriasis and an ex vivo human tissue study. T-helper 17, or Th17, cells are a CD4+ T-cell subset characterized by production of interleukin-17, or IL-17, a highly inflammatory cytokine that plays an important role in the pathogenesis of a diverse group of immune-mediated diseases, including psoriasis, rheumatoid arthritis, multiple sclerosis, inflammatory bowel disease, and asthma. In the animal model, depilated mice were topically dosed with imiquimod cream to induce a psoriasis phenotype over a 7-day induction phase. A further 7-day treatment phase evaluated three doses of VYN201 (0.001%, 0.01% and 0.1% concentrations) compared to a highly potent glucocorticosteroid product positive control (clobetasol propionate 0.05% cream) and vehicle control. An imiquimod-naive control group (healthy control group) was also included for VYN201 vehicle treatment. In these studies, treatment with VYN201 significantly reduced the expression of several key pro-inflammatory cytokines relevant to Th17-mediated autoimmune diseases. A dose-dependent improvement in the signs and symptoms of inflammation was observed in VYN201 treatment groups, and treatment with VYN201 at all concentrations was well tolerated in the studies.

Idiopathic Pulmonary Fibrosis

We evaluated an inhaled formulation of VYN201 in an established mouse model of idiopathic pulmonary fibrosis. Lung fibrosis was induced in mice using a single intratracheal dose of bleomycin. Fibrosis was left to develop for seven days, and thoracic tomography images were obtained to stage fibrotic development. Animals were assigned to six treatment groups: untreated and unstimulated control, placebo, and one of four doses of VYN201 (0.1, 0.2, 0.5, and 1.0 mg/ml), with six mice in each group. Each treatment group was dosed intratracheally every other day for 14 days. Changes in blood oxygen saturation, Ashcroft scoring (a standardized numerical scale used to quantify the extent of lung fibrosis in histological samples), lung hydroxyproline (a tissue biomarker for fibrosis), and volumetric lung function were assessed. Treatment with VYN201 at 0.5 mg/ml and 1 mg/ml resulted in statistically significant reductions in Ashcroft scores and levels of hydroxyproline compared to the placebo control group at day 21. In addition, mean blood oxygen saturation for the VYN201 1 mg/ml group was 92.4% at day 21, an 8.8% improvement compared to the placebo group (83.6%). Mean blood oxygen saturation for the untreated and unstimulated control group was 95.2%. Thoracic tomography revealed that VYN201 treatment groups experienced a dose-dependent improvement in functional lung volume compared to the placebo control group.

Rheumatoid Arthritis

We conducted a preclinical study showing that intra-articular injections of VYN201 resulted in significant inhibition of inflammation in a validated animal model of rheumatoid arthritis. In the preclinical study, inflammatory arthritis was induced in BALB/c mice. Each treatment group of seven mice was injected with either (i) an intra-articular dose of VYN201 vehicle, (ii) an intra-articular dose of VYN201 (with one of four concentrations ranging from 0.01 to 10 mg/kg), (iii) an intra-articular dose of dexamethasone (1 mg/kg) or (iv) a systemic dose of dexamethasone (1 mg/kg, via intraperitoneal injection). The intra-articular doses were administered on days 0, 3, 6 and 9 while the dexamethasone systemic injections were given daily beginning at day 0 through 11. Each animal treated with the intra-articular injections received the injection in the ankle of one rear paw. The untreated rear paw was assessed to evaluate any potential anti-inflammatory systemic effect. Treatment response was evaluated based on an assessment of paw thickening or swelling (in millimeters) and arthritis scoring based on a five-point composite severity scale of redness, swelling of the ankles and wrists, and paw thickness. Scoring in this model ranges from 0 (normal) to 4 (extensive signs and symptoms of arthritis).

Treatment with VYN201 resulted in marked inhibition of paw thickening at the 1 and 10 mg/kg doses. At both doses, the inhibition of paw thickening was statistically significant in the treated paw relative to the untreated rear paw on day 12 (p<0.01). In addition, limbs treated with VYN201 at the 1 and 10 mg/kg dose levels had an average arthritis score of 0.57 and 0.67, respectively, or near normal. The arthritis score was significantly lower in the treated paw at both doses relative to the non-treated paws on day 12 (p<0.05).
VYN202 - Oral BD2-Selective BET Inhibitor

VYN202 is an oral small molecule BD2-selective BET inhibitor that has been designed to achieve potential class-leading selectivity (BD2 vs. BD1), maximum potency versus BD2 and optimal oral bioavailability. Systemic BET inhibitors have historically targeted both BD1 and BD2 less selectively, causing gastrointestinal toxicity and bone marrow suppressive effects like thrombocytopenia. By maximizing BD2 selectivity, we believe VYN202 may alleviate the therapeutic limiting toxicities observed by other less BD2-selective BET inhibitors in development for oncology and have the potential to be a more conveniently-administered non-biologic treatment option for both acute control and chronic management of immuno-inflammatory indications, where the damaging effects of unrestricted inflammatory signaling activity are common.
Planned Phase 1 Clinical Trial

We submitted an IND for VYN202 to the FDA in December 2023. We recently received correspondence from the FDA informing us that our Phase 1a clinical trial is on hold and requesting that we submit data from an additional nonclinical study. We recently completed the additional nonclinical study which achieved preliminary results consistent with our expectations at the outset of the study. We plan to submit the requested nonclinical information to the FDA by the end of the first quarter of 2024 and, if cleared by the FDA, expect to initiate a Phase 1a single ascending dose/multiple ascending dose trial in healthy volunteers in the second quarter of 2024, with top line results anticipated in the second half of 2024. If the Phase 1a portion of the trial is successfully completed, we plan to initiate Phase 1b trials of VYN202 in subjects with moderate-to-severe plaque psoriasis and moderate-to-severe adult-onset rheumatoid arthritis, with top line results anticipated in the second half of 2025.

Preclinical Data in Multiple Indications

Psoriasis

We evaluated VYN202 in an established mouse model of psoriasis. After inducing a psoriasis phenotype in BALB-C mice, treatment was administered intraperitoneally with one of VYN202, deucravacitinib (an allosteric TYK2 inhibitor), or placebo. VYN202 and deucravacitinib at equivalent dosing resulted in comparable onset of action and efficacy. Mice receiving VYN202 3 mg/kg had approximately 95% mean reduction in psoriasis area and severity index ("PASI") score from baseline by day 7 of treatment, which was consistent with the results in the deucravacitinib 3 mg/kg group. Treatment with VYN202 3 mg/kg reduced the expression of IL-17A, a major effector cytokine involved in the pathogenesis of psoriasis, by 93% compared to placebo. Treatment with VYN202 at all doses also resulted in a marked reduction of other disease-related cytokines (IL-1β, IL-6, IL-22, IL-23, and TNF-α) compared to the placebo group.
Rheumatoid Arthritis
We evaluated VYN202 in a preclinical model of rheumatoid arthritis. In a 21-day collagen-induced arthritis model, signs and symptoms of inflammatory arthritis were induced in Lewis rats. Each treatment group orally received one of placebo, GSK620 (an early generation BD2-selective BET inhibitor) at 10 mg/kg, or VYN202 at one of three different dose strengths (1, 3, or 10 mg/kg). Daily treatment with VYN202 10 mg/kg resulted in a 71% reduction in the overall signs and symptoms of rheumatoid arthritis at day 21 and a 79% lower paw volume (a measure of swelling) compared to mice receiving placebo. Of the animals treated with the highest dose of VYN202, 75% presented with normal joint histopathology at the end of the study, whereas animals treated with placebo experienced marked inflammatory cell infiltrate, granulation tissue, bone erosion and cartilagenous ulceration. Treatment with VYN202 10 mg/kg also achieved a 98% lower expression of Immunoglobin G1, a biomarker associated with rheumatoid arthritis, compared to treatment with placebo.
Manufacturing
We currently contract with third party manufacturers for all of our required raw materials, active ingredients and finished products for our preclinical studies and clinical trials for our product candidates. We currently have no plans to establish our own manufacturing capabilities and plan to continue to rely on third-party manufacturers for any future trials of our product candidates.
Together with contract manufacturing organizations ("CMOs"), we have developed the validation processes, methods, tests and/or controls that we believe are suitable for the manufacturing of our product candidates and for defining their properties. Development stage quantities of any products that we develop need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we may seek approval. We require all of our CMOs to comply with these requirements and currently employ internal and external resources to manage our manufacturing contractors. The relevant manufacturers of our product candidates for our current preclinical and clinical trials have advised us that they are compliant with both the FDA’s Good Laboratory Practices ("GLP") and the FDA's current Good Manufacturing Practice ("cGMP").
Development and License Agreements
Agreements with Tay
Evaluation and Option Agreement
In April 2021, we entered into an Evaluation and Option Agreement (the "Option Agreement") with Tay. Pursuant to the Option Agreement, Tay granted us an exclusive option to obtain certain exclusive worldwide rights to research, develop and commercialize products containing Tay’s BET inhibitor compounds for the treatment of any disease, disorder or condition in humans. Pursuant to the Option Agreement, we agreed to use commercially reasonable efforts to stabilize, develop and manufacture a product with a pan-BD BET inhibitor as its active ingredient, and Tay agreed to provide a mutually agreed data package and select a new chemical entity development candidate from its Oral BETi Compounds. We paid a $1.0 million non-refundable cash payment to Tay upon execution of the Option Agreement, 50% of which was to be used by Tay in the development of the Oral BETi Compounds.
Under the terms of the Option Agreement, our option (the "Oral Option") with respect to the Oral BETi Compounds was to expire on June 30, 2022, but in June 2022, we and Tay entered into a letter agreement to extend the option term to February 28, 2023. In February 2023, we and Tay entered into an additional letter agreement pursuant to which the option term was further extended to April 30, 2023. We exercised the Oral Option for VYN202 on April 28, 2023 as described below. See "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Collaboration Arrangements—Agreements with Tay Therapeutics—Evaluation and Option Agreement" for a discussion regarding payments made to Tay in connection with the extension of the term for the Oral Option.

License for Locally Administered Pan-BD BET Inhibitor Program (VYN201)

In August 2021, we exercised our option with respect to the VYN201 program and entered into a license agreement (the "VYN201 License Agreement") granting us a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s pan-BD BET inhibitor compounds in all fields. We have the sole responsibility for development, regulatory, marketing and commercialization activities to be conducted for the licensed products at our sole cost and discretion.

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

We made a $0.5 million cash payment to Tay in 2021 in connection with entering into the VYN201 License Agreement. Pursuant to the VYN201 License Agreement, we agreed to make cash payments to Tay upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States of up to $15.75 million for all indications. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the VYN201 License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

License for Selective BET Inhibitor Program (VYN202)

On April 28, 2023, we exercised the Oral Option and entered into a license agreement (the "VYN202 License Agreement") with Tay granting us a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s Oral BETi Compounds in all fields. We have the sole responsibility for development, regulatory, marketing and commercialization activities to be conducted for the licensed products at our sole cost and discretion, and shall use commercially reasonable efforts to develop and, if approved, commercialize such products. We may sublicense our rights to a third party without Tay’s consent. Pursuant to the VYN202 License Agreement, a joint development committee consisting of one representative from each party reviews the progress of the development plan for the licensed products.

We made a cash payment of $3.75 million to Tay in connection with entering into the VYN202 License Agreement. Pursuant to the terms of the VYN202 License Agreement, we agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the VYN202 License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
Intellectual Property
Our intellectual property and proprietary technology are essential to the development of our product candidates. We are committed to protecting our intellectual property rights, core technologies and other know-how through a combination of patents, trademarks, domain names, trade dress, trade secrets, copyrights, non-disclosure and confidentiality agreements, common interest agreements to protect privileged confidential information, licenses, assignments of invention and other contractual arrangements with our employees, scientific advisors, consultants, partners, suppliers, customers and others. These agreements and rights may, however, be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets and other proprietary and confidential information may otherwise become known or be independently discovered by competitors. To the extent that our employees, scientific advisors, consultants, partners, or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
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
Our BET inhibitor patent portfolio is licensed in and/or is being developed by us and comprises or is derived from several PCT applications, various national applications and certain provisional applications.
Our patent portfolio in relation to our VYN201 program includes a granted patent in the United Kingdom and pending compound and composition patent applications licensed by us from Tay and the University of Dundee. A PCT application covering the compound, which published as WO 2020/216779, was filed nationally in more than 15 jurisdictions, including the U.S., China, Europe, Eurasia and Japan. Subject to being granted (without terminal disclaimers) and payments of the appropriate maintenance fees, each will expire in 2040. In addition, a PCT application, which published as WO 2023/081720, and several provisional applications directed to various uses thereof have been filed. Subject to the PCT being filed nationally, filing a non-provisional, and these patent applications being granted (without terminal disclaimers) and payments of the appropriate maintenance fees, each will expire in 2042 and 2044, respectively.
Our patent portfolio in relation to our VYN202 program includes pending compound and composition patent applications licensed by us from Tay. A PCT application covering the compound, which published as WO 2023/275542, was filed nationally in more than 15 jurisdictions, including the U.S., China, Europe, Eurasia and Japan. Subject to being granted (without terminal disclaimers) and payments of the appropriate maintenance fees, each will expire in 2042. Two additional compound and composition PCT applications were also filed in relation to VYN202 and our oral BD2-selective BET inhibitor program exclusively licensed by us from Tay. Subject to these PCT applications being filed nationally, one of which published as WO 2024/018423, and the patent applications being granted (without terminal disclaimers) and payments of the appropriate maintenance fees, they will expire in 2043.
Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent term may be shortened if a patent is terminally disclaimed over another patent or as a result of delays in patent prosecution by the patentee, and a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent or by patent term extension, which compensates a patentee for delays at the FDA. The patent term of a European patent is 20 years from its filing date; however, unlike in the United States, the European patent does not grant patent term adjustments. The European Union does have a compensation program similar to patent term extension called supplementary patent certificate that would effectively extend the duration of protection of the product for up to five years. Obtaining a patent term extension in the United States or a supplementary patent certificate in the European Union is uncertain and will depend on eligibility and satisfying rigorous criteria in each jurisdiction.
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
For vitiligo, our primary competitors include topical therapies such as generic and branded versions of calcineurin inhibitors, including ELIDEL, marketed by Bausch Health; OPZELURA, a topical JAK inhibitor marketed by Incyte Corporation; branded and generic versions of high potency steroids, including CLOBEX, marketed by Galderma Laboratories, LP; and other treatments including various lasers and ultraviolet light-based therapies. In addition, there are several prescription product candidates under development that could potentially be used to treat vitiligo and compete with VYN201, if approved, including but not limited to oral JAK inhibitors being developed by Incyte, Pfizer and AbbVie.
We intend to develop VYN202 for the treatment of moderate-to-severe plaque psoriasis and moderate-to-severe adult-onset rheumatoid arthritis, each of which is a competitive market. The psoriasis market includes several approved antibody therapies, including COSENTYX, marketed by Novartis; TALTZ, marketed by Eli Lilly; SILIQ, marketed by Bausch Health; and BIMZELX, marketed by UCB SA. Other classes of injectable biologics approved for use in indications for which IL-17 therapeutics are also approved include anti-IL-12/23 and anti TNFα monoclonal antibodies marketed by AbbVie, Sun Pharmaceutical Industries and Janssen Pharmaceuticals, among others. Furthermore, the oral PDE4 inhibitor, OTEZLA, marketed by Amgen, and oral TYK2 inhibitor, SOTYKTU, marketed by Bristol Myers Squibb, are approved for the treatment of psoriasis. In addition, we are aware of other oral therapeutic candidates including TYK2 inhibitors, oral IL-17 inhibitors, and oral IL-23 inhibitors being developed by Janssen Pharmaceuticals, Takeda Pharmaceutical Company, Ventyx Biosciences, and LEO Pharma, among others. Medications for the treatment of rheumatoid arthritis include corticosteroids and disease-modifying anti-rheumatic drugs ("DMARDs"). DMARDs include (i) methotrexate, sulfasalazine, leflunomide and hydroxychloroquine, (ii) biologic DMARDs, and (iii) targeted synthetic DMARDs such as JAK inhibitors. These drugs are produced and sold, or are approved for marketing, by large pharmaceutical companies, including AbbVie, Amgen, Bristol Myers Squibb, Eli Lilly, Johnson & Johnson, Pfizer, Novartis, UCB, Regeneron Pharmaceuticals, and Roche. In addition, several other companies are developing drugs for the treatment of rheumatoid arthritis that, if approved, would compete with VYN202, if approved.
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
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act ("FDCA") and implementing regulations. In general, new drug products require the submission of a New Drug Application ("NDA") and approval thereof by the FDA prior to being marketed in the United States. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions and enforcement actions brought by the FDA, the Department of Justice or other governmental entities. Possible sanctions may include the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties.
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
Clinical trials in support of an NDA
Clinical trials involve the administration of an investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written trial protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. We recently received correspondence from the FDA informing us that our Phase 1a clinical trial for VYN202 is on hold and requesting that we submit data from an additional nonclinical study in support of our IND. We expect to submit the requested information by the end of the first quarter of 2024.
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
Before approving a NDA, the FDA may inspect the facilities at which the product is manufactured or facilities that are significantly involved in the product development and distribution process, and will not approve the product unless cGMP compliance is satisfactory at such facilities. The FDA may deny approval of a NDA if applicable statutory or regulatory criteria are not satisfied, or it may require additional testing or information, which can delay the approval process. FDA approval of any application may include many delays or may never be granted. If a product is approved, the approval will specify the indicated uses for which the product may be marketed in the United States pursuant to that NDA, may require that warning statements be included in the product labeling, may require that additional studies or trials be conducted following approval as a condition of the approval, may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a REMS, or may impose other limitations. After evaluating the NDA and all related information, including any advisory committee recommendation, if applicable, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA will issue an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or non-clinical testing in a resubmission to the NDA in order for the FDA to reconsider the application. FDA has committed to reviewing such submissions in two or six months depending on the type of information included in the resubmission. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
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
The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act.
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
CMS administers the Medicaid drug rebate program, in which pharmaceutical manufacturers pay quarterly rebates to each state Medicaid agency. Generally, for branded prescription drugs marketed under NDAs, manufacturers are required to rebate the greater of 23.1% of the average manufacturer price or the difference between such price and the best price during a specified period. An additional rebate for products marketed under NDAs is payable if the average manufacturer price increases at a rate higher than inflation, and other methodologies apply to new formulations of existing drugs. In addition, the Patient Protection and Affordable Care Act (the "ACA") revised certain definitions used for purposes of calculating the rebates, including the definition of “average manufacturer price.” Various state Medicaid programs have implemented voluntary supplemental drug rebate programs that may provide states with additional manufacturer rebates in exchange for preferred status on a state’s formulary or for patient populations that are not included in the traditional Medicaid drug benefit coverage.
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

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. Congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In addition, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act, allowing an agency to grant a compulsory license on a privately owned patent to third parties, if the invention was developed with federal funding and the agency finds that certain statutory criteria apply. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. We anticipate that these and other healthcare reform efforts will continue to result in additional downward pressure on drug pricing. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and their implementing regulations, which imposes privacy, security, transmission and breach reporting obligations, including mandatory contractual terms, with respect to individually identifiable health information including Protected Heath Information ("PHI"), upon “covered entities” subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates and covered subcontractors that perform services on their behalf that involve individually identifiable health information, including PHI. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Other federal and state laws, such as the Federal Trade Commission Act, also impose requirements with respect to individuals' personal information;
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
If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other healthcare regulations that apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or consent decree, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and pursue our strategy.
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
Human Capital Resources
As of December 31, 2023, we had a total of 10 full-time employees. All of our employees are located in the United States. We intend to add a limited number of employees to support our pipeline development programs. From time to time, we also retain independent contractors and consultants to support our organization. We believe our internal R&D capabilities coupled with our third-party R&D consultants are sufficient to execute our clinical development strategy in a cost-effective manner. None of our employees are represented by a labor union, and we consider our employee relations to be good.
Attracting, retaining and developing employees from a diverse range of backgrounds to support our research, development and clinical activities is an integral part of our human capital strategy and we believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages.
Corporate Information

We were incorporated in October 2011 as a Delaware corporation under the name Tigercat Pharma, Inc. We changed our name to VYNE Therapeutics Inc. in September 2020, following the merger between Foamix Pharmaceuticals Ltd. and Menlo Therapeutics Inc. (our predecessor company) in March 2020.
We are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. As such, we are eligible to take advantage of certain reduced or scaled disclosure requirements available to smaller reporting companies. See the risk factor captioned “We are eligible to report as a ‘smaller reporting company,’ and as a result of the reduced reporting requirements applicable to such companies, our securities may be less attractive to investors” for more information.

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
ITEM 1A-RISK FACTORS
In conducting our business, we face many risks that may interfere with our business objectives. Some of these risks could materially and adversely affect our business, financial condition and results of operations. In particular, we are subject to various risks resulting from changing economic, political, industry, business and financial conditions. The risks and uncertainties described below are not the only ones we face. You should carefully consider the following factors and other information in this Annual Report on Form 10-K. If any of the negative events referred to below occur, our business, financial condition and results of operations could suffer. In any such case, the trading price of our common stock could decline.
Risks Related to Development of Our Product Candidates
Our business is substantially dependent on the successful development of our BET inhibitor product candidates.
Our current development pipeline consists of our BET inhibitor product candidates, VYN201 and VYN202, which we are developing for the treatment of immuno-inflammatory diseases. The success of our business is dependent on our successful development and/or our ability to pursue strategic initiatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize, these product candidates.
Our ability to successfully progress these candidates may be hampered for many reasons, including:
•a product candidate may in a preclinical study or clinical trial be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
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

Furthermore, VYN201 and VYN202 are early stage programs. The development of these new chemical entities carries even greater risk and a higher probability of failure. Our failure to successfully develop our product candidates will have a material adverse effect on our business and financial condition.
Our product candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their viability. If we are unable to complete development of, or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
Each of our product candidates is in the early stage of development. We are preparing to initiate a Phase 2b trial for VYN201 in nonsegmental vitiligo and a first-in-human Phase 1a trial for VYN202 in the second quarter of 2024. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.
We may not have the resources to advance the development of our product candidates if we experience issues that delay or prevent their regulatory approval, or our ability to commercialize them, including:
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
•our third-party manufacturers’ inability to successfully manufacture our product candidates in sufficient quantities or at all;
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
•delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology; and
•varying interpretations of our data by the FDA and similar foreign regulatory agencies.
Our inability to advance or complete the development of our product candidates, or significant delays in doing so, could have a material and adverse effect on our business, financial condition, results of operations and prospects.
We may encounter delays in enrolling patients and successfully completing clinical trials for our product candidates and may be delayed in, or prevented from, commencing such trials due to factors that are largely beyond our control.

We have in the past experienced and may in the future experience delays in completing clinical trials and in commencing future clinical trials. Clinical trials can be delayed or aborted for a variety of other reasons, including delay or failure to:
•obtain regulatory approval to commence a trial;
•reach agreement on acceptable terms with prospective contract research organizations ("CROs") and clinical trial sites, the terms of which may be subject to extensive negotiation and vary significantly among different CROs and trial sites;
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
We may be delayed in commencing our clinical trials if the FDA, or other applicable regulatory authority, finds deficiencies or requests additional information with respect to our INDs. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. For VYN202, we submitted an IND to the FDA in December 2023 and had planned to commence a Phase 1a clinical trial in the first quarter of 2024. However, we recently received correspondence from the FDA informing us that our Phase 1a clinical trial is on hold and requesting that we submit additional nonclinical information, which delayed our plans to initiate the trial. We have completed the additional nonclinical study and expect to submit the requested information to the FDA by the end of the first quarter of 2024 in order to initiate the clinical trial in the second quarter of 2024, if cleared by the FDA.
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
Drug development is very expensive, time-consuming and uncertain. Our preclinical studies and clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates, or serious adverse side effects could be identified. Any of these outcomes could prevent or delay regulatory approval and commercialization or harm our ability to pursue strategic alternatives for our product candidates.
Drug development is very expensive, time-consuming and difficult to design and implement, and its outcome is inherently uncertain, particularly as it relates to new chemical entities. Before obtaining regulatory approval for the commercial sale of a product candidate, we must demonstrate through preclinical studies and clinical trials that a product candidate is both safe and effective for use in the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. The clinical trials for these product candidates may take significantly longer than expected to complete. In addition, we, any partner with which we may in the future collaborate, the FDA, an IRB or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may prevent, suspend, delay, require modifications to or terminate our clinical trials at any time, for various reasons, including:
•lack of effectiveness of any product candidate during clinical trials or the failure of a product candidate to meet specified endpoints;
•discovery of serious or unexpected side effects experienced by trial participants, toxicities or other safety issues;
•slower than expected rates of subject recruitment and patient enrollment in clinical trials resulting from numerous factors, including the prevalence of clinical trials for our competitors for their product candidates treating the same indication;
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

In addition, product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the product candidate. For example, some systemic BET inhibitors have been linked to tolerability issues, particularly in the gastrointestinal tract and bone marrow suppressive effects like thrombocytopenia. If our product candidates are associated with side effects in preclinical studies and/or clinical trials or have characteristics that are unexpected, a number of potentially significant negative consequences could result, including:

•our development costs could increase;
•we may need to abandon development activities or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective;
•we may need to abandon the development or limit the further development of our product candidates, including in various populations and for certain indications;
•we could be sued and held liable for harm caused to patients;
•our reputation may suffer;
•regulatory authorities may require that we suspend, discontinue, or limit our clinical trials based on safety information;
•regulatory authorities may withdraw approval to market such product;
•regulatory authorities may require additional warnings on the product labeling;

•a medication guide outlining the risks of such side effects for distribution to patients may be required; and
•market acceptance of any products that do obtain regulatory approval could be inhibited.

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

Each of our BET inhibitor programs is in the early stages of development, involves a novel therapeutic approach and new chemical entity, requires significant further research and development and regulatory approvals and is subject to the risks of failure inherent in the development of products based on innovative approaches. New chemical entities derived from our InhiBET platform are molecules that have not previously been approved and marketed as therapeutics. As a result, the product candidates from our InhiBET platform may face greater risk of unanticipated safety issues or other side-effects, or may not demonstrate efficacy. For example, systemic BET inhibitors have historically targeted both BD1 and BD2 less selectively, causing gastrointestinal toxicity and bone marrow suppressive effects like thrombocytopenia. While we believe VYN202’s high selectivity for BD2 may alleviate the therapeutic limiting toxicities observed by other less BD2-selective BET inhibitors, we may need to spend more time and greater resources verifying any toxicity associated with VYN202. Accordingly, the regulatory pathway for our new chemical entities may be more demanding and take a longer period of time.
Results obtained in preclinical studies and completed clinical trials may not predict success in later clinical trials.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and any future clinical trials that we may conduct may not demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates in any indication. Companies in the biopharmaceutical industry frequently suffer significant setbacks in later-stage clinical trials, even after achieving promising results in preclinical studies or earlier clinical trials. Phase 3 clinical trials often produce unsatisfactory results even though prior clinical trials were successful. Any of these events could prevent us from pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize a particular product candidate and could significantly harm our business, results of operations and prospects.
Top line and preliminary data from our clinical trials that we announce or publish from time to time may change as additional data become available and are subject to audit and verification procedures that could result in material changes in the final data.
We may publicly disclose top line or preliminary data from our clinical trials based on a preliminary analysis of then-available data. In that case, the results and related findings and conclusions remain subject to change following a complete analysis of all data related to the trial. We also make certain assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top line or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Accordingly, top line and preliminary data should not be considered complete and should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available. Adverse differences between interim, top line or preliminary data and final data could significantly harm our reputation and business prospects. Further, disclosure of interim, top line or preliminary data by us or by our competitors could result in volatility in the price of our common stock.
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

If the interim, top line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
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

We have chosen to initially evaluate VYN201 in the treatment of nonsegmental vitiligo, and we intend to initially evaluate VYN202 in the treatment of moderate-to-severe plaque psoriasis and moderate-to-severe adult-onset rheumatoid arthritis. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnerships, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The development and commercialization of drugs is extremely competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do, and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as with technologies and product candidates being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments, such as OPZELURA (ruxolitinib) cream, include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology and biopharmaceutical fields. Competition from many sources exists or may arise in the future. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on therapeutics for autoimmune diseases. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions. Some of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent. Our success will depend partially on our ability to develop and commercialize therapeutics that are safer and more effective than competing therapeutics. Our commercial opportunity and success will be reduced or eliminated if competing therapeutics are safer, more effective, or less expensive than the therapeutics we develop.
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
We rely on third parties to conduct, supervise and monitor our clinical studies, and if these third parties perform in an unsatisfactory manner, it may harm our business.
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
Changes in methods of product candidate manufacturing or formulation may result in additional costs or delays.

As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered in an effort to optimize processes and results. For example, we intend to evaluate a gel formulation of VYN201 in our planned Phase 2b trial rather than an ointment, which was used in our completed Phase 1b trial. Such modifications carry the risk that they will not achieve these intended objectives, and may also require additional testing, FDA notification or FDA approval. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates.
Risks Related to our Financial Position and Need for Capital
We will need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations.
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval for and/or commercialize our product candidates or identify and consummate transactions with third-party partners to further develop our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical and clinical development. In addition, we may not be able to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates, and our product candidates, if approved, may not achieve commercial success. Furthermore, we incur and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses. We also expect to add additional personnel to support our operational plans and strategic direction as needed.
As of December 31, 2023, we had $93.3 million in cash, cash equivalents, restricted cash and marketable securities. We believe these resources will enable us to fund our operating expenses and capital expenditure requirements for a period of at least 12 months from the date of this Annual Report on Form 10-K based on our current operating assumptions. These assumptions may prove to be wrong, however, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional products or product candidates, and changes in regulation.
Our future capital requirements depend on many factors, including:
•milestone payments associated with our development programs;
•the number and development requirements of the product candidates that we may pursue;
•the scope, progress, results and costs of preclinical development, laboratory testing and conducting preclinical and clinical trials for our product candidates;
•costs associated with manufacturing and supplying our product candidates;
•the costs, timing and outcome of regulatory review of our product candidates;
•the extent to which we in-license or acquire additional product candidates and technologies;

•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•the impact on the timing of our preclinical studies, on the recruitment, enrollment, conduct and timing of our clinical trials, and on our business, due to external or macroeconomic factors;
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

We have historically incurred substantial net losses, including net losses of $28.5 million and $23.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $691.3 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to our research and development efforts. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and shareholders’ equity. Because of the numerous risks and uncertainties associated with our research and development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.

We anticipate that our expenses will increase substantially if and as we:

•continue to develop product candidates and conduct preclinical studies and clinical trials;
•initiate and continue research and development, including preclinical, clinical and discovery efforts for any future product candidates;
•seek to identify additional product candidates;
•seek regulatory approvals for our product candidates that may successfully complete clinical development;
•add personnel to support our product candidate development;
•hire and retain additional personnel, such as clinical, quality control, scientific, and administrative personnel;
•maintain, expand and protect our intellectual property portfolio; and
•acquire or in-license other product candidates and technologies.

Our expenses could increase beyond our expectations if we are required by the FDA or other regulatory authorities to perform clinical trials in addition to those that we currently expect.
SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3.

SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3, referred to as the baby shelf rules. As of the filing of this Annual

Report on Form 10-K, we are subject to such rules. Under these rules, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3, including our at-the-market equity offering program, will be limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. Therefore, we will be significantly limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3 until such time as our public float exceeds $75 million. Furthermore, if we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC staff.

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
•collaboration arrangements are complex and time-consuming to negotiate, document and implement, and we may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements;

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
We completed the sale of our prior commercial business in January 2022. Pursuant to the terms of the Asset Purchase Agreement entered into in connection with the purchase of that business by Journey Medical Corporation ("Journey"), we are eligible to receive sales milestone payments of up to $450.0 million in the aggregate upon the achievement of specified levels of net sales on a product-by-product basis, beginning with annual net sales exceeding $100.0 million. In addition, we are entitled to receive certain payments from any licensing or sublicensing of the assets by Journey outside of the United States. Under the terms of the agreement, Journey does not have any diligence obligations to achieve any such net sales milestones, and we can provide no assurance that such milestones will ever be met. Furthermore, Journey may decide not to license or sublicense the assets in any territory outside of the United States, in which case we would not receive any additional related payments. If any of the foregoing events occur, we will not realize all of the benefits of the sale.
In addition, we are still subject to potential liabilities relating to our historical commercial business operations that were subject to the Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, we retained and are responsible for historical liabilities of the commercial business operations based on events occurring prior to the sale other than those liabilities expressly assumed by Journey. For example, we remain liable for payment of product sales provisions, such as distribution fees and trade discounts and allowances, rebates, chargebacks and other discounts and product returns. See "Part II—Item 8. Financial Statements—Note 2 - Significant Accounting Policies—Revenue Recognition—Product Sales Provisions." We are also obligated to indemnify Journey against certain potential liabilities and for breaches of certain representations, warranties and covenants under the agreement up to certain caps, and those liabilities may be set off against any future payments owed to us by Journey. In addition to direct expenditures for damages, settlement and defense costs, there is the possibility of adverse publicity as a result of any such claims, any of which could have a material adverse effect on our business and stock price. In addition, we remain subject to potential investigation or inquiry by regulatory authorities with respect to our legacy commercial business operations, which could result in additional distraction to our management and could ultimately result in further liabilities.
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
•labor interruptions;
•insufficient raw and intermediate materials necessary for production;
•changes in our sources for manufacturing;
•the timing and delivery of shipments;
•our failure to locate and obtain replacement suppliers and manufacturers as needed on a timely basis;
•conditions affecting the cost and availability of raw materials, including inflationary factors; and
•business interruptions resulting from geopolitical actions, including war, such as the current Russia-Ukraine war and Israel-Hamas war, and terrorism, outbreak of a contagious disease, or natural disasters including earthquakes, typhoons, floods and fires.
Furthermore, the primary manufacturer of the active pharmaceutical ingredient ("API") in our product candidates is located in China. Therefore, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments or political unrest or unstable economic conditions in China. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines.
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
As of December 31, 2023, we had federal and state net operating loss carryforwards of $331.1 million and $41.7 million, respectively, of which $44.3 million will begin to expire in 2031 for federal and $21.3 million will begin to expire in 2040 for state purposes. As of December 31, 2023, we had federal research and development tax credit carryforwards of $6.9 million which will begin to expire in 2031. We have no state research and development tax credit carryforwards.
These net operating loss and tax credit carryforwards could expire unused and be unavailable if we do not generate sufficient taxable income prior to their expiration. Under current law, our U.S. federal net operating losses incurred in the taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the ability to utilize such federal net operating loss carryforwards to offset taxable income is limited to 80% of our current year taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change, by value, in its equity ownership by significant stockholders over a three-year period) the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or tax liability may be limited. We have not completed a 382 study through December 31, 2023, however, we may have experienced ownership changes in the past, including in connection with the 2020 merger between Menlo Therapeutics (our predecessor company) and Foamix Pharmaceuticals Ltd. In addition, our private placement transaction in November 2023 likely resulted in an ownership change for purposes of Section 382. We may also experience ownership changes in the future as a result of the subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn taxable income, our ability to use the net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.
The Israeli Tax Authority may disagree with our conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.
In December 2020, we initiated a voluntary liquidation of our Israeli subsidiary in order to consolidate the ownership of our intellectual property. In connection with the liquidation, the intellectual property and other assets owned by our Israeli subsidiary were assigned to us. Based on our analysis, we notified the Israeli Tax Authority that the gains realized by our Israeli subsidiary from the transfer of its assets to us were offset by net operating losses and that the liquidation did not result in tax in Israel under Israeli tax law. In the event that the Israeli Tax Authority does not agree with our analysis, we may be subject to a material tax liability. In addition, we may incur additional costs associated with defending our position. Any such outcome may have a material adverse effect on our financial results.
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

If our information technology systems or those of third parties upon which we rely or our data are, or were, compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse consequence.

In the ordinary course of our business, we and the third parties upon which we rely process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). Despite the implementation of security measures, our information technology systems and infrastructure, and those of our current and any future partners, contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our systems or in non-encrypted portable media or storage devices.
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
We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption and ultimately delaying our development activities. For example, inflation rates, particularly in the United States and United Kingdom, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, global commerce has experienced periods of volatility and interruption following the invasion of Ukraine by Russia in February 2022 and the escalation of conflict in the Middle East in October 2023. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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

•HIPAA, as amended by HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, which impose, among other things, obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by certain healthcare providers, health plans and healthcare clearinghouses, known as “covered entities,” and “business associates.” Among other things, HITECH made certain aspects of HIPAA’s rules (notably the Security Rule) directly applicable to business associates - independent contractors or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity, and their covered subcontractors. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. The Department of Health and Human Services Office for Civil Rights ("OCR") has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. The OCR has increased both its efforts to audit HIPAA compliance and its level of enforcement, with one penalty amounting to $16 million. In addition, according to the United States Federal Trade Commission ("FTC") failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act ("FTCA") 15 USC § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule;

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
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws or regulations that apply to us, we may be subject to significant penalties, including criminal, civil and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government healthcare programs, debarment from contracting with the U.S. government, injunctions and private qui tam actions brought by individual whistleblowers in the name of the government. Companies targeted in such actions have, among other consequences, paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements that severely restrict the manner in which they conduct their business, including the requirement of additional reporting and oversight obligations. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. Responding to investigations, enforcement actions and litigation can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation, action, litigation or settlement could increase our costs or otherwise have an adverse effect on our business and reputation. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to respond to. In addition, the approval and commercialization of any of our product candidates outside the U.S. will also likely subject us to non-U.S. equivalents of the healthcare laws mentioned above, among other non-U.S. laws.
We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws.
In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services.
Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties upon whom we rely.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law, and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.
Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.
When our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
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
Significant developments that may adversely affect pricing in the United States include the enactment of federal healthcare reform laws and regulations. Changes in the healthcare system enacted as part of healthcare reform in the United States, as well as the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, may result in increased pricing pressure by influencing, for instance, the reimbursement policies of third party payors. While healthcare reform legislation may have increased the number of patients who are expected to have insurance coverage for our product candidates, provisions such as the assessment of a branded pharmaceutical manufacturer fee and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs may have an adverse effect on us. It is uncertain how current and future reforms in these areas will influence the future of our business operations and financial condition.
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
Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, reduce the cost of certain products under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, individual states in the United States are also increasingly passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, and such delays could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
We are subject to various U.S. and foreign anti-bribery and anti-corruption laws, and any violations by us of such laws could result in substantial penalties.
The U.S. Foreign Corrupt Practices Act ("FCPA"), and similar worldwide anti-bribery and anti-corruption laws, generally prohibit companies and their intermediaries from offering, making or authorizing improper payments to government officials for the purpose of obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Our internal control policies and procedures may not protect us from reckless or negligent acts committed by our employees, future distributors, licensees or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.
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
We may be subject to national laws as well as international treaties and conventions controlling imports, exports, re-export and diversion of goods, services and technology. These include import and customs laws, export controls, trade embargoes and economic sanctions, denied party watch lists and anti-boycott measures (collectively “Customs and Trade Controls”). Applicable Customs and Trade Controls are administered by Israel’s Ministry of Finance, the U.S. Treasury’s Office of Foreign Assets Control (OFAC), other U.S. agencies and other agencies of other jurisdictions where we do business. Customs and Trade Controls relate to a number of aspects of our business, including most notably the sales of API as well as the licensing of intellectual property. Compliance with Customs and Trade Controls has been the subject of increasing focus and activity by regulatory authorities, both in the United States and elsewhere, in recent years. Although we have policies and procedures designed to address compliance with Customs and Trade Controls, actions by our employees, by third-party intermediaries or others acting on our behalf in violation of relevant laws and regulations may expose us to liability and penalties for violations of Customs and Trade Controls and accordingly may have a material adverse effect on our reputation and our business, financial condition and results of operations.
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

The pending patent applications in relation to VYN201 and VYN202 are primarily licensed in from the University of Dundee and/or from Tay and are subject to the terms and conditions of the respective licenses. If we were unable to comply with the license terms, we could be at risk of potentially forfeiting the licenses and rights to these pending patent applications, which could revert back to the licensors, and we would then no longer be able to pursue these programs.

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

The United States utilizes a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO under the first-to-file system before us could be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party.

Other patent laws limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. The USPTO Patent Trial and Appeal Board (PTAB) applies the same claim construction standard applied by civil courts under 35 USC §282(b) in IPR, post-grant review, and the transitional program for covered business method patents proceedings. The impact this may have in practice on the use and outcome of USPTO proceedings is uncertain. PTAB proceedings continue to be a developing and uncertain area of practice and law. Because of lower costs and the fact that USPTO statistics indicate that a high rate of challenged claims are being invalidated in these USPTO procedures, they may continue to be a popular and effective means of challenging patents.

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

Our research and development activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Competitors in the field of topical and oral drugs have developed and may continue to develop large portfolios of patents and patent applications relating to our business. In particular, there are patents and pending patent applications held by third parties that relate to new compounds that act as pan-BD BET inhibitors and also those that relate to BD2-selective BET inhibitors, as well as to methods of manufacture and methods of use for indications we are pursuing, or are considering to pursue with our VYN201 and VYN202 product candidates. There may be granted patents with claims that could be asserted against us in relation to such products or product candidates. There may also be granted patents held by third parties that may be infringed or otherwise violated by our other product candidates and activities, and we do not know whether or to what extent we may be infringing or otherwise violating third party patents. There may also be third party patent applications, some of which may not yet have been published, which if approved and granted as patents may be asserted against us in relation to our product candidates or activities. Patent applications can take years to issue and there may be applications that are pending and in the course of prosecution claims may change or be added and there may be patents and claims of which we are unaware that may later issue with claims that might be infringed by commercializing a product or product candidate. We may fail to identify applications and granted patents that may be asserted against us in relation to our product candidates or activities. Searches and analyses undertaken may miss or not uncover all potential and future threats. It should be noted in this regard that no search is completely exhaustive. For example, a relevant patent or published application could escape detection because of unusual terminology or use of terminology that is still evolving in developing technological fields. Also, databases used in the searches may not be entirely complete. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages and legal fees. These third parties could include non-practicing entities that have no relevant products or revenue. Further, if a patent infringement suit were brought against us, we could be temporarily or permanently enjoined or otherwise forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

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

We own trademarks that identify “VYNE” and “VYNE Therapeutics” and have submitted applications to register these trademarks in the United States and in various other jurisdictions. Similarly, we own trademarks that represent our leaf logo which can be and is used with the “VYNE” and “VYNE Therapeutics” trademarks and our VYNE identity and have submitted applications to register these leaf trademarks in the United States and in some other jurisdictions. We have selected the trademark InhiBET for use in relation to our BET inhibitor programs and we have applied to register the trademark in Israel and the United States. We have not yet selected or submitted trademark applications for a proposed commercial trade name for any of our product candidates or activities in the United States or elsewhere and failure to do so and secure registrations could adversely affect our business.

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

In the United States, the FDA evaluates and must approve any trademark we propose to use with products for which we seek regulatory approval regardless of whether we have registered it, or applied to register it, as a trademark. The FDA review will include an evaluation of potential for confusion with other product names. Selecting a product trademark can be an expensive process. If the FDA objects to proposed trademarks this could delay regulatory approval and we may be required to expend significant resources in an effort to identify suitable substitutes that would qualify as a registerable trademark, not infringe any existing third party trademark rights and be acceptable to the FDA.

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

Interference, derivation review, or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or licensees. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful in any proceedings (domestic or foreign, litigation or USPTO or foreign patent office or other proceedings) they may result in substantial costs and distraction to our management. Moreover, proceedings may be appealed and obtaining a final resolution can take a long time and substantial resources. We may not be able, alone or with our licensors or licensees, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. Furthermore, because of the substantial amount and extent of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceedings. In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed and this may be so even if the results are not considered material.

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

We may not be able to enforce covenants not to compete under applicable employment laws.

We generally enter into non-competition agreements as part of our employment agreements with our employees. These agreements generally prohibit our employees, if they cease working for us, from competing directly with us or working for our competitors or clients for a limited period. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work and it may be difficult for us to restrict our competitors from benefiting from the expertise our former employees or consultants developed while working for us.

Risks Related to the Ownership of Our Common Stock
The trading price of the shares of our common stock is volatile, and stockholders could incur substantial losses.
Our stock price is volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock price, and the stock price of many other public companies, experienced a period of high volatility in recent years. Such volatility resulted in rapid and substantial increases and decreases in our stock price that may or may not be related to our operating performance or prospects. As a result of this volatility, stockholders may not be able to sell their common stock at or above the price paid for the shares. In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies, including us, following periods of volatility in the market prices of these companies’ common stock. If we are subject to future lawsuits we would be subject to additional risks as described in “We may become subject to lawsuits that could have a material adverse impact on our business, results of operations and financial condition” above. The market price for our common stock may be influenced by many factors, including:
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
Our directors and executive officers may be subject to litigation for a variety of claims or disputes. Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.
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

While we maintain directors’ and officers’ liability insurance, such insurance may not be adequate to cover all liabilities that we may incur, which may reduce our available funds to satisfy third-party claims and could harm our business, results of operations, and financial condition. Further, a stockholder’s investment may be harmed to the extent that we pay the costs of settlement and damage awards against our directors and executive officers as required by these indemnification provisions.

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
We are eligible to report as a “smaller reporting company,” and as a result of the reduced reporting requirements applicable to such companies, our securities may be less attractive to investors.

We are eligible to report as a smaller reporting company. For as long as we continue to be eligible to report as a “smaller reporting company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting, as well as reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements.

We may take advantage of these reporting exemptions until we are no longer a smaller reporting company. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our shares of common stock held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our securities less attractive because we rely on any of these exemptions, there may be a less active trading market for our securities and the price of our securities may be more volatile.
General Risk Factors
An active public market for our common stock may not be sustained.
Although our common stock is quoted on the Nasdaq Capital Market, an active trading market for our common stock may not be sustained. The lack of an active market may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of our common stock, and may cause the trading price of our common stock to be more volatile. The lack of an active market may contribute to volatility of our stock price and impair our ability to raise capital.
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
We are subject to risks related to climate change in the long term.
We are subject to transitional and physical risks related to climate change. Transitional risks include, for example, a disorderly global transition away from fossil fuels that may result in increased energy prices; customer preference for low or no-carbon products; stakeholder pressure to decarbonize assets; or new legal or regulatory requirements that result in new or expanded carbon pricing, taxes, restrictions on greenhouse gas emissions, and increased greenhouse gas disclosure and transparency. These risks could increase operating costs, including the cost of our electricity and energy use, or other compliance costs. Physical risks to our operations include water stress and drought; flooding and storm surge; wildfires; extreme temperatures and storms, which could impact trials, increase costs, or disrupt supply chains. Our supply chain is likely subject to these same transitional and physical risks and would likely pass along any increased costs to us. We do not anticipate that these risks will have a material financial impact to the company in the near term.
Governmental authorities, non-governmental organizations, customers, investors, employees, and other stakeholders are increasingly sensitive to environmental, social and governance (ESG) matters, such as equitable access to medicines and vaccines, product quality and safety, diversity, equity and inclusion, environmental stewardship, support for local communities, value chain environmental and social due diligence, corporate governance and transparency, and addressing human capital factors in our operations. In addition, governments and the public expect companies to report on our business practices with respect to human rights, responsible sourcing and environmental impact, as well as the actions of our third-party contractors and suppliers around the world. This focus on ESG matters may lead to new expectations or requirements that could result in increased costs associated with research and development of our products. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for companies to establish validated Net Zero emissions targets or offer more sustainable products. If we do not meet, or are perceived not to meet, stakeholder expectations in key ESG areas, we risk negative stakeholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, or other negative impacts on our business and operations. While we monitor ESG matters, we cannot be certain that we will manage such matters successfully, or that we will successfully meet the expectations of investors, employees, consumers, governments and other stakeholders.
ITEM 1B - UNRESOLVED STAFF COMMENTS
None.
ITEM 1C - CYBERSECURITY
Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).
We retain a chief information consultant and a third-party security management vendor to help identify, assess and manage our cybersecurity threats and risks. These partners identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, including, for example, automated tools, cybersecurity threat subscription services, threat report analysis, internal and external audits, and threat and vulnerability assessments.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, incident detection and response policy, route risk assessments, data encryption, network security controls, data segregation, access controls, physical security, asset management, tracking and disposal, systems monitoring, penetration testing, and cybersecurity insurance.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, our security management partners work with our Chief Financial Officer to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. In addition, our Chief Financial Officer evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, professional services firms, cybersecurity software providers and penetration testing firms. These third-parties also provide application and hosting services. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes risk assessments and audits for each vendor and a review of each such vendor's written security program.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including "If our information technology systems or those third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.”
Governance
Our Board addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. Our cybersecurity risk assessment and management processes are implemented and maintained by our Chief Financial Officer who oversees the work performed by our information security consultant and third-party managed service provider. Our information security consultant has over 40 years of experience in pharmaceutical information technology, including many years as a chief information officer.
Our Chief Financial Officer is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our Chief Financial Officer, with support from our information security partners, is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response policy is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Chief Financial Officer and legal department. Our Chief Financial Officer works with our incident response team to help mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response policy includes reporting to the Audit Committee for certain cybersecurity incidents.
The Audit Committee receives periodic reports from our Chief Financial Officer concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The Audit Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

ITEM 2 - PROPERTIES
Our executive offices in the United States are located in Bridgewater, New Jersey. We currently lease approximately 5,755 square feet of office space under lease agreements that expire on September 30, 2025.
We believe that our current facilities are adequate to meet our current needs, and that suitable additional alternative space will be available in the future on commercially reasonable terms for our potential growth.
ITEM 3 - LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings relating to claims that we consider to be arising from the ordinary course of our business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.
ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the Nasdaq Capital Market under the symbol “VYNE.”
On February 8, 2023, our board of directors approved, and on February 10, 2023 we effected, a 1-for-18 reverse stock split of our outstanding shares of common stock. No fractional shares were issued in connection with the reverse stock split, and in lieu thereof, each stockholder holding fractional shares was entitled to receive a cash payment (without interest or deduction) in an amount equal to such stockholder’s respective pro rata share of the total net proceeds from our transfer agent’s sale of all fractional shares at the then-prevailing prices on the open market. The par value of each share of common stock remained unchanged. A proportionate adjustment was also made to the maximum number of shares issuable under our equity incentive plans.
Unless noted, all references to shares of common stock and per share amounts contained in this Annual Report on Form 10-K have been retroactively adjusted to reflect the 1-for-18 reverse stock split.
Holders of Common Stock
As of February 22, 2024, there were 9 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
Recent Sales of Unregistered Securities
In December 2023, we issued an aggregate of 131,838 shares of common stock to pre-funded warrant holders upon the exercise of outstanding pre-funded warrants, pursuant to a net exercise mechanism under the warrants. Each pre-funded warrant had an exercise price of $0.0001 per share. The issuances of the shares of common stock were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
ITEM 6 - [RESERVED]

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Item 1A. Risk Factors”.
Company Overview
We are a clinical-stage biopharmaceutical company focused on developing proprietary, innovative and differentiated therapies for the treatment of immuno-inflammatory conditions.

In August 2021, we entered into a transaction with Tay providing us with exclusive worldwide rights to research, develop and commercialize products containing BET inhibitors for the treatment of any disease, disorder or condition in humans. Through our access to this library of new chemical BET inhibitor compounds, we plan to develop product candidates for a diverse set of indications. Based on data generated to date, we have chosen to focus our initial efforts for this platform on select therapeutic areas in immuno-inflammatory disease.

Our lead program is VYN201, a locally administered pan-BD BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. In preclinical testing, VYN201 produced consistent reductions in pro-inflammatory and disease-related biomarkers and improvements in disease severity across a variety of inflammatory and fibrotic models. In November 2022, we initiated a Phase 1 clinical trial evaluating a topical formulation of VYN201 for the treatment of nonsegmental vitiligo. In the first quarter of 2023, we announced positive preliminary safety and tolerability, pharmacokinetic and hematology data from the Phase 1a portion of the trial. The first nonsegmental vitiligo patient was dosed in the Phase 1b portion of the trial in January 2023, and on October 30, 2023, we announced positive data from the Phase 1b trial, in which significant clinical improvement in F-VASI was observed in the 1% and 2% dose cohorts after 16 weeks of treatment. We have initiated Phase 2b preparatory activities and expect to advance VYN201 into a longer duration Phase 2b trial to evaluate optimal dosing and peak efficacy in patients with active or stable nonsegmental vitiligo in the second quarter of 2024 with top line results from the 24-week double-blind portion of the trial anticipated in mid-2025.

Our second program is VYN202, an oral small molecule BD2-selective BET inhibitor. VYN202 has been designed to achieve potential class-leading selectivity (BD2 vs. BD1), maximum potency versus BD2 and optimal oral bioavailability. By maximizing BD2 selectivity, we believe VYN202 has the potential to be a more conveniently-administered non-biologic treatment option for both acute control and chronic management of immuno-inflammatory indications, where the damaging effects of unrestricted inflammatory signaling activity are common. We submitted an IND for VYN202 to the FDA in December 2023. We recently received correspondence from the FDA informing us that our Phase 1a clinical trial is on hold and requesting that we submit data from an additional nonclinical study. We recently completed the additional nonclinical study which achieved preliminary results consistent with our expectations at the outset of the study. We plan to submit the requested nonclinical information to the FDA by the end of the first quarter of 2024 and, if cleared by the FDA, expect to initiate our Phase 1a single ascending dose/multiple ascending dose trial in healthy volunteers in the second quarter of 2024, with top line results anticipated in the second half of 2024. If the Phase 1a portion of the trial is successfully completed, we plan to initiate Phase 1b trials in subjects with moderate-to-severe plaque psoriasis and moderate-to-severe adult-onset rheumatoid arthritis, with top line results anticipated in the second half of 2025.

We intend to advance our product candidates through clinical development toward regulatory approval. As part of our strategy to maximize the value of our pipeline, we may partner with larger pharmaceutical companies to expand and accelerate the development of our programs and explore therapeutic areas outside of our core focus in immunology.

Sale of Legacy Commercial Business

In January 2022, we entered into an Asset Purchase Agreement with Journey Medical Corporation ("Journey") pursuant to which we sold our Molecule Stabilizing Technology franchise, including our former products AMZEEQ, ZILXI, and FCD105, referred to collectively as the MST Franchise, to Journey. The assets included certain contracts, including license agreements, inventory and intellectual property related to the MST Franchise. We have classified the results of the MST Franchise as discontinued operations in our consolidated statements of operations and cash flows for all periods presented in this Annual Report on Form 10-K.

We received an upfront payment of $20.0 million at the closing of the sale of the MST franchise and an additional $5.0 million deferred payment in January 2023. We are also eligible to receive sales milestone payments of up to $450.0 million in the aggregate upon the achievement of specified levels of net sales on a product-by-product basis, beginning with annual net sales exceeding $100.0 million, as well as certain payments from any licensing or sublicensing of the purchased assets by Journey outside of the United States.
Known Trends, Events and Uncertainties
Business and Macroeconomic Conditions
Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including inflation, interest rates, financial market volatility and uncertainty, the impact of war or military conflict, including the wars in Ukraine and the Middle East, rising tensions between China and Taiwan and the response thereto, public health pandemics, and supply chain disruptions. Adverse effects of these large macroeconomic conditions have been prevalent in many of the areas where we, our CROs, suppliers or third-party business partners conduct business and as a result, we have experienced disruptions and may continue to experience more pronounced disruptions in our operations. In addition, financial markets have experienced a period of high volatility due to these macroeconomic factors. The persistence of this volatility may impact our ability to engage in capital market activities and adequately fund our operations. As of the filing date of this Annual Report on Form 10-K, the extent to which these macroeconomic events and conditions may impact our financial condition, results of operations or liquidity is uncertain. The effect of these macroeconomic events and conditions may not be fully reflected in our results of operations and overall financial performance until future periods. See Part I, Item 1A “Risk Factors” for further discussion of the possible impact of these macroeconomic conditions on our business.
Collaboration Arrangements
Agreements with Tay Therapeutics
Evaluation and Option Agreement
In April 2021, we entered into the Option Agreement with Tay granting us an exclusive option to obtain certain exclusive worldwide rights to research, develop and commercialize products containing Tay’s BET inhibitor compounds for the treatment of any disease, disorder or condition in humans. Pursuant to the Option Agreement, we agreed to use commercially reasonable efforts to stabilize, develop and manufacture a product with a pan-BD BET inhibitor as its active ingredient and Tay agreed to provide a mutually agreed data package and select an NCE development candidate from its Oral BETi Compounds. We paid a $1.0 million non-refundable cash payment to Tay upon execution of the Option Agreement, 50% of which was to be used by Tay in the development of the Oral BETi Compounds.
Under the terms of the Option Agreement, the Oral Option was to expire on June 30, 2022 (the "Option Term"), but in June 2022, we and Tay entered into a Letter Agreement (the “Letter Agreement”) to extend the Option Term to February 28, 2023. Pursuant to the terms of the Letter Agreement, we paid Tay $386,366 (£300,000) on June 28, 2022 to extend the Option Term. In addition, on August 29, 2022, we made a second payment to Tay of $997,407 (£850,000) pursuant to the terms of the Letter Agreement following the discovery of potential Oral BETi Compounds for further development. Both payments were recorded as research and development expense. On February 27, 2023, the parties entered into an additional Letter Agreement (the "Second Letter Agreement") pursuant to which the Option Term was extended to April 30, 2023. As consideration for the extension of the Option Term, we paid Tay $250,000 upon the execution of the Second Letter Agreement. Per the terms of the Second Letter Agreement, this fee was to be deducted from the upfront fee paid by us to Tay following our exercise of the Oral Option, as described below.

License for Locally Administered Pan-BD BET Inhibitor Program (VYN201)

In August 2021, we exercised our option with respect to the VYN201 program and entered into the VYN201 License Agreement granting us a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s pan-BD BET inhibitor compounds in all fields. We have the sole responsibility for development, regulatory, marketing and commercialization activities to be conducted for the licensed products at our sole cost and discretion. We are required to use commercially reasonable efforts to develop and, if approved, commercialize such products. Pursuant to the VYN201 License Agreement, a joint development committee consisting of one representative from each party reviews the progress of the development plan for the licensed products. Pursuant to the VYN201 License Agreement, we may develop a product that contains or incorporates a specific BET inhibitor, whether alone or in combination with other active ingredients, in any form, formulation, presentation, or dosage, and for any mode of administration.

We made a $0.5 million cash payment to Tay in 2021 in connection with entering into the VYN201 License Agreement. Pursuant to the VYN201 License Agreement, we agreed to make cash payments to Tay upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States of up to $15.75 million for all indications. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the VYN201 License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

License for Selective BET Inhibitor Program (VYN202)

On April 28, 2023, we exercised the Oral Option with respect to the VYN202 program and entered into the VYN202 License Agreement with Tay granting us a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s Oral BETi Compounds in all fields. We have the sole responsibility for development, regulatory, marketing and commercialization activities to be conducted for the licensed products at our sole cost and discretion, and shall use commercially reasonable efforts to develop and, if approved, commercialize such products. We may sublicense our rights to a third party without Tay’s consent. Pursuant to the VYN202 License Agreement, a joint development committee consisting of one representative from each party reviews the progress of the development plan for the licensed products.

We made a cash payment of $3.75 million, after deducting the $250,000 fee paid to extend the Option Term in February 2023, to Tay in connection with entering into the VYN202 License Agreement. This payment was recorded as a research and development expense in the period paid. Pursuant to the terms of the VYN202 License Agreement, we agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the VYN202 License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
Components of Results of Operations
Revenues
Historically, we have generated revenues under development and license agreements, including royalty payments from sales of Finacea foam. We previously licensed the rights to Finacea to LEO Pharma A/S ("LEO Pharma"). This license was not part of the sale of our commercial business to Journey. Royalty revenues for the years ended December 31, 2023 and 2022 were $0.4 million and $0.5 million, respectively, from LEO Pharma in connection with sales of Finacea.
Operating Expenses
Research and development expenses
Our research and development expenses relate primarily to the development of VYN201 and VYN202, as well as FMX114, a product candidate which we are no longer actively developing. We charge all research and development expenses to operations as they are incurred.
Our total research and development expenses for the years ended December 31, 2023 and 2022 were $16.3 million and $18.4 million, respectively.
Research and development expenses consist primarily of:
•employee-related expenses, including salaries, benefits and related expenses, including share-based compensation expenses, for research and development personnel;

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
General and administrative expenses
Our general and administrative expenses for the years ended December 31, 2023 and 2022 were $13.4 million and $16.4 million, respectively.
Our general and administrative expenses consist principally of:
•employee-related expenses, including salaries, benefits and related expenses, including share-based compensation expenses;
•legal and professional fees for auditors and other consulting expenses; and
•facility, information technology and depreciation expenses.
Other Income, net
Other income, net primarily consists of interest earned on our cash and cash equivalents and marketable securities as well as foreign exchange rate gains and losses.
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2023, we had federal and state net operating loss carryforwards of $331.1 million and $41.7 million, respectively, of which $44.3 million will begin to expire in 2031 for federal and $21.3 million will begin to expire in 2040 for state purposes. As of December 31, 2023, we had federal research and development tax credit carryforwards of $6.9 million which will begin to expire in 2031. We have no state research and development tax credit carryforwards. As of December 31, 2023, we had $307.2 million in federal and state NOLs with no limited period of use.
NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. State NOLs and tax credit carryforwards may be subject to similar limitations under state laws. We have not completed a 382 study through December 31, 2023, however, we may have experienced ownership changes in the past, including in connection with the 2020 merger between Menlo Therapeutics (our predecessor company) and Foamix Pharmaceuticals Ltd. Our private placement transaction in November 2023 also likely resulted in an ownership change for purposes of Section 382. We may experience ownership changes in the future as a result of the subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use the NOL and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

Results of Operations for the Years Ended December 31, 2023 and December 31, 2022

	Year Ended December 31,		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2023	2022	$	%
Revenues
Royalty revenues	$424	$477	$(53)	(11.1)%
Total revenues	424	$477	(53)	(11.1)%

Operating Expenses
Research and development	16,307	18,385	(2,078)	(11.3)%
General and administrative	13,375	16,387	(3,012)	(18.4)%
Total operating expenses	29,682	34,772	(5,090)	(14.6)%
Operating loss	(29,258)	(34,295)	(5,037)	(14.7)%
Other income, net	1,386	363	1,023	281.8%
Loss from continuing operations before income taxes	(27,872)	(33,932)	(6,060)	(17.9)%
Income tax expense	—	13	(13)	*
Loss from continuing operations	(27,872)	(33,945)	(6,073)	(17.9)%
Income (loss) from discontinued operations, net of income taxes	(580)	10,735	(11,315)	(105.4)%
Net loss	(28,452)	(23,210)	5,242	22.6%

*percentage not meaningful
Revenues
Revenues totaled $0.4 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively, consisting of royalty revenue from our royalty agreement with LEO Pharma.
Research and development expenses
Our research and development expenses for the year ended December 31, 2023 were $16.3 million, representing a decrease of $2.1 million, or 11.3%, compared to $18.4 million for the year ended December 31, 2022. The decrease was primarily due to lower employee-related expenses of $3.8 million and decreased spending for FMX114 and VYN201 of $2.7 million and $2.2 million, respectively. The decrease was partially offset by increased expenses for VYN202 of $6.7 million, including $4.0 million paid in connection with entering into the VYN202 License Agreement.
General and administrative expenses
Our general and administrative expenses for the year ended December 31, 2023 were $13.4 million, representing a decrease of $3.0 million, or 18.4%, compared to $16.4 million for the year ended December 31, 2022. The decrease was primarily driven by lower rent and corporate insurance costs of $1.6 million and decreased consulting and professional fees of $1.1 million.
Other Income, net
Other income, net for the years ended December 31, 2023 and December 31, 2022 was $1.4 million and $0.4 million, respectively, primarily related to interest income earned on cash, cash equivalents and marketable securities.
Income (loss) from discontinued operations, net of income taxes
Due to the sale of the MST Franchise during the first quarter of 2022, in accordance with ASC 205, Discontinued Operations, we have classified the results of the MST Franchise as discontinued operations in our consolidated statements of operations for all periods presented. See "Note 4, Discontinued Operations" in the consolidated financial statements.

Liquidity and Capital Resources
As of December 31, 2023, we had cash, cash equivalents, restricted cash and marketable securities of $93.3 million and an accumulated deficit of $691.3 million. We had no outstanding debt as of December 31, 2023. For the year ended December 31, 2023, we incurred a net loss of $28.5 million and used $25.3 million of cash in operations. The net loss was comprised of a $27.9 million loss from continuing operations and a $0.6 million loss from discontinued operations. We have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our product candidates, if approved, are commercially successful, if at all. We will not generate any revenue from any current or future product candidates unless and until we obtain regulatory approval and commercialize such products.
On October 27, 2023, we entered into a securities purchase agreement with certain institutional and other accredited investors (collectively, the “Purchasers”), pursuant to which we agreed to sell and issue to the Purchasers in a private placement transaction (the “Private Placement”) (i) 10,652,543 shares of our common stock and (ii) with respect to certain Purchasers, pre-funded warrants to purchase 28,614,437 shares of common stock in lieu of shares (the “Pre-Funded Warrants”). The purchase price per share of common stock was $2.245 per share (the “Stock Purchase Price”) and the purchase price for the Pre-Funded Warrants was the Stock Purchase Price minus $0.0001 per Pre-Funded Warrant. On November 1, 2023, we received gross proceeds of $88.2 million from the Private Placement, before deducting fees to the placement agent and offering expenses payable by us. Net proceeds, after deducting those fees and expenses, were $82.7 million.
If our available cash, cash equivalents, restricted cash and marketable securities are insufficient to satisfy our liquidity requirements, we may need to raise additional capital to fund our operations. No assurance can be given as to whether additional needed financing will be available on terms acceptable to us, if at all. If sufficient funds on acceptable terms are not available when needed, we may be required to suspend or forego certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, would adversely impact our ability to achieve our intended business objectives and have an adverse effect on our results of operations and future prospects.
We believe our existing cash, cash equivalents, restricted cash and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period of at least 12 months from the date of issuance of the audited consolidated financial statements included in this Annual Report on Form 10-K.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net cash (used in) / provided by:	(in thousands)
Operating activities	$(25,341)	$(29,200)
Investing activities	(57,354)	15,667
Financing activities	82,394	1,653
Net cash used in operating activities
During the year ended December 31, 2023, net cash used in operating activities was $25.3 million and primarily reflected our net loss of $28.5 million adjusted for non-cash items of $3.1 million primarily related to stock-based compensation expense. The remainder of the cash used in operations was driven by net changes in assets and liabilities.
During the year ended December 31, 2022, net cash used in operating activities was $29.2 million and primarily reflected our net loss of $23.2 million adjusted for the gain on the sale of the MST Franchise of $12.9 million and non-cash items of $4.7 million related to stock-based compensation expense, depreciation and loss from sale and disposal of property and fixed assets. The remainder of the cash used in operations was driven by net decrease in assets and liabilities.
Net cash provided by investing activities
During the year ended December 31, 2023, net cash used in investing activities was driven by the purchase of marketable securities of $62.4 million following the receipt of proceeds from the Private Placement, partially offset by the receipt of the deferred payment from Journey in January 2023 of $5.0 million in connection with the sale of the MST Franchise.

During the year ended December 31, 2022, net cash provided by investing activities was $15.7 million and was primarily the result of net proceeds from the disposition of the MST Franchise.
Net cash provided by financing activities
During the year ended December 31, 2023, net cash provided by financing activities was $82.4 million and consisted primarily of net proceeds of $82.7 million from the Private Placement and $0.2 million of proceeds received from sales of common stock under our at-the-market equity offering program, partially offset by $0.4 million paid for the redemption of previously outstanding convertible preferred stock.
During the year ended December 31, 2022, net cash provided by financing activities was $1.7 million and was primarily attributable to the issuance of common stock under our at-the-market equity offering program and the issuance of the convertible preferred stock that was subsequently redeemed.
Cash and Funding Sources
Our sources of funding in the year ended December 31, 2023 totaled $87.8 million and consisted primarily of $82.7 million in net proceeds from the Private Placement, $5.0 million in proceeds from the deferred payment from the sale of the MST Franchise and $0.2 million in net proceeds from the issuance of common stock pursuant to our at-the-market offering program.
Our sources of funding in the year ended December 31, 2022 totaled $17.3 million and consisted primarily of $15.7 million in net proceeds from the sale of the MST Franchise and $1.5 million in net proceeds from the issuance of common stock pursuant to our at-the-market offering program.
We have no ongoing material financial commitments (such as lines of credit) that may affect our liquidity over the next five years.
Contractual Obligations
Lease Commitments:
In November 2022, we transitioned to a smaller corporate headquarters and signed a Sublease Agreement (the “Sublease”) to sublease approximately 5,755 square feet of office space (the “Leased Premises”) in Bridgewater, New Jersey through September 30, 2023. We signed a Lease Agreement (the “Master Lease”) to lease the Leased Premises following the termination of the Sublease through September 30, 2025. We have aggregate operating lease obligations of $0.2 million through that date.
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
Funding Requirements
Our present and future funding requirements will depend on a number of factors, including the following:
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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements.

Cybersecurity
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including "If our information technology systems or those third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.”

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
While our significant accounting policies are more fully described in Note 2, “Significant Accounting Policies,” to the consolidated financial statements included in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to assist stockholders and investors reading the consolidated financial statements in fully understanding and evaluating our financial condition and results of operations. These policies relate to significant areas involving management’s judgments and estimates and that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Revenue Recognition
We record revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). For collaboration agreements under ASC 606 we identify the contract, we identify the performance obligations, determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when (or as) the performance obligation is satisfied.
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
Our customers were a limited number of national and select regional wholesalers (the “distributors”) and certain independent and specialty pharmacies (together, the “customers”). Net product revenue was typically recognized when customers obtained control of our products, which occurred at a point in time, typically upon delivery of product to the customers. Product revenue was recorded net of distribution fees, trade discounts, allowances, rebates, copay program coupons, chargebacks, estimated returns and other incentives. These deductions represented estimates of the related obligations and, as such, knowledge and judgment were required when estimating the impact of these revenue deductions on gross sales for a reporting period. Consistent with industry practice, customers were generally allowed to return products within a specified period of time before and after its expiration date. We estimated the amount of product that would be returned and deducted these estimated amounts from gross revenue at the time the revenue was recognized. The information utilized to estimate the returns provision included: (i) actual return history (ii) historical return industry information regarding rates for comparable pharmaceutical products and product portfolios, (iii) external data with respect to inventory levels in the wholesale distribution channel, (iv) external data with respect to prescription demand for products and (v) remaining shelf lives of products at the date of sale.
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

Due to the sale of the MST Franchise during the first quarter of 2022, in accordance with ASC 205, Discontinued Operations, we have classified the results of the MST Franchise as discontinued operations in our consolidated statements of operations and cash flows for all periods presented, see Note 4, Discontinued Operations in the consolidated financial statements. All disposed assets and liabilities associated with our MST Franchise were therefore classified as assets and liabilities of discontinued operations in our consolidated balance sheets for the periods presented. All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted.
Recently Issued Accounting Pronouncements
Certain recently issued accounting pronouncements are discussed in Note 2, “Significant Accounting Policies,” to the consolidated financial statements included in this Annual Report on Form 10-K.
ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide quantitative or qualitative disclosures about market risk.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VYNE THERAPEUTICS INC.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of VYNE Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VYNE Therapeutics Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in mezzanine equity and shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2022.

Tewksbury, Massachusetts
March 1, 2024

F - 2

VYNE THERAPEUTICS INC.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	December 31
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$30,620	$30,908
Restricted cash	54	67
Investment in marketable securities (Note 6)	62,633	—
Amount due from sale of MST Franchise	—	5,000
Prepaid and other current assets	2,656	2,300
Total Current Assets	95,963	38,275
Non-current Assets:
Operating lease right of use assets (Note 9)	207	—
Non-current prepaid expenses and other assets	1,515	2,483
Total Non-current Assets	1,722	2,483

Total Assets	$97,685	$40,758

Liabilities, Mezzanine Equity and Shareholders’ Equity

Current Liabilities:
Trade payables	$1,659	$2,386
Accrued expenses (Note 8)	4,119	4,381
Employee-related obligations	1,645	2,372
Liability for employee severance benefits	—	206
Operating lease liabilities (Note 9)	115	—
Total Current Liabilities	7,538	9,345

Long-term Liabilities:
Non-current operating lease liabilities (Note 9)	99	—
Other liabilities	1,313	—
Total Long-term Liabilities	1,412	—
Total Liabilities	8,950	9,345

Commitments and Contingencies (Note 11)

Mezzanine Equity:
Convertible Preferred Stock: $0.0001 par value; 20,000,000 shares authorized at December 31, 2023 and December 31, 2022; Series A Preferred Stock: 0 and 3,000 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively (Note 12)	—	211

Shareholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; no shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized at December 31, 2023 and December 31, 2022; 14,098,888 and 3,229,704 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1	—
Additional paid-in capital	780,044	693,937
Accumulated other comprehensive income	26	—
Accumulated deficit	(691,336)	(662,735)
Total Shareholders' Equity	88,735	31,202
Total Liabilities, Mezzanine Equity and Shareholders’ Equity	$97,685	$40,758

The accompanying notes are an integral part of these consolidated financial statements.

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(U.S. dollars in thousands, except per share data)

	Year ended December 31,
	2023	2022
Revenues
Royalty revenues	$424	$477
Total Revenues	424	477

Operating Expenses:
Research and development	16,307	18,385
General and administrative	13,375	16,387
Total Operating Expenses	29,682	34,772
Operating Loss	(29,258)	(34,295)
Other income, net	1,386	363
Loss from continuing operations before income taxes	(27,872)	(33,932)
Income tax expense	—	13
Loss from continuing operations	(27,872)	(33,945)
(Loss) income from discontinued operations, net of income taxes	(580)	10,735
Net Loss	$(28,452)	$(23,210)

Loss per share from continuing operations, basic and diluted	$(2.72)	$(10.65)
(Loss) income per share from discontinued operations, basic and diluted	$(0.06)	$3.37
Loss per share basic and diluted	$(2.78)	$(7.28)

Weighted average shares outstanding - basic and diluted	10,273	3,186

Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $0	26	—
Total other comprehensive income	26	—
Comprehensive loss	$(28,426)	$(23,210)
The accompanying notes are an integral part of these consolidated financial statements.

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
(U.S. dollars in thousands)

	Mezzanine Equity (Convertible Preferred Stock)		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Shareholders' Equity
	Number of shares	Amounts	Number of shares	Amounts	Amounts
BALANCE AT DECEMBER 31, 2021	—	$—	2,976,541	$5	$688,156	$—	$(639,525)	$48,636
CHANGES DURING 2022:
Reclassification due to reverse stock split	—	—	—	(5)	5		—	—
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee share purchase plan	—	—	16,749	—	9	—	—	9
Stock-based compensation	—	—	—	—	4,297	—	—	4,297
Issuance of equity line of credit commitment shares in March 2022	—	—	92,644	—	—	—	—	—
Issuance of common stock in at-the-market offering, net of $135 in issuance costs	—	—	143,770	—	1,470	—	—	1,470
Issuance of convertible preferred stock, net of $89 in issuance costs	3,000	211	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(23,210)	(23,210)
BALANCE AT DECEMBER 31, 2022	3,000	$211	3,229,704	$—	$693,937	$—	$(662,735)	$31,202
CHANGES DURING 2023:
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee share purchase plan	—	—	50,214	—	(18)	—	—	(18)
Stock-based compensation	—	—	—	—	3,305	—	—	3,305
Redemption of convertible preferred stock	(3,000)	(211)	—	—	—		(149)	(149)
Issuance of common stock in at-the-market offering, net of $5 in issuance costs	—	—	34,589	—	156	—	—	156
Issuance of common stock and pre-funded warrants in Private Placement, net of $5,486 in issuance costs	—	—	10,652,543	1	82,664	—	—	82,665
Cashless exercise of pre-funded warrants	—	—	131,838	—	—	—	—	—
Unrealized gains from marketable securities	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—		(28,452)	(28,452)
BALANCE AT DECEMBER 31, 2023	—	$—	14,098,888	$1	$780,044	$26	$(691,336)	$88,735
The accompanying notes are an integral part of these consolidated financial statements

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(28,452)	$(23,210)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	—	72
Stock-based compensation	3,305	4,297
Loss from sale and disposal of fixed assets	—	282
Gain on the sale of the MST Franchise	—	(12,918)
Amortization of premium or discount on marketable securities	(255)	—
Unrealized gains on cash equivalents	1	—
Changes in operating assets and liabilities:
Decrease in inventory	—	97
Decrease in trade receivables, prepaid and other current assets and operating lease right of use asset	405	11,210
Decrease in trade payables, accrued expenses, employee related obligations, liability for employee severance benefits and other long-term liabilities	(559)	(8,681)
Increase (decrease) in operating lease liabilities	214	(349)
Net cash used in operating activities	(25,341)	(29,200)
Cash Flows From Investing Activities:
Proceeds from the sale of the MST Franchise	5,000	15,667
Purchases of marketable securities	(62,354)	—
Net cash (used in) provided by investing activities	(57,354)	15,667
Cash Flows From Financing Activities:
Proceeds related to the issuance of common shares and pre-funded warrants through private placement, net of issuance costs	82,665	—
Proceeds related to the issuance of common shares through at-the-market offerings, net of issuance costs	156	1,470
(Redemption) proceeds of convertible preferred stock	(360)	211
Withholdings from exercise of options and issuance of shares for stock-based compensation arrangements, net	(67)	(28)
Net cash provided by financing activities	82,394	1,653
Decrease in cash, cash equivalents and restricted cash	(301)	(11,880)
Cash, cash equivalents and restricted cash at beginning of the year	30,975	42,855
Cash, cash equivalents and restricted cash at end of the year	$30,674	$30,975

Cash and cash equivalents	30,620	30,908
Restricted cash	54	67
Total cash, cash equivalents and restricted cash	$30,674	$30,975

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31,
	2023	2022
Supplementary information on investing and financing activities not involving cash flows:
Accretion of preferred stock	$149	$—
Issuance of shares under employee share purchase plan	$48	$37
Cashless exercise of warrants	$132	$—
Amount due from sale of MST Franchise	$—	$5,000
Additions to operating lease right of use assets	$207	$—
Additions to operating lease liabilities	$214	$—

Supplemental disclosure of cash flow information:
Interest received	$1,139	$446

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

In August 2021, the Company entered into a transaction with Tay Therapeutics Ltd., formerly known as In4Derm Limited "Tay"), providing the Company with exclusive worldwide rights to research, develop and commercialize products containing bromodomain and extra-terminal domain (“BET”) inhibitors for the treatment of any disease, disorder or condition in humans. Through its access to this library of new chemical BET inhibitor compounds, the Company plans to develop product candidates for a diverse set of indications. Based on data generated to date, the Company has chosen to focus its initial efforts for this platform on select therapeutic areas in immuno-inflammatory disease.

The Company's lead program is VYN201, a locally administered pan-bromodomain ("BD") BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. In preclinical testing, VYN201 produced consistent reductions in pro-inflammatory and disease-related biomarkers and improvements in disease severity across a variety of inflammatory and fibrotic models.

The Company's second program is VYN202, an oral small molecule BD2-selective BET inhibitor. VYN202 has been designed to achieve potential class-leading selectivity (BD2 vs. BD1), maximum potency versus BD2 and optimal oral bioavailability. By maximizing BD2 selectivity, the Company believes VYN202 has the potential to be a more conveniently-administered non-biologic treatment option for both acute control and chronic management of immuno-inflammatory indications, where the damaging effects of unrestricted inflammatory signaling activity are common.

The Company intends to advance its product candidates through clinical development toward regulatory approval. As part of its strategy to maximize the value of its pipeline, the Company may partner with larger pharmaceutical companies to expand and accelerate the development of its programs and explore therapeutic areas outside of its core focus in immunology.

For additional information regarding the sale of the Company's legacy commercial business (the "MST Franchise") to Journey Medical Corporation in January 2022 and the Company's licensing arrangements with Tay, see "—Note 3 - Strategic Agreements."

The Company is a Delaware corporation, has its principal executive offices in Bridgewater, New Jersey and operates as one business segment.
Reverse stock split and recasting of per-share amounts
On February 8, 2023, the Company's board of directors approved a 1-for-18 reverse stock split of its outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:01 p.m. Eastern time. At the effective time, every 18 issued and outstanding shares of the Company's common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and in lieu thereof, each stockholder holding fractional shares was entitled to receive a cash payment (without interest or deduction) in an amount equal to such stockholder’s respective pro rata share of the total net proceeds from the Company’s transfer agent's sale of all fractional shares at the then-prevailing prices on the open market. A proportionate adjustment was also made to the maximum number of shares issuable under the Company’s 2019 Equity Incentive Plan, 2018 Omnibus Incentive Plan and 2019 Employee Share Purchase Plan. The number of authorized shares of the Company's common stock and the par value of each share of common stock remained unchanged.
Unless noted, all common shares and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect the 1-for-18 reverse stock split.
Securities Purchase Agreement
On October 27, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional and other accredited investors (collectively, the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement transaction (the “Private Placement”) (i) 10,652,543 shares of the Company’s common stock and (ii) with respect to certain Purchasers, pre-funded warrants to purchase 28,614,437 shares of common stock in lieu of shares (the “Pre-Funded Warrants”). The purchase price per share of common stock was $2.245 per share (the “Stock Purchase Price”) and the purchase price for the Pre-Funded Warrants was the Stock Purchase Price minus $0.0001 per Pre-Funded Warrant. On November 1, 2023, the Company received gross proceeds of $88.2 million from the Private Placement. This transaction resulted in $5.5 million of issuance costs and net proceeds of $82.7 million as of December 31, 2023.
Liquidity and Capital Resources
As of December 31, 2023, the Company had cash, cash equivalents, restricted cash and marketable securities of $93.3 million and an accumulated deficit of $691.3 million. For the year ended December 31, 2023, the Company incurred a net loss of $28.5 million and used $25.3 million of cash in operations. The net loss was comprised of a $27.9 million loss from continuing operations and a $0.6 million of loss from discontinued operations. The Company had no outstanding debt as of December 31, 2023. Other than in connection with its legacy commercial business, the Company has funded its operations primarily through private and public placements of its equity, debt and warrants and through fees, cost reimbursements and payments received from its licensees. The Company has incurred losses and experienced negative operating cash flows since its inception and anticipates that it will continue to incur losses until such a time when its product candidates, if approved, are commercially successful, if at all. The Company will not generate any revenue from any current or future product candidates unless and until it obtains regulatory approval and commercializes such products.
If the Company's available cash, cash equivalents, restricted cash and marketable securities are insufficient to satisfy its liquidity requirements, the Company may need to raise additional capital to fund its operations. No assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, the Company may be required to suspend or forego certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, would adversely impact the Company’s ability to achieve its intended business objectives and have an adverse effect on its results of operations and future prospects. The amount of proceeds the Company may be able to raise pursuant to its shelf registration statement on Form S-3 is limited. As of the filing of this Annual Report on Form 10-K, the Company is subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these rules, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of the Company's common stock held by its non-affiliates. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling shares of common stock using its Form S-3 until such time as the Company's public float exceeds $75.0 million.
In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its audited consolidated financial statements are issued. As of the report date, the Company believes its existing cash, cash equivalents, restricted cash and marketable securities are sufficient to fund its operating and capital expenditure requirements for a period of at least 12 months from the date of issuance of these audited consolidated financial statements.
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
c.Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant items subject to such estimates and assumptions include product returns and research and development accruals. Actual results could differ from the Company’s estimates.
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
e.Cash and cash equivalents
The Company considers as cash equivalents all short-term, highly liquid investments, which include short-term bank deposits, treasury bills and money market funds with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.
f.Restricted Cash
As of December 31, 2023 and 2022, the Company had restricted cash of $0.1 million representing bank guarantees.
g.Marketable securities
Marketable securities with original maturities of greater than three months and remaining maturities of less than one year from the balance sheet date are classified as short-term. Marketable securities with remaining maturities of greater than one year from the balance sheet date are classified as long-term.

The Company classifies all marketable securities as available-for-sale debt securities. The Company’s marketable securities are measured and reported at fair value using either quoted prices in active markets for identical securities or quoted prices in markets that are not active for identical or similar securities. Unrealized gains and losses are reported as a separate component of shareholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses, if any, are included in other income, net within the consolidated statement of operations and comprehensive loss.
h.Property and equipment
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
i.Impairment of long-lived assets
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
j.Credit losses

An allowance is maintained for potential credit losses in accordance with accounting standards update ("ASU") No. 2016-13. The Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and credit losses. Credit losses were not material for the years ended December 31, 2023 and 2022.
k.Leases

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
l.Contingencies
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
m.Share-based compensation
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

n.Revenue recognition
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
As a result of the disposition of the MST Franchise in January 2022, the Company no longer has any revenue generating products; however, it still may receive royalty revenues from the sale of specified products (see Note 4, Discontinued Operations).
Royalty Revenues and Collaboration Agreements
The Company is entitled to royalty payments with respect to sales of a product developed by a customer in collaboration with the Company. This product was not part of the MST Franchise that was sold in January 2022. Royalties are recognized as revenue when the product is sold by the customer. Revenues in the amount of $0.4 million and $0.5 million were recorded during the year ended December 31, 2023 and 2022, respectively.
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

Product sales
The Company’s customers were a limited number of national and select regional wholesalers (the “distributors”) and certain independent and specialty pharmacies (together, the “customers”). These distributors would subsequently resell the product, primarily to retail pharmacies that dispense the product to patients. Net product revenue was typically recognized when customers obtained control of the Company’s products, which occurred at a point in time, typically upon delivery of product to the customers. The Company evaluated the creditworthiness of its customers to determine whether it was probable that a significant reversal in the amount of the cumulative revenue recognized will not occur. The Company did not assess whether a contract had a significant financing component if the expectation was such that the period between the transfer of the promised goods to the customer and the receipt of payment would be less than one year. Standard credit terms did not exceed 75 days. The Company expensed incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. Shipping and handling costs related to the Company’s product sales were included in selling, general and administrative expenses.
Product revenue was recorded net of distribution fees, trade discounts, allowances, rebates, copay program coupons, chargebacks, estimated returns and other incentives. These reserves were classified as either reductions of accounts receivable or as current liabilities. The estimates of reserves established for variable consideration reflect contractual and statutory requirements, known market events and trends, industry data and forecasted customer mix. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, was subject to constraint and was included in the net product revenues only to the extent that it was probable that a significant reversal of the amount of the cumulative revenues recognized would not occur in a future period.
Product Sales Provisions

Provisions for distribution fees, trade discounts and chargebacks are reflected as a reduction to trade receivables, net on the consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the consolidated balance sheet. The revenue reserve accrual was $2.3 million and $2.7 million as of December 31, 2023 and December 31, 2022, respectively. Under the terms of the Asset Purchase Agreement, the Company retained and is responsible for historical liabilities of the commercial business operations based on events occurring prior to the sale other than those liabilities expressly assumed by Journey.

Distribution Fees and Trade Discounts and Allowances
The Company paid fees for distribution services and for certain data that distributors provided to the Company and generally provided discounts on sales to its distributors for prompt payment. These fees and discounts were contractual in nature and the Company expected its distributors to earn these fees and discounts, and accordingly deducted the full amount of these fees and discounts from its gross product revenues at the time such revenues were recognized.

Rebates, Chargebacks and Other Discounts
Product sales made under managed-care and governmental pricing programs in the United States were subject to rebates. Managed Care rebates related to contractual agreements to sell products to managed care organizations and pharmacy benefit managers at contractual rebate percentages in exchange for volume and/or market share. Chargebacks related to contractual agreements to sell products to government agencies and other indirect customers at contractual prices that are lower than the list prices the Company charges wholesalers. When these government agencies or other indirect customers purchased products through wholesalers at these reduced prices, the wholesaler charged the Company for the difference between the prices they paid the Company and the prices at which they sold the products to the indirect customers. The Company estimated the rebates and chargebacks it expected to be obligated to provide and deducted these estimated amounts from its gross product revenue at the time the revenue was recognized. The Company's estimates were based upon (i) the Company's contracts, (ii) estimates regarding the payor mix based on third-party data and utilization, (iii) inventory held by distributors and (iv) estimates of inventory held at the retail channel. Other discounts included the Company’s co-pay assistance coupon programs for commercially-insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expected to pay associated with product that had been recognized as revenue.

Product Returns
Consistent with industry practice, customers were generally allowed to return products within a specified period of time before and after its expiration date. The Company estimated the amount of product that would be returned and deducted these estimated amounts from its gross revenue at the time the revenue was recognized. The information utilized to estimate the returns provision included: (i) actual return history (ii) historical return industry information regarding rates for comparable pharmaceutical products and product portfolios, (iii) external data with respect to inventory levels in the wholesale distribution channel, (iv) external data with respect to prescription demand for products and (v) remaining shelf lives of products at the date of sale.
Contract Assets and Contract Liabilities

The Company did not have any contract assets (unbilled receivables) related to product sales as of December 31, 2023 or 2022, as customer invoicing generally occured before or at the time of revenue recognition. The Company did not have any contract assets (unbilled receivables) related to its license revenues as of December 31, 2023 or 2022.

The Company did not have any contract liabilities as of December 31, 2023 or 2022, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
o.Collaboration arrangements
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
p.Research and development costs
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
q.Fair value measurement
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
r.Income taxes:

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
s.Net loss per share
Net loss per share, basic and diluted, is computed on the basis of the net loss from continuing operations for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common stock and of common stock equivalents outstanding when dilutive.
The following stock options, restricted stock units (“RSUs”) and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (data presented as numbers of shares):

	Year ended December 31,
	2023	2022
Outstanding stock options and RSUs	1,205,516	313,403
Warrants	27,509	27,509
t.Discontinued Operations
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
Due to the sale of the MST Franchise during the first quarter of 2022, in accordance with ASC 205, the Company has classified the results of the MST Franchise as discontinued operations in its consolidated statements of operations and cash flows for all periods presented (see Note 4, Discontinued Operations). All disposed assets and liabilities associated with the MST Franchise were therefore classified as assets and liabilities of discontinued operations in the Company's consolidated balance sheets for the periods presented. All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted.

u.Concentration of credit risks
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, restricted cash, marketable securities and accounts receivables. The Company deposits cash and cash equivalents with highly rated financial institutions and, as a matter of policy, limits the amounts of credit exposure to any single financial institution. In addition, all marketable securities carry a high credit rating or are government insured. The Company has not experienced any material credit losses in these accounts and does not believe it is exposed to significant credit risk on these instruments.
Existing royalty receivables relate to one customer, but do not present a credit risk due to immaterial nature. Restricted cash as of December 31, 2023 was $0.1 million which does not present a credit risk due to its immaterial nature.
v.Employee Retention Tax Credit
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing numerous tax provisions and other stimulus measures, including employee retention tax credits (“ERTC”). The ERTC was a refundable tax credit against certain employment taxes for qualifying businesses retaining employees on their payroll during the COVID-19 pandemic and allowed eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they paid to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. During 2022, the Company filed returns with the Internal Revenue Service (IRS) and claimed credits totaling $1.3 million. During the first quarter of 2023, the Company received the full $1.3 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company has accounted for the ERTC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The ERTC filings remain open to examination by the IRS until April 2025, and as such the Company has recorded the $1.3 million received within other liabilities on the consolidated balance sheet as of December 31, 2023 until such a time that the Company has reasonable assurance that the conditions associated with the grants have been met.
w.Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income, net in the statements of operations. As of December 31, 2023 all of the Company's outstanding warrants were equity-classified warrants.
x.Newly issued and recently adopted accounting pronouncements:
Recent Accounting Guidance Issued:
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), which requires companies to measure credit losses of financial instruments, including customer accounts receivable and marketable securities, utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional Accounting Standard Updates to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. As a smaller reporting company, the Company adopted ASU 2016-13 effective January 1, 2023, and there was no material impact on the consolidated financial statements upon adoption.
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (ASU 2020-04), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 was optional through December 31, 2022.
In December 2022, the FASB issued Accounting Standards Update No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" (ASU 2022-06), which provides extension of the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The Company is currently evaluating the impact of ASU 2020-04 and ASU 2022-06 on its consolidated financial statements. Currently, the Company does not expect the adoption of the new standard to have a material impact to the consolidated financial statements.
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
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)—Improvements to Income Tax Disclosures" ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. Public business entities are required to adopt this standard for annual fiscal periods beginning after December 31, 2024 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.
NOTE 3 - STRATEGIC AGREEMENTS
Agreements with Tay Therapeutics
Evaluation and Option Agreement
In April 2021, the Company entered into an Evaluation and Option Agreement (the “Option Agreement”) with Tay. Pursuant to the Option Agreement, Tay granted the Company an exclusive option to obtain certain exclusive worldwide rights to research, develop and commercialize products containing Tay’s BET inhibitor compounds for the treatment of any disease, disorder or condition in humans. Pursuant to the Option Agreement, the Company agreed to use commercially reasonable efforts to stabilize, develop and manufacture a product with a pan-BD BET inhibitor as its active ingredient and Tay agreed to provide a mutually agreed data package and select new chemical entity development candidate from its highly selective BET inhibitor compounds (the "Oral BETi Compounds"). The Company paid a $1.0 million non-refundable cash payment to Tay upon execution of the Option Agreement, 50% of which was to be used by Tay in the development of the Oral BETi Compounds.
Under the terms of the Option Agreement, the Company's option (the "Oral Option") with respect to the Oral BETi Compounds was to expire on June 30, 2022 (the "Option Term"), but in June 2022, the Company and Tay entered into a Letter Agreement (the “Letter Agreement”) to extend the Option Term to February 28, 2023. Pursuant to the terms of the Letter Agreement, the Company paid Tay $386,366 (£300,000) on June 28, 2022 to extend the Option Term. In addition, on August 29, 2022, the Company made a second payment to Tay of $997,407 (£850,000) pursuant to the terms of the Letter Agreement following the discovery of potential Oral BETi Compounds for further development. Both payments were recorded as research and development expense. On February 27, 2023, the parties entered into an additional Letter Agreement (the "Second Letter
Agreement") pursuant to which the Option Term was extended to April 30, 2023. As consideration for the extension of the Option Term, the Company paid Tay $250,000 upon the execution of the Second Letter Agreement. Per the terms of the Second Letter Agreement, this fee was deducted from the upfront fee paid by the Company to Tay following the Company's exercise of the Oral Option, as described below.

License for Locally Administered Pan-BD BET Inhibitor Program (VYN201)

On August 6, 2021, the Company exercised its option with respect to the VYN201 program and, on August 9, 2021, the parties entered into a License Agreement (the “VYN201 License Agreement”) granting the Company a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s pan-BD BET inhibitor compounds in all fields. The Company has the sole responsibility for development, regulatory, marketing and commercialization activities to be conducted for the licensed products at its sole cost and discretion. The Company is required to use commercially reasonable efforts to develop and, if approved, commercialize such products. Pursuant to the VYN201 License Agreement, a joint development committee consisting of one representative from each party reviews the progress of the development plan for the licensed products. Pursuant to the VYN201 License Agreement, the Company may develop a product that contains or incorporates a specific BET inhibitor, whether alone or in combination with other active ingredients, in any form, formulation, presentation, or dosage, and for any mode of administration.

The Company made a $0.5 million cash payment to Tay in connection with entering into the VYN201 License Agreement. Pursuant to the VYN201 License Agreement, the Company has agreed to make cash payments to Tay upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States of up to $15.75 million for all indications. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products the Company commercializes under the VYN201 License Agreement, the Company will pay tiered royalties to Tay on net sales of such licensed products by the Company, its affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. The Company is obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

License for Selective BET Inhibitor Program (VYN202)

On April 28, 2023, the Company exercised the Oral Option and entered into a license agreement (the "VYN202 License Agreement") with Tay granting the Company a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s Oral BETi Compounds in all fields. The Company has the sole responsibility for development, regulatory, marketing and commercialization activities to be conducted for the licensed products at the sole cost and discretion of the Company, and shall use commercially reasonable efforts to develop and, if approved, commercialize such products. VYNE may sublicense its rights to a third party without Tay’s consent. Pursuant to the License Agreement, a joint development committee consisting of one representative from each party reviews the progress of the development plan for the licensed products.

The Company made a cash payment of $3.75 million, after deducting the $250,000 paid in February 2023, to Tay in connection with entering into the VYN202 License Agreement. This payment was recorded as a research and development expense in the period paid. Pursuant to the terms of the VYN202 License Agreement, the Company agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products the Company commercializes under the VYN202 License Agreement, the Company will pay tiered royalties to Tay on net sales of such licensed products by the Company, its affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. The Company is obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
Sale of the MST Franchise

On January 12, 2022, VYNE entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Journey Medical Corporation (“Journey”) pursuant to which the Company sold its Molecule Stabilizing Technology franchise, including AMZEEQ, ZILXI, and FCD105 (referred to collectively as the “MST Franchise”), to Journey. The assets included certain contracts, including the license agreement with Cutia Therapeutics (HK) Limited (“Cutia”), inventory and intellectual property related to the MST Franchise (together, the “Assets”). Pursuant to the Agreement, Journey assumed certain liabilities of the MST Franchise. There were no current or long-term liabilities recorded by the Company which were transferred to Journey.

Pursuant to the Purchase Agreement, the Company received an upfront payment of $20.0 million at the closing of the sale of the MST franchise and received an additional $5.0 million deferred payment in January 2023. The Company is also eligible to receive sales milestone payments of up to $450.0 million in the aggregate upon the achievement of specified levels of net sales on a product-by-product basis, beginning with annual net sales exceeding $100.0 million (with products covered in three categories (1) AMZEEQ (and certain modifications), (2) ZILXI (and certain modifications), and (3) FCD105 (and other products covered by the patents being transferred, including certain modifications). In addition, the Company is entitled to receive certain payments from any licensing or sublicensing of the assets by Journey outside of the United States.
NOTE 4 – DISCONTINUED OPERATIONS
The Company determined that the sale of the MST Franchise represented a strategic shift that had a major effect on the business and therefore the MST Franchise met the criteria for classification as discontinued operations. Accordingly the MST Franchise is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. The Company recognized a gain on the sale of the MST Franchise upon closing. The negative product sales for the years ended December 31, 2023 and 2022 were primarily attributable to a change in the product returns provision following the sale of the MST Franchise.
The following table presents the combined results of discontinued operations of the MST Franchise:

	Year ended December 31,
(in thousands)	2023	2022
Product sales, net	$(525)	$(1,844)

Cost of goods sold	—	80

Operating expenses:
Selling, general and administrative	55	259
Total operating expenses	55	259
Loss from discontinued operations	(580)	(2,183)
Gain on the sale of the MST Franchise	—	12,918
Income (loss) from discontinued operations, before income taxes	(580)	10,735
Income tax expense	—	—
Net income (loss) from discontinued operations	$(580)	$10,735
The following table presents non-cash items related to discontinued operations, which are included in the Company's consolidated statement of cash flows for the year ended December 31, 2022:

Year ended December 31,
(in thousands)	2022
Cash Flows From Operating Activities:
Stock-based compensation (income) expense*	$(352)
Gain on the sale of the MST Franchise	(12,918)
Total non-cash items of discontinued operations	$(13,270)

Supplemental disclosure of cash flow information:
Amount due from sale of MST Franchise	$5,000
*Income from stock-based compensation is related to forfeitures.
There were no non-cash items related to discontinued operations for the year ended December 31, 2023.
The following table presents the gain on the sale of the MST Franchise:

(in thousands)	Year ended December 31, 2022
Cash proceeds	20,000
Proceeds received in January 2023	5,000
25,000
Less transaction costs	(4,334)
Less carrying value of assets sold	(7,748)
Gain on sale, before income taxes	12,918
Income tax expense	—
Gain on sale net of tax	$12,918
In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development, marketing, selling and general and administrative expenses in discontinued operations include corporate costs incurred directly to solely support the MST Franchise.

The potential milestone payments for sales of ZILXI, AMZEEQ and FCD105 represent contingent consideration. Contingent consideration has been accounted for as a gain contingency in accordance with ASC 450, Contingencies, and will be recognized in earnings in the period when realizable.

NOTE 5 - FAIR VALUE MEASUREMENTS
The Company’s financial assets that are measured at fair value as of December 31, 2023 are classified in the tables below in one of the three categories described in "Note 2(q) - Fair value measurement" above:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$20,353	$10,267	$—	$30,620
Marketable securities	—	62,633	—	62,633
Total assets	$20,353	$72,900	$—	$93,253

As of December 31, 2022, the Company had $28.0 million of cash equivalents classified as Level 1 financial instruments and no marketable securities.
Other financial instruments consist of trade receivables, trade payables and accrued expenses. The fair value of these financial instruments approximates their carrying values due to their short-term nature. In determining the fair value of its Level 2 investments, the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.
NOTE 6 - MARKETABLE SECURITIES
Marketable securities as of December 31, 2023 consisted of U.S Government and agency bonds as well as U.S Treasury bills. The Company did not hold any marketable securities as of December 31, 2022.
The following tables sets forth the Company’s marketable securities:

December 31,
(in thousands)	2023
U.S. Government and agency bonds	$31,886
U.S. Treasury bills	30,747
Total	$62,633
As of December 31, 2023, the fair value, amortized cost, gross unrealized gains, and gross unrealized losses were as follows:

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S Government and agency bonds	31,866	30	(10)	31,886
U.S Treasury bills	30,742	5	—	30,747
Total	$62,608	$35	$(10)	$62,633
As of December 31, 2023, $62.6 million of the marketable securities were in an unrealized gain position. The Company determined that unrealized gains and losses on marketable securities were primarily due to interest rate changes. No allowance for credit losses related to any of these securities was recorded for the year ended December 31, 2023. All maturities are less than 12 months.
NOTE 7 - PROPERTY AND EQUIPMENT
During the year ended December 31, 2022, the Company disposed of fixed assets in the net amount of $0.3 million. Loss on disposal of fixed assets during the year ended December 31, 2022 related to the write-off of laboratory and leasehold improvements due to a reduction in office space in Israel and the United States and is reflected within operating expenses on the consolidated statements of operations.
Depreciation expense totaled zero and $0.1 million for the years ended December 31, 2023 and 2022, respectively.
NOTE 8 - ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31,
	2023	2022

Product sales provisions	$2,250	$2,695
Research and development	990	987
Professional services	648	519
Other	231	180
Total Accrued Expenses	$4,119	$4,381
NOTE 9 – OPERATING LEASE
As of December 31, 2023, the Company had an operating lease for its principal executive office in Bridgewater, New Jersey.
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
In November 2022, the Company transitioned to a smaller corporate headquarters and signed a Sublease Agreement (the “Sublease”) to sublease approximately 5,755 square feet of office space (the “Leased Premises”) in Bridgewater, New Jersey through September 30, 2023. In addition, the Company signed a Lease Agreement (the “Master Lease”) to lease the Leased Premises following the termination of the Sublease through September 30, 2025. The Company recorded a right of use asset of $0.2 million and liability of $0.3 million at the commencement date of the Master Lease on October 1, 2023.
The Company's lease agreement for its former office space in Israel was a one year lease that expired in December 2022. Given the short-term nature of the lease term, the Company did not recognize a right-of-use asset or liability.
The components of lease expense are as follows:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022

Operating lease expense	$32	$271
Short-term lease expense	$86	$217
Variable lease expense	$(16)	$69
Total lease expense	$102	$557
Variable lease expense primarily consists of utility and other common area maintenance ("CAM") charges. For the year ended December 31, 2023 the variable lease expenses included a reversal of expense related to CAM charges. Lease expense is included within general and administrative expenses on the consolidated statements of operations.
Operating cash flows for amounts included in the measurement of lease liabilities are as follows:

Year Ended December 31, 2023
Operating leases	$25
Supplemental information related to leases are as follows:

December 31, 2023
Operating lease right-of-use assets	$207
Operating lease liabilities	$214
Weighted average remaining lease term	1.75
Weighted average discount rate	8.00%
There were no right-of-use assets or lease liabilities as of December 31, 2022.
Maturities of lease liabilities are as follows:

2024	$126
2025	102
Total lease payments	228
Less imputed interest	(14)
Total lease liability	$214
Current operating lease liabilities	115
Non-current operating lease liabilities	99
Total lease liability	$214
NOTE 10 - EMPLOYEE SAVINGS PLAN
The Company makes retirement savings plans available to all of its employees and those of its subsidiary, which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “401(k) Plans”). The Company made contributions to these 401(k) Plans during the years ended December 31, 2023 and 2022 of $0.1 million in each period.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Litigation and contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of December 31, 2023, there were no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.
NOTE 12 - MEZZANINE AND SHAREHOLDERS' EQUITY
Preferred stock
As of December 31, 2023, the Company's Amended and Restated Certificate of Incorporation (as amended, the "Certificate of Incorporation") authorized the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were zero and 3,000 shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.
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
On November 11, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mutual Fund Series Trust, on behalf of AlphaCentric LifeSci Healthcare Fund (the “Purchaser”), pursuant to which the Company issued on November 14, 2022, in a private placement transaction, an aggregate of 3,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred”), for an aggregate subscription amount equal to $300,000. This transaction resulted in $89,000 of issuance costs and net proceeds of $211,000.
The Company determined that the Series A Preferred should be classified as Mezzanine Equity (temporary equity outside of permanent equity), because the Series A Preferred more closely aligned with debt as the intent was for redemption by either the holder or the Company due to the favorable redemption terms.

The Purchase Agreement required that the Company convene a meeting of stockholders for the purpose of presenting to the Company’s stockholders a proposal (the “Proposal”) authorizing the Company's board of directors to approve a reverse stock split of its outstanding Common Stock, with the recommendation of the board of directors that the Proposal be approved, and that the Company use reasonable best efforts to obtain approval of the Proposal. The meeting was convened on January 12, 2023, and the Proposal was approved.

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

The shares of Series A Preferred were convertible at the option of the holder, at a conversion price of $4.68 per share (as adjusted for the reverse stock split), into shares of the Company’s common stock, at any time and from time to time from and after 15 business days following the earlier of (i) the date of the approval of the Proposal or (ii) the date the Company otherwise satisfied the Nasdaq listing requirements.

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

On January 17, 2023, the Company redeemed all outstanding shares of its Series A Preferred, for an aggregate of $360,000 paid to the sole holder of the Series A Preferred. The redemption payment represented 120% of the stated value of the Series A Preferred Stock pursuant to the Certificate of Designation.

On January 17, 2023, the Company filed a Certificate of Elimination (the “Certificate”) with the Secretary of State of the State of Delaware with respect to the Series A Preferred. The Certificate (i) eliminated the previous designation of 3,000 shares of Series A Preferred from the Company’s Amended and Restated Certificate of Incorporation, none of which were outstanding at the time of filing, and (ii) caused such shares of Series A Preferred to resume their status as authorized but unissued and non-designated shares of preferred stock.
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
On February 8, 2023, the Company's Board of Directors approved a 1-for-18 reverse stock split of the Company's outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:01 p.m. Eastern time. At the effective time, every 18 issued and outstanding shares of the Company's common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and in lieu thereof, each stockholder holding fractional shares was entitled to receive a cash payment (without interest or deduction) in an amount equal to such stockholder’s respective pro rata share of the total net proceeds from the Company’s transfer agent's sale of all fractional shares at the then-prevailing prices on the open market. The number of authorized shares of the Company's common stock and the par value of each share of common stock remained unchanged.
Unless noted, all common shares and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect the 1-for-18 reverse stock split.
The Company had reserved shares of common stock for future issuance as follows:

Year ended December 31, 2023

Shares underlying outstanding pre-funded warrants	28,482,594
Shares available for future grant under 2023 Plan (Note 13)	1,129,856
Common stock options outstanding (Note 13)	744,537
Outstanding restricted stock units (Note 13)	460,979
Shares available for grant under the Employee Stock Purchase Plan (Note 13)	101,202
Shares underlying other outstanding warrants	27,509
30,946,677

Issuance of stock
At-the-Market Equity Offering Programs
On August 12, 2021, the Company entered into a sales agreement (the "Cantor Sales Agreement") with Cantor Fitzgerald to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald would act as the Company's sales agent. Cantor Fitzgerald was entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the Cantor Sales Agreement. During the year ended December 31, 2022, the Company issued and sold 143,770 shares of common stock at a weighted average per share price of $11.16 pursuant to the Cantor Sales Agreement for $1.5 million in net proceeds. During the year ended December 31, 2023, the Company issued and sold 34,589 shares of common stock at a weighted average per share price of $4.66 pursuant to the Cantor Sales Agreement for $0.2 million in net proceeds. On February 27, 2024, the Company delivered notice to Cantor Fitzgerald to terminate the Cantor Sales Agreement. The Company cannot make any future sales of its common stock pursuant to the Cantor Sales Agreement.

On March 1, 2024, the Company entered into a Sales Agreement (the “Cowen Sales Agreement”) with Cowen and Company, LLC, as sales agent (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company's common stock through Cowen in an at-the-market offering having an aggregate offering price up to $50.0 million. Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold under the Cowen Sales Agreement. Sales pursuant to the Cowen Sales Agreement may only take place once the Registration Statement on Form S-3, of which the prospectus for such sales forms a part, is filed and declared effective by the Securities and Exchange Commission.
Equity Line of Credit
On March 15, 2022, the Company entered into a purchase agreement (the "Equity Purchase Agreement") with Lincoln Park Capital ("Lincoln Park") which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to Lincoln Park, at the Company's discretion, up to $30.0 million of shares of its common stock over the 36-month term of the Equity Purchase Agreement. Upon execution of the Equity Purchase Agreement, the Company issued 92,644 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Equity Purchase Agreement. The issuance of these shares were specific incremental costs directly attributable to the proposed offering. The commitment shares were valued at $0.9 million and recorded as an addition to equity for the issuance of common stock and treated as a reduction to equity as a cost of capital to be raised under the Equity Purchase Agreement. The Equity Purchase Agreement could be terminated by the Company at any time, at its sole discretion, without any additional cost or penalty. On October 30, 2023, the Company delivered notice to Lincoln Park terminating the Equity Purchase Agreement.
Private Placement

On October 27, 2023, the Company entered into the Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue to the Purchasers in the Private Placement (i) 10,652,543 shares of the Company’s common stock and (ii) with respect to certain Purchasers, Pre-Funded Warrants to purchase 28,614,437 shares of common stock in lieu of shares. The Stock Purchase Price of common stock was $2.245 per share and the purchase price for the Pre-Funded Warrants was the Stock Purchase Price minus $0.0001 per Pre-Funded Warrant. On November 1, 2023, the Company received gross proceeds of $88.2 million from the Private Placement. This transaction resulted in $5.5 million of issuance costs and net proceeds of $82.7 million as of December 31, 2023. The Company expects to use the proceeds from the Private Placement to advance its clinical programs and for general corporate purposes.
Pre-Funded Warrants
The Pre-Funded Warrants issued in the Private Placement will not expire until exercised in full. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 60 days’ notice to the Company, but not to exceed any percentage in excess of 19.99%.

As of December 31, 2023, 28,482,594 Pre-Funded Warrants remained outstanding. Between the issuance and December 31, 2023, 131,838 Pre-Funded Warrants were exercised.
Other Warrants
As of December 31, 2023 and December 31, 2022, the Company had warrants to purchase an aggregate of 27,509 shares of the Company’s common stock outstanding, with exercise prices of $8.40 and $76.78 as of December 31, 2023 and 2022, respectively, and an expiration date of July 29, 2026. These warrants were issued by Foamix (as defined below) in connection with a financing in July 2019 and were subsequently assumed by the Company in connection with the Merger (as defined below). Pursuant to the warrant certificate, the exercise price of the warrant will be proportionally adjusted in the event that the Company distributes common stock at a price per share less than the exercise price (the "Down Round Feature"). During the years ended December 31, 2023 and 2022, the Down Round Feature was triggered due to the price per share received from the issuances of common stock. The Company calculated the value of the effect of Down Round Feature measured as the difference between the warrants’ fair value, using the Black-Scholes-Merton option-pricing model, before and after the Down Round Feature was triggered using the original exercise price and the new exercise price. The difference in fair value of the effect of the Down Round Feature was immaterial and had an immaterial impact on net loss per share in the periods presented. The exercise price will continue to be adjusted in the event the Company issues additional shares of common stock below the current exercise price, in accordance with the terms of the warrants.
The Pre-Funded Warrants and Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-Funded Warrants and Warrants do not provide any guarantee of value or return.
NOTE 13 - SHARE-BASED COMPENSATION
2023 Equity Incentive Plan:
On December 13, 2023, the Company's stockholders approved the Company's 2023 Equity Incentive Plan (the "2023 Plan"). The Company previously maintained the 2019 Equity Incentive Plan (the “2019 Plan”) and 2018 Omnibus Incentive Plan (the "2018 Plan"). Following stockholder approval, any shares then available for future grant under the 2019 Plan and 2018 Plan were allocated to the 2023 Plan. As of December 31, 2023, 1,129,856 shares remained issuable under the 2023 Plan, and no further grants will be made under the 2018 Plan or 2019 Plan.
2024 Inducement Plan
On February 28, 2024, the Board approved the Company's 2024 Inducement Plan (the "Inducement Plan"). Pursuant to the Inducement Plan and Nasdaq Listing Rule 5635(c)(4), the Company is permitted to grant equity awards as an inducement material to an individual's entering into employment with the Company, subject to certain conditions ("Inducement Grants"). As of February 28, 2024, there were 500,000 shares available for future Inducement Grants.
2019 Employee Share Purchase Plan:
The Company has adopted an Employee Share Purchase Plan ("ESPP") pursuant to which qualified employees (as defined in the ESPP) may elect to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of the common stock at the beginning or end of each semi-annual share purchase period (“Purchase Period”). Employees are permitted to purchase the number of shares purchasable with up to 15% of the earnings paid (as such term is defined in the ESPP) to each of the participating employees during the Purchase Period, subject to certain limitations under Section 423 of the U.S. Internal Revenue Code.
As of December 31, 2023, 101,202 shares remained available for grant under the ESPP.
During the years ended December 31, 2023 and 2022, 15,261 and 7,549 shares were issued to employees pursuant to the ESPP, respectively.
Options and Restricted Stock Units ("RSUs") granted to employees and directors:
In the years ended December 31, 2023 and 2022, the Company granted options and RSUs to employees and directors as follows:

	Year ended December 31, 2023
	Award amount	Exercise price range	Vesting period	Expiration

Options	535,000	$2.70	1 year - 4 years	10 years
RSUs	435,000	—	4 years	—

	Year ended December 31, 2022
	Award amount	Exercise price range	Vesting period	Expiration

Options	48,861	$5.62- $10.98	1 year - 4 years	10 years
RSUs	40,339	—	4 years	—

The fair value of options and RSUs granted to employees and directors during 2023 and 2022 was $2.4 million and $0.8 million, respectively. One share of common stock will be issued upon settlement of each RSU that vests.
The fair value of RSUs granted to employees and directors is based on the share price on grant date.
The fair value of each option granted is estimated using the Black-Scholes option pricing method. The volatility is based on a combination of historical volatilities of companies in comparable stages as well as companies in the industry, by statistical analysis of daily share pricing model. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the options granted in dollar terms. The Company’s management uses the expected term of each option as its expected life. The expected term of the options granted represents the period of time that granted options are expected to remain outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options.
The underlying data used for computing the fair value of the options are as follows:

	Year ended December 31,
	2023	2022
Fair value of stock option	$2.18 - $2.23	$3.55 - $7.49
Dividend yield	0%	0%
Expected volatility	104.42% - 105.64%	73.70% - 74.40%
Risk-free interest rate	4.04%	2.20% - 2.92%
Expected term	6 years	6 years
Modification of share-based compensation:
On November 10, 2019, Menlo Therapeutics Inc. ("Menlo") entered into a merger agreement (the "Merger Agreement") with Foamix Pharmaceuticals Ltd. ("Foamix") and Giants Merger Subsidiary Ltd., a wholly-owned subsidiary of Menlo ("Merger Sub"). On March 9, 2020, Merger Sub merged with and into Foamix, with Foamix surviving as a wholly-owned subsidiary of Menlo (the "Merger"). The combined company changed its name to VYNE in September 2020. Pursuant to the Merger, all outstanding options and RSUs granted by Foamix were exchanged for stock options and RSUs of Menlo’s common stock according to the exchange ratio set forth in the Merger Agreement. In addition, for each option and RSU the holder received a contingent stock right ("CSR"). This transaction was considered to be a modification under ASC 718, Compensation - Stock Compensation. The modification did not affect the remaining requisite service period. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded immaterial incremental compensation expense. On April 6, 2020, pursuant to the terms of the agreement governing the CSRs, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective exchange ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded incremental compensation expense of $46 thousand and $0.2 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 there is an immaterial amount of unrecognized incremental compensation expense related to the modification which will be amortized using a graded vesting method over the next year.

Summary of outstanding and exercisable options and RSUs:
The following table summarizes stock option activity for the year ended December 31, 2023:

	Number of options	Weighted Average Exercise Price
Outstanding at December 31, 2022	229,787	$138.92
Granted	535,000	2.70
Forfeited	(4,127)	72.81
Expired	(16,123)	173.42
Outstanding at December 31, 2023	744,537	$40.65
Exercisable at December 31, 2023	176,688	$151.47

The weighted average remaining contractual term of outstanding and exercisable options as of December 31, 2023 was 8.85 years and 5.74 years, respectively. Total unrecognized share-based compensation for options at December 31, 2023 was $2.3 million, which is expected to be recognized over a weighted average period of 3.13 years.
There was no intrinsic value of outstanding and exercisable options as of December 31, 2023
The following table summarizes RSU activity for the year ended December 31, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	83,616	$43.30
Awarded	435,000	2.70
Vested	(53,845)	42.79
Forfeited	(3,792)	49.88
Outstanding at December 31, 2023	460,979	$4.99
The weighted average remaining contractual term of outstanding RSUs as of December 31, 2023 was 2.16 years. Total unrecognized compensation expense related to the unvested portion of the RSUs at December 31, 2023 was $2.3 million, which is expected to be recognized over a weighted average period of 3.88 years.
Share-based compensation expenses:
The following table illustrates the allocation of share-based compensation within the line items on the statements of operations:

	Year ended December 31,
	2023	2022
Research and development expenses	534	1,230
General and administrative expenses	2,771	3,419
Discontinued Operations*	—	(352)
	3,305	4,297
*Income from stock-based compensation is related to forfeitures.

NOTE 14 - INCOME TAX:

The loss before income taxes and the related tax (benefit) expense is as follows:

	Year ended December 31,
(in thousands)	2023	2022
Income (loss) before income taxes:
Domestic	$(28,459)	$(23,472)
Foreign	7	279
Total loss before taxes	$(28,452)	$(23,193)

Current taxes:
Federal	$(123)	$—
State	2	13
Foreign	121	—
Total current taxes	$—	$13
A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Year ended December 31,
	2023	2022
Federal income tax provision at statutory rate	21.00%	21.00%
State income tax provision, net of federal benefit	(0.01)%	(0.04)%
Permanent differences	(0.57)%	(1.52)%
Change in valuation allowances	(20.42)%	(19.49)%
Other	—%	—%
Effective income tax rate	—%	(0.05)%
The income tax expense for the years ended December 31, 2023 and 2022 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax expense as a result of nondeductible expenses, changes in state effective tax rates, foreign taxes, tax credits generated, true up of net operating loss carryforwards, and increase in the Company’s valuation allowance. The Company applies the elements of ASC 740-10 regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. Included in Other Liabilities on the consolidated balance sheets are the total amount of unrecognized tax benefits of approximately $2.5 million and $2.9 million as of December 31, 2023 and 2022, respectively, net of the federal benefit, which is offset by a valuation allowance. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision. Tax years beginning in 2019 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.
The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$72,508	$72,903
Tax credit carryforwards	6,851	7,794
Section 174 expenses	7,775	3,529
Share-based compensation	1,988	2,061
Accrued expenses and other	651	586
Total gross deferred tax assets	89,773	86,873
Less - valuation allowance	(89,773)	(86,873)
Total deferred tax assets, net of valuation allowance	$—	$—
Deferred tax liabilities:
Other	—	—
Right of use assets	—	—
Total gross deferred tax liabilities	—	—
Net deferred tax assets	$—	$—
Realization of deferred tax assets is contingent upon sufficient future taxable income during the period that deductible temporary differences and carry forward losses are expected to be available to reduce taxable income. As the achievement of required future taxable income is not likely, the Company recorded a full valuation allowance.
At December 31, 2023 and 2022, the Company recorded a valuation allowance against its net deferred tax assets of $89.8 million and $86.9 million, respectively. The change in the valuation allowance during the years ended December 31, 2023 and 2022 was an increase of $2.9 million and $1.3 million, respectively. A valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2023, the Company had federal and state net operating loss carryforwards of $331.1 million and $41.7 million, respectively, of which $44.3 million will begin to expire in 2031 for federal and $21.3 million will begin to expire in 2040 for state purposes. As of December 31, 2023, the Company had federal research and development tax credit carryforwards of $6.9 million which will begin to expire in 2031. The Company has no state research and development tax credit carryforwards. As a result of U.S. tax reform legislation, federal net operating losses generated beginning in 2018 and subsequent years carryforward indefinitely, however, the Company has federal net operating losses that pre-date U.S. tax reform legislation which begin to expire in 2031 and federal credit carryforwards that begin to expire in 2031. State net operating loss carryforwards begin to expire in 2031, and the state credit carryforwards began to expire in 2031. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has not completed a 382 study through December 31, 2023, however, it may have experienced ownership changes in the past, including in connection with the Merger. In addition, the Private Placement likely resulted in an ownership change for purposes of Section 382 and therefore the Company may be materially limited in the amount of NOL and R&D tax credit available for utilization in the future.
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
The following table summarizes the activity of the Company's unrecognized tax benefits (in thousands):

Balance at January 1, 2022	$2,799
Additions for prior year positions	—
Additions for current year positions	55
Reductions related to expiration of statute of limitations	—
Balance at December 31, 2022	$2,854
Additions for prior year positions	19
Additions for current year positions	105
Reductions related to expiration of statute of limitations	(520)
Balance at December 31, 2023	$2,458

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of December 31, 2023. Based on such evaluation, those officers have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes and includes those policies and procedures that (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on these criteria.
ITEM 9B - OTHER INFORMATION

Entry into New ATM Sales Agreement

On March 1, 2024, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC, as sales agent (“Cowen”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share (the “Common Stock”), through Cowen.

Pursuant to the Sales Agreement, sales of the Common Stock, if any, will be made pursuant to a Registration Statement on Form S-3 that we plan to file and have declared effective. We will file a prospectus supplement for the offer and sale of our Common Stock pursuant to the Sales Agreement having an aggregate offering price of up to $50,000,000.

Subject to the terms and conditions of the Sales Agreement, Cowen may sell the Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us, including any price, time or size limits or other customary parameters or conditions we may impose. We will pay Cowen a commission of three percent (3.0%) of the gross sales proceeds of any Common Stock sold under the Sales Agreement, and we have provided Cowen with certain indemnification rights.

The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10.3 to this Annual Report on Form 10-K.

This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Termination of Prior ATM Sales Agreement

On February 27, 2024, we provided notice to Cantor Fitzgerald & Co. (“Cantor”) to terminate the Controlled Equity Offering Sales Agreement (the “Prior Sales Agreement”), dated August 12, 2021, with Cantor, pursuant to which we could from time to time sell shares of our common stock through Cantor as sales agent. We cannot make any future sales of our Common Stock pursuant to the Prior Sales Agreement.
ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following table sets forth information regarding our executive officers and members of our Board of Directors (the "Board") as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Executive Officers and Employee Director
David Domzalski	57	President, Chief Executive Officer and Director
Tyler Zeronda	38	Chief Financial Officer and Treasurer
Iain Stuart, Ph.D.	51	Chief Scientific Officer
Mutya Harsch	49	Chief Legal Officer, General Counsel and Secretary
Non-Employee Directors
Sharon Barbari	69	Director
Steven Basta	58	Director
Christine Borowski, Ph.D.	46	Director
Anthony Bruno	67	Director
Patrick LePore	68	Lead Independent Director
Elisabeth Sandoval Little	62	Director

Executive Officers

David Domzalski has served as our President and Chief Executive Officer and as a director since March 2020. From July 2017 until the March 2020 closing of the Merger between Menlo and Foamix, Mr. Domzalski served as the Chief Executive Officer of Foamix. He also served as a director of Foamix from 2018 to the closing of the Merger. Mr. Domzalski’s tenure with Foamix began in 2014 when he served as President of its U.S. subsidiary. From 2009 to 2013, Mr. Domzalski was the Vice President of Sales and Marketing at LEO Pharma, Inc. Mr. Domzalski holds a B.A. in economics and political science from Muhlenberg College in Allentown, Pennsylvania. We believe Mr. Domzalski is qualified to serve on our Board given his leadership position with our company and Foamix, and his extensive experience in operating and leadership roles in the pharmaceutical industry.

Tyler Zeronda was appointed as our Chief Financial Officer and Treasurer in March 2022 and previously served as our Interim Chief Financial Officer and Treasurer beginning in June 2021. Mr. Zeronda joined Foamix in April 2019, and from the closing of the Merger in 2020 until June 2021, Mr. Zeronda served as our Vice President of Finance. From 2013 until April 2019, Mr. Zeronda held positions of increasing responsibility in finance at the publicly held company Aerie Pharmaceuticals Inc., culminating in his role as Director of Finance. Mr. Zeronda was previously employed at the accounting firm Ernst & Young LLP where he focused on assurance services for companies in the healthcare industry. Mr. Zeronda received his Master of Science in accounting from the University of Virginia. He holds a B.A. in economics and business from Lafayette College and is licensed as a Certified Public Accountant in the state of New York.

Iain Stuart, Ph.D. has served as our Chief Scientific Officer since the closing of the Merger, having previously served as Foamix’s Chief Scientific Officer since January 2019, Senior Vice President of Research & Development from 2017 to January 2019 and Vice President of Clinical Development from 2016 to 2017. Prior to joining Foamix, Dr. Stuart held several positions, including Vice President of Medical Strategy and Scientific Affairs, at LEO Pharma Inc. from 2008 to 2016. Dr. Stuart holds a Ph.D. from Glasgow Caledonian University in Scotland.

Mutya Harsch has served as our Chief Legal Officer, General Counsel and Secretary since the closing of the Merger, having previously served with Foamix since 2018, most recently as General Counsel and Chief Legal Officer. Ms. Harsch has over 20 years of legal experience, previously holding positions as Special Counsel, Mergers & Acquisitions at Cooley LLP from 2015 to 2017 and as a corporate lawyer at Davis Polk & Wardwell from 2005 to 2015. From October 2021 to June 2023, she served on the board of directors of the publicly held company Satsuma Pharmaceuticals Inc. Ms. Harsch received her J.D. and B.A. from the University of California at Berkeley.

Non-Employee Directors

Sharon Barbari has served on our Board since the closing of the Merger, having previously served as a director of Foamix since January 2019. From 2004 to 2017, Ms. Barbari served as Chief Financial Officer at Cytokinetics. From 2002 to 2004, she served as as Chief Financial Officer and Senior Vice President of Finance and Administration at InterMune. From 1998 to 2002, she served in senior financial roles at Gilead Sciences, including as Chief Financial Officer. Ms. Barbari was also employed as Vice President of Strategic Planning at Foote, Cone & Belding Healthcare. She began her career at Syntex Corporation/Roche Pharmaceuticals, where she held various roles of increasing responsibility from 1972 to 1996. Ms. Barbari currently serves on the board of directors of the publicly held company Agile Therapeutics. She previously was a board member for the Association of Bioscience Finance Officers Northern California Chapter, Phytogen Life Sciences and Sonoma Pharmaceuticals. In 2017, Ms. Barbari was a recipient of the YWCA Silicon Valley Tribute to Women Awards. She received her B.S. in accounting from San Jose State University. We believe Ms. Barbari is qualified to serve on our Board because of her financial executive and leadership roles in various biotechnology and pharmaceutical companies.

Steven Basta has served on our Board since 2015. He served with Menlo as our President and Chief Executive Officer from 2015 until the closing of the Merger. Mr. Basta has served as the Chief Executive Officer of SaNOtize Research and Development Corp. since September 2023. From December 2020 until October 2022, Mr. Basta served as the Chief Executive Officer of Mahana Therapeutics, a privately held digital therapeutics company. From 2011 to 2015, Mr. Basta served as Chief Executive Officer of AlterG, a privately held medical device company. From 2002 to 2010, Mr. Basta served as Chief Executive Officer of BioForm Medical, a publicly held medical aesthetics company acquired by Merz, and from 2010 to 2011 served as Chief Executive Officer of its successor Merz Aesthetics. He has served on the board of DermBiont, Inc., a privately held pharmaceutical company, since 2020. Mr. Basta has served as chairman of the board of directors of Illumisonics, a privately held company, since November 2023. Mr. Basta served as a director of the publicly held company Viveve Medical from 2018 until March 2023, including as Chairman of the Board beginning in January 2019. Mr. Basta received a B.A. from The Johns Hopkins University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University. We believe Mr. Basta is qualified to serve on our Board because of his extensive experience in leadership and management roles at various life sciences companies.

Christine Borowski, Ph.D. has served on our Board since January 2024. Dr. Borowski has served as Vice President at Access Industries, Inc. (“Access Bio”) since January 2022 and previously served as Senior Associate at Access Bio beginning in July 2019. Prior to that, Dr. Borowski worked on therapeutics company creation at Apple Tree Partners from 2017 to May 2019. Before joining Apple Tree Partners, Dr. Borowski worked as an editor at several scientific journals, most recently as Chief Editor of Nature Medicine from 2014 to 2017. She earned a B.S. in Biology from the University of Kentucky, a Ph.D. in Immunology from Harvard University, and completed her postdoctoral work on natural killer T cell development at the University of Chicago. Dr. Borowski was appointed to the Board in connection with Access Bio's equity investment in our company's in November 2023. We believe Dr. Borowski is qualified to serve on our Board because of her expertise in immunology and extensive experience in the biopharmaceutical industry.

Anthony Bruno has served on our Board since the closing of the Merger, having previously served as a director of Foamix since 2018. Prior to his retirement in 2018, Mr. Bruno served as a strategic consultant to Foamix from 2014 to 2018 and to a number of healthcare-focused investment funds between 2011 and 2018. He was employed at Warner Chilcott from 2000 to 2011, most recently as Executive Vice President, with responsibility for all business development activities including product acquisitions and divestitures as well as licensing agreements. Mr. Bruno also spent 16 years at Warner Lambert, holding several positions of increasing strategic responsibility. Mr. Bruno began his career as an associate with the law firm of Shearman & Sterling. Mr. Bruno holds a B.A. in Political Science from Syracuse University and a J.D. from The George Washington University Law School. We believe Mr. Bruno is qualified to serve on our Board given his experience as an accomplished pharmaceutical executive with broad expertise in the legal, business development, and corporate development functions, as well as his significant experience in product licensing and M&A transactions.

Patrick LePore has served on our Board since September 2020 and was appointed as our lead independent director in February 2021. Mr. LePore served as Chairman, Chief Executive Officer and President of the publicly held company Par Pharmaceutical Companies, Inc. from 2006 until its acquisition by private equity investor TPG Capital in 2012. He remained as chairman of the new company where he led the sale of the company to Endo Phamaceuticals in 2015. Mr. LePore began his career with Hoffmann-LaRoche. He later founded Boron, LePore & Associates, a medical communications company, which he took public in 1997 and which was eventually sold to Cardinal Health. Within the past five years, Mr. LePore served as Chairman of the Board of the publicly held pharmaceutical company Lannett Company, Inc and as a director of the publicly held companies Matinas BioPharma Holdings, Inc., PharMerica Corporation and Innoviva, Inc. He also previously served as a trustee of Villanova University, from which he holds a bachelor’s degree. He holds a Master of Business Administration from Farleigh Dickinson University. We believe Mr. LePore is qualified to serve on our Board given his extensive experience as a senior level executive and board member for several companies in the pharmaceutical sector.

Elisabeth Sandoval Little has served on our Board since March 2019. Ms. Sandoval Little currently serves as a consultant to the pharmaceutical industry. From 2016 to 2019, she served as the Chief Commercial Officer and Executive Vice President of Corporate Strategy for Alder Biopharmaceuticals, a publicly held biopharmaceutical company. From 2012 to 2015, Ms. Sandoval Little was Chief Commercial Officer for KYTHERA Biopharmaceuticals until KYTHERA’s acquisition by Allergan. Ms. Sandoval Little previously served as Vice President of Marketing for Bausch and Lomb Surgical and Vice President of Global Marketing at Allergan with responsibility for the Medical Aesthetics division. She spent over 20 years at Allergan in sales and marketing leadership roles in the specialties of dermatology, neurology, and aesthetics. Ms. Sandoval Little began her career in research and development at Johnson & Johnson’s Ethicon division. Ms. Sandoval Little currently serves on the board of directors of the publicly held company PROCEPT BioRobotics Corporation and previously served on the board of directors of the publicly held company Satsuma Pharmaceuticals from May 2019 until June 2023 and the publicly held company Intersect ENT, Inc. from April 2021 until its acquisition by Medtronic plc in May 2022. She holds an M.B.A. from Pepperdine University and a B.S. in biology from the University of California, Irvine. We believe that Ms. Sandoval Little is qualified to serve on our Board because of her extensive background working in the dermatology industry and her experience in strategic planning, business transactions, sales operations and executive leadership.

Corporate Governance Guidelines

The Board has documented our governance practices in our corporate governance guidelines to assure that the Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The corporate governance guidelines set forth certain practices the Board will follow with respect to Board composition, Board committees, Board nomination, director qualifications and evaluation of the Board and committees. The corporate governance guidelines and the charter for each committee of the Board described below may be viewed on the "Corporate Governance" section of our "Investors & Media" page on our corporate website located at vynetherapeutics.com.

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

Upon the recommendation of our Nominating and Corporate Governance Committee, our Board has appointed Patrick LePore to serve as our lead independent director. The Board determined that the appointment of a lead independent director was in our best interests and those of our stockholders as it strengthens the Board's independence and commitment to strong governance practices.

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

Name	Audit	Compensation	Nominating and Corporate Governance
David Domzalski	—	—	—
Sharon Barbari	X*	X	—
Steven Basta	X	—	—
Christine Borowski, Ph.D.	—	—	X
Anthony Bruno	—	X	X*
Patrick LePore	—	—	X
Elisabeth Sandoval Little	X	X*	—
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

The current members of our Audit Committee are Mses. Barbari and Sandoval Little and Mr. Basta, with Ms. Barbari serving as chairperson of the committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that each of Ms. Barbari and Mr. Basta qualifies as an audit committee financial expert under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Under the rules of the SEC, members of the Audit Committee must also meet heightened independence standards. Our Board has determined that Mses. Barbari and Sandoval Little and Mr. Basta are independent under the applicable rules of the SEC and Nasdaq.

The Audit Committee operates under a written charter, available on our corporate website, that satisfies the applicable standards of the rules of the SEC and Nasdaq.

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

The current members of our Compensation Committee are Mses. Barbari and Sandoval Little and Mr. Bruno, with Ms. Sandoval Little serving as the chairperson of the committee. Our Board has determined that each of Mses. Barbari and Sandoval and Mr. Bruno is independent under the applicable rules and regulations of Nasdaq and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

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

The Compensation Committee has evaluated the independence of its compensation consultant, considering the independence factors specified in the listing requirements of Nasdaq and concluded that their work for the Compensation Committee does not raise any conflicts of interest.

The Compensation Committee operates under a written charter, available on our corporate website, that satisfies the applicable standards of the rules of the SEC and Nasdaq.

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

The current members of our Nominating and Corporate Governance Committee are Dr. Borowski and Messrs. Bruno and LePore, with Mr. Bruno serving as the chairperson of the committee. Our Board has determined that each of Dr. Borowski and Messrs. Bruno and LePore is an independent director under the applicable rules and regulations of Nasdaq relating to nominating and corporate governance committee independence.

The Nominating and Corporate Governance Committee operates under a written charter, available on our corporate website, that satisfies the applicable standards of the SEC and Nasdaq.

Our Nominating and Corporate Governance Committee is responsible for reviewing with the Board, on an annual basis, the appropriate characteristics, skills and experience required for the Board as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the Nominating and Corporate Governance Committee, in recommending candidates for election, and the Board, in approving (and, in the case of vacancies, appointing) such candidates, may take into account many factors, including:

•the candidate’s experience in corporate management, such as serving as an officer or former officer of a publicly held company;
•the candidate’s experience as a board member of another publicly held company;
•the candidate’s professional and academic experience relevant to our industry;
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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on the "Corporate Governance" section of our "Investors & Media" page on our corporate website located at vynetherapeutics.com. Any amendments to the code, or any waivers of its requirements, will be disclosed on our website. The reference to our web address does not constitute incorporation by reference of the information contained at or available through our website.

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
ITEM 11 - EXECUTIVE COMPENSATION
The following is a discussion of compensation arrangements of our named executive officers ("NEOs"). As a “smaller reporting company” as defined under SEC rules, we have elected to comply with the scaled disclosure requirements applicable to such companies.

Our NEOs for the year ended December 31, 2023 were:

•David Domzalski, President and Chief Executive Officer;
•Iain Stuart, Chief Scientific Officer; and
•Mutya Harsch, Chief Legal Officer, General Counsel and Secretary.

Summary Compensation Table

The following table sets forth the compensation information for our NEOs for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Non-equity Incentive Compensation ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total Compensation ($)
David Domzalski	2023	637,560	382,536	573,804	607,500	501,750	13,200	2,716,350
President and Chief Executive Officer	2022	637,560	—	325,156	190,504	128,044	12,200	1,293,464
Iain Stuart	2023	421,811	168,724	253,086	168,750	139,375	13,200	1,164,946
Chief Scientific Officer	2022	421,811	—	143,415	45,750	30,750	12,200	653,926
Mutya Harsch	2023	382,594(5)	168,869	253,302	168,750	139,375	13,200	1,126,090
Chief Legal Officer, General Counsel and Secretary	2022	422,172	—	143,538	45,750	30,750	12,200	654,410

1.The amounts reported in this column for 2023 reflect cash retention payments made to each officer upon the achievement of certain milestones. See "—Narrative Disclosure to Summary Compensation Table—2023 Retention Payments" for additional discussion regarding these payments.
2.The amounts reported in this column reflect cash bonuses earned pursuant to the achievement of our corporate objectives for the applicable year.
3.Represents the grant date fair value of the restricted stock units and stock options granted in accordance with ASC 718. The assumptions used in calculating the grant date fair values are set forth in Note 13 to the financial statements included in this Annual Report on Form 10-K.
4.Reflects employer matching contributions to each individual's 401(k) plan.
5.Ms. Harsch was on a reduced schedule from July 2023 through August 2023. During such time, Ms. Harsch maintained her responsibilities as Chief Legal Officer, General Counsel and Secretary of the Company and was paid 25% of her base salary for the period.

Narrative Disclosure to Summary Compensation Table

We periodically review compensation for our executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives.

Our Compensation Committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, the Compensation Committee then recommends the compensation for each executive officer. Our Compensation Committee, without members of management present, discusses and ultimately approves the compensation of our executive officers. In 2023 the Compensation Committee retained F.W. Cook & Co. ("F.W. Cook"), a compensation consulting firm, to evaluate and make recommendations with respect to our executive compensation program and retention incentives. F.W. Cook's engagement included assisting the Compensation Committee with developing retention incentives for our employees, the selection of a peer group of companies for benchmarking purposes, an analysis of our existing executive compensation, including our equity incentive plan and equity award granting practices, and an analysis of our director compensation policy. In 2023, F.W. Cook presented the Compensation Committee with data about the compensation paid by our peer group of companies and other employers, who we believe compete with us for executives, updated the Compensation Committee on new developments in areas that fall within the Compensation Committee’s jurisdiction and advised the Compensation Committee regarding all of its responsibilities. F.W. Cook served at the pleasure of the Compensation Committee rather than us, and the consultant’s fees were approved by the Compensation Committee.

Annual Base Salary

The base salary for each of our NEOs remained unchanged from 2022 through 2023. Ms. Harsch was on a reduced schedule from July 2023 through August 2023. During such time, Ms. Harsch maintained her responsibilities as Chief Legal Officer, General Counsel and Secretary of the Company and was paid 25% of her base salary for the period. Dr. Stuart's and Ms. Harsch's annual base salaries for 2024 are $455,555 and $443,280, respectively. Mr. Domzalski's annual base salary for 2024 remains $637,560.

Non-Equity Incentive Plan Compensation

Mr. Domzalski's eligibility to receive his target annual bonus, which is currently 60% of his base salary, is based solely on the achievement of corporate performance objectives. For Ms. Harsch's and Dr. Stuart's target bonus, which is currently 40% of their respective base salaries, the bonus amounts earned are based 75% on the achievement of corporate performance objectives and 25% on the achievement of individual performance objectives. Each of our NEOs has a maximum bonus opportunity equal to 200% of their target bonus. For the 2023 bonuses, the corporate performance objectives included the advancement of our biotech strategy and the achievement of certain research and development, business development and financial objectives. In February 2024, our Compensation Committee assessed the level of achievement of corporate and individual performance objectives and considered, among other things, the achievement of proof-of-concept data in the Phase 1b trial of VYN201 for vitiligo and the successful recapitalization of our organization as a result of the Private Placement. In addition, the Compensation Committee determined that Dr. Stuart and Ms. Harsch had fully achieved all individual objectives. After applying such levels of achievement to the applicable weightings, the Compensation Committee, in consultation with F.W. Cook, awarded each of Mr. Domzalski, Dr. Stuart and Ms. Harsch 150% of their respective target bonus. The actual bonus amounts paid are reflected in the “Non-Equity Incentive Compensation” column of the Summary Compensation Table above.

401(k) Plan

We maintain a tax‑qualified retirement plan that provides eligible U.S. employees, including our NEOs, with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to defer eligible compensation subject to applicable annual Internal Revenue Code (the “Code”) limits. Currently, we match each eligible employee’s contributions up to 4% of total eligible compensation. Employees’ pre‑tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax‑qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

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

2023 Retention Payments

On March 9, 2023, the Compensation Committee approved cash retention payments for all of our employees, including the NEOs. In making its decision, the Compensation Committee, in consultation with F.W. Cook, considered (i) the limited number of employees remaining at the Company and the increase in each employee's responsibilities; (ii) the impact of the loss of any employee, especially members of management, on our ability to execute corporate objectives for 2023; and (iii) the limited number of shares available for grant under the 2018 Plan and 2019 Plan at such time. After considering the foregoing, the Compensation Committee approved a cash retention plan with the goal of encouraging the retention of employees through expected milestone events in 2023.

Each of our employees, including each of our NEOs, was eligible to receive a cash payment equal to 100% of their target annual bonus (the "Retention Payment") over a period of time in order to maintain the continuity of business operations. One-third of the applicable Retention Payment was payable only upon the achievement of each of the following milestones, subject to the individual's remaining in our continuous service through each payment date: (i) the receipt of positive results from our Phase 1b clinical trial for VYN201 and (ii) the achievement of certain financing objectives. The remaining one-third of the Retention Payment was payable if the employee remained in our continuous service through December 31, 2023. All milestones were achieved in 2023, and each NEO remained employed by us on December 31, 2023. As a result, the full Retention Payment was earned and is set forth in the "Bonus" column of the Summary Compensation Table above.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth all outstanding equity awards held by each of the NEOs as of December 31, 2023.

		Option Awards				Share Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested (2)($)
David Domzalski	6/9/2014	468	—	319.68	6/9/2024	—	—
	11/10/2015	5,922	—	285.84	11/10/2025	—	—
	3/1/2016	1,500	—	241.92	3/1/2026	—	—
	2/21/2017	1,784	—	408.96	2/21/2027	—	—
	8/8/2017	8,195	—	230.40	8/8/2027	—	—
	5/8/2018	1,755	—	203.40	5/8/2028	—	—
	1/1/2019	4,276	—	151.20	1/1/2029	—	—
	2/24/2020	5,648	376	161.28	2/24/2030	161	375
	5/6/2020	8,264	1,179	140.40	5/6/2030	1,180	2,749
	2/22/2021	13,705	6,224	149.94	2/22/2031	2,667	6,214
	9/2/2021	17,795	—	30.24	9/2/2031	—	—
	3/17/2022	7,594	9,755	10.98	3/17/2032	9,757	22,734
	12/13/2023	—	225,000	2.70	12/13/2033	225,000	524,250

Iain Stuart	11/15/2016	1,000	—	342.00	11/15/2026	—	—
	8/8/2017	325	—	216.00	8/8/2027	—	—
	2/27/2018	750	—	254.16	2/27/2028	—	—
	1/01/2019	1,900	—	151.20	1/1/2029	—	—
	2/24/2020	2,259	150	161.28	2/24/2030	64	149
	5/06/2020	1,367	194	140.40	5/6/2030	194	452
	2/22/2021	2,605	1,180	149.94	2/22/2031	505	1,177
	9/2/2021	3,380	—	30.24	9/2/2031	—	—
	3/17/2022	1,825	2,341	10.98	3/17/2032	2,341	5,455
	12/13/2023	—	62,500	2.70	12/13/2033	62,500	145,625

Mutya Harsch	2/27/2018	1,250	—	254.16	2/27/2028	—	—
	1/1/2019	1,758	—	151.20	1/1/2029	—	—
	2/24/2020	2,259	150	161.28	2/24/2030	64	149
	5/6/2020	1,824	258	140.40	5/6/2030	260	606
	2/22/2021	2,605	1,180	149.94	2/22/2031	505	1,177
	9/2/2021	3,380	—	30.24	9/2/2031	—	—
	3/17/2022	1,825	2,340	10.98	3/17/2032	2,341	5,455
	12/13/2023	—	62,500	2.70	12/13/2033	62,500	145,625
1.Equity awards vest over a four year period, with 25% vesting on the first anniversary of the last day of the quarter in which the grant was made, and 6.25% every quarter thereafter.
2.The market value is based on the closing price of our common stock on December 31, 2023.

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

David Domzalski, President and Chief Executive Officer

The terms of Mr. Domzalski’s employment are governed by his Offer Letter, dated as of March 25, 2020. Mr. Domzalski’s annual base salary is currently $637,560. Mr. Domzalski is also eligible to receive an annual cash target bonus of 60% of his base salary, up to the maximum bonus opportunity allowable under the applicable annual bonus plan or program in effect from time to time (such maximum bonus opportunity currently being 200% of the target bonus), subject to the achievement of Company performance criteria determined by the Board or the Compensation Committee.

Mr. Domzalski’s Offer Letter provides that if Mr. Domzalski’s employment is terminated by us without Cause or he resigns for Good Reason (each as defined below), then, subject to his execution and non-revocation of a release of claims, Mr. Domzalski will be entitled to receive (i) a severance payment equal to 100% of his annual base salary then in effect, (ii) payment of COBRA premiums for healthcare plan continuation at active employee rates for 12 months following the date of termination and (iii) full accelerated vesting of all of outstanding and unvested stock options and restricted stock units on the date of termination, with such stock options remaining exercisable for 90 days following the date of termination.

If Mr. Domzalski’s employment is terminated by us without Cause or he resigns for Good Reason, in each case, within 12 months following a Change in Control (as defined in the 2019 Plan), then, subject to his execution and non-revocation of a release of claims, Mr. Domzalski will be entitled to receive (i) a severance payment equal to 1.5 times the sum of his base salary and target bonus for the year of termination, (ii) a prorated target annual bonus payment for the year of termination, (iii) payment of COBRA premiums for healthcare plan continuation at active employee rates for 18 months following the date of termination and (iv) full accelerated vesting of all of outstanding and unvested stock options and restricted stock units on the date of termination, with such stock options remaining exercisable for 90 days following the date of termination.

For purposes of Mr. Domzalski’s Offer Letter:

“Cause” means (1) the executive’s commission of an act of fraud or dishonesty in the course of his employment; (2) his indictment, conviction or entering of a plea of nolo contendere for a crime constituting a felony; (3) his gross negligence or willful misconduct in connection with his employment; (4) his willful and continued failure to substantially perform his duties; (5) his breach of any of the restrictive covenants; or (6) a material breach of this agreement or any other agreement, plan or arrangement by and between Mr. Domzalski and us or any of our subsidiaries and affiliates or any of our policies or those of our subsidiaries and affiliates by Mr. Domzalski.

“Good Reason” means (i) a material diminution in his base salary or target bonus (provided that failure to earn a bonus equal to or in excess of the target bonus by reason of failure to achieve applicable performance goals shall not be deemed Good Reason); (ii) a material diminution of his position, responsibilities, duties or authorities from those in effect as of the effective date; (iii) any change in reporting structure such that he is required to report to someone other than the Board; (iv) any material breach by us of our obligations under the Offer Letter; or (v) a change in his primary work location that increases his commute by more than 50 miles, in each case subject to certain notice and cure periods.

We must provide Mr. Domzalski with 30 days’ notice prior to a termination without Cause, and he must provide us with 30 days’ notice prior to any resignation for Good Reason.

Iain Stuart, Chief Scientific Officer

The terms of Dr. Stuart’s employment are governed by his Offer Letter, dated as of March 7, 2022. Dr. Stuart’s annual base salary is currently $455,555. Dr. Stuart is also eligible to receive an annual target bonus of 40% of his annual base salary, up to the maximum bonus opportunity allowable under the applicable annual bonus plan or program in effect from time to time (such maximum bonus opportunity currently being 200% of the target bonus). His eligibility for such annual target bonus, and the amount of such annual target bonus, is subject to the achievement of corporate performance goals and his achievement of individual performance targets and milestone criteria, as determined by the Chief Executive Officer, in accordance with our bonus plan.

In the event of a termination of his employment without Cause (as defined in the 2019 Plan) or if he resigns for Good Reason, subject to Dr. Stuart’s execution of a release of claims, Dr. Stuart will receive (i) a lump sum severance payment equal to 75% of his base salary then in effect and (ii) payment of COBRA premiums for healthcare plan continuation at active employee rates for nine months following the date of termination, provided that our obligation under clause (ii) shall terminate on the earlier of (x) the date on which he enrolls in a group health plan offered by another employer and (y) the date on which he is no longer eligible for continuation coverage under COBRA.

In addition, if Dr. Stuart’s employment is terminated by us without Cause or if he terminates his employment with Good Reason within the twelve month period after a Change of Control, he will be entitled to receive a change of control payment equal to (i) one times the sum of his then current base salary plus his target bonus, (ii) his pro rata target bonus for the year of termination, and (iii) payment of COBRA premiums for healthcare plan continuation at active employee rates for 12 months following the date of termination, provided that our obligation under clause (iii) shall terminate on the earlier of (x) the date on which he enrolls in a group health plan offered by another employer and (y) the date on which he is no longer eligible for continuation coverage under COBRA. In addition, in the event of such a termination, all of Dr. Stuart’s unvested stock options and restricted stock units will become fully vested.

For purposes of Dr. Stuart’s Offer Letter, “Good Reason” means: (i) a material reduction in his base salary; (ii) a material reduction in his target annual bonus opportunity; (iii) a relocation of his principal place of employment by more than 25 miles provided that such relocation increases his daily commute; or (iv) an adverse change in his position, including title, reporting relationship(s), authority, duties or responsibilities, in each case subject to certain notice and cure periods.

We must provide Dr. Stuart with 30 days’ notice prior to a termination without Cause, and he must provide us with 30 days’ notice prior to any resignation for Good Reason.

Dr. Stuart’s Offer Letter also contains customary confidentiality, non-competition and non-solicitation covenants.

Mutya Harsch, Chief Legal Officer, General Counsel and Secretary

The terms of Ms. Harsch’s employment are governed by her Offer Letter, dated as of April 7, 2021. Ms. Harsch’s annual base salary is currently $443,280. Ms. Harsch is also eligible to receive an annual target bonus of 40% of her annual base salary, up to the maximum bonus opportunity allowable under the applicable annual bonus plan or program in effect from time to time (such maximum bonus opportunity currently being 200% of the target bonus). Her eligibility for such annual target bonus, and the amount of such annual target bonus, is subject to the achievement of corporate performance goals and her achievement of individual performance targets and milestone criteria, as determined by the Chief Executive Officer, in accordance with our bonus plan.

The Offer Letter provides that, in the event of a termination of her employment without Cause (as defined in the 2019 Plan), subject to Ms. Harsch’s execution of a release of claims, Ms. Harsch will receive (i) a lump sum severance payment equal to 75% of her base salary then in effect and (ii) payment of COBRA premiums for healthcare plan continuation at active employee rates for nine months following the date of termination, provided that our obligation under clause (ii) shall terminate on the earlier of (x) the date on which she enrolls in a group health plan offered by another employer and (y) the date on which she is no longer eligible for continuation coverage under COBRA.

In addition, if Ms. Harsch’s employment is terminated by us without Cause or she terminates her employment with Good Reason within the twelve month period after a Change of Control (as defined in the 2019 Plan), she will be entitled to receive a change of control payment equal to (i) one times the sum of her then current base salary plus her target bonus, (ii) her pro rata target bonus for the year of termination, and (iii) payment of COBRA premiums for healthcare plan continuation at active employee rates for 12 months following the date of termination, provided that our obligation under clause (iii) shall terminate on the earlier of (x) the date on which she enrolls in a group health plan offered by another employer and (y) the date on which she is no longer eligible for continuation coverage under COBRA. In addition, in the event of such a termination, all of Ms. Harsch’s unvested stock options and restricted stock units will become fully vested.

For purposes of Ms. Harsch’s Offer Letter, “Good Reason” means: (i) a material reduction in her base salary; (ii) a material reduction in her target annual bonus opportunity; (iii) a relocation of her principal place of employment by more than twenty-five (25) miles provided that such relocation increases her daily commute; or (iv) an adverse change in her position, including title, reporting relationship(s), authority, duties or responsibilities, in each case subject to certain notice and cure periods.

We must provide Ms. Harsch with 30 days’ notice prior to a termination without Cause, and she must provide us with 30 days’ notice prior to any resignation for Good Reason.

Ms. Harsch’s Offer Letter also contains customary confidentiality, non-competition and non-solicitation covenants.

Clawback Policies

In May 2021, the Board adopted a compensation clawback policy with respect to compensation paid to our executive officers. Under the terms of the policy, compensation can be recovered for a financial restatement or materially inaccurate performance calculation. In this case, we may seek recoupment of short and long-term cash or equity incentive compensation (including time- and performance-based awards) awarded after the effective date of the policy. In addition, compensation may be recovered for willful misconduct or gross negligence that results in material adverse reputational or economic impact on us. In this case, we may seek recoupment of 100% of incentive compensation for “Cause” and if no “Cause,” recoupment is based on the impact of the triggering event, if quantifiable at the Compensation Committee’s discretion. In addition, in November 2023 we adopted an additional clawback policy as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and related stock exchange listing standards. The policy adopted in November 2023 is filed as an exhibit to this Annual Report on Form 10-K.

Director Compensation

Set forth below is a summary of the compensation paid to the non-executive members of the Board during 2023.

Initial Equity Grants. Each non-employee director who joins the Board will receive, upon appointment, options to purchase shares of our common stock representing two times the annual grant described below. The options will vest and become exercisable as to one-third of the shares on each of the first three anniversaries of the date of grant, subject to the director's continued service through each applicable vesting date.

Annual Grant. Each non-executive director who has served as a director on our Board for at least six months will be granted options to purchase an amount of shares of our common stock representing 0.046% of the shares outstanding (inclusive of pre-funded warrants) on the date of our annual meeting of stockholders. The options vest on the one-year anniversary of the date of grant.

The exercise price per share of each option granted as described above will be equal to the per share fair market value of our stock on the date of grant. Each such option will have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the non-employee director’s service with us. In the event of a change of control transaction, any unvested portion of an equity award granted under this policy will fully vest and become exercisable immediately prior to the effective date of such transaction, subject to the non-employee director’s continuous service with us on the effective date of such transaction.

Annual Cash Retainers. Each of our non-employee directors receives an annual cash retainer of $40,000, payable quarterly in arrears, prorated based on the days served in the applicable fiscal quarter. In addition to the annual cash retainer, each of our non-employee directors receives fees for their service as a member or chair of a committee of our Board as set forth in the table below:

Additional annual retainer fees for service as a member or chair of the following committees (with chair fees inclusive of fees for service as a member)	Member	Chair
Audit Committee	$10,000	$20,000
Compensation Committee	$7,500	$15,000
Nominating and Corporate Governance Committee	$5,000	$10,000

In addition, if a non-employee director is appointed to serve in a leadership position on the Board, such non-employee director will be entitled to receive additional annual cash compensation of $40,000 for service as non-employee chair of the Board or $25,000 for service as lead independent director.

We also reimburse all of our non-employee directors for their reasonable and customary business expenses incurred in connection with their service as a director.

None of our non-employee directors may receive cash and equity-based compensation (calculated based on grant date fair value) exceeding, in the aggregate, $750,000 in any calendar year.

Director Compensation Table

The following table sets forth information for the fiscal year ended December 31, 2023 regarding the compensation awarded to, earned by or paid to our non‑executive directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total Compensation ($)
Sharon Barbari	72,500	43,600	116,100
Steven Basta	40,000	43,600	83,600
Anthony Bruno	57,500	43,600	101,100
Patrick LePore	80,000	43,600	123,600
Elisabeth Sandoval Little	65,000	43,600	108,600

(1) Represent the grant date fair value of stock options granted as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value are set forth in Note 13 to the financial statements included in this Annual Report on Form 10-K.
(2) Each of our non-employee directors was granted an option to purchase 20,000 shares of our common stock on December 13, 2023 at an exercise price of $2.70.

As of December 31, 2023, our non-employee directors held the following equity awards:

Name	Shares Underlying Outstanding Options
Sharon Barbari	23,407
Steven Basta	34,285
Anthony Bruno	23,213
Patrick LePore	22,901
Elisabeth Sandoval Little	23,837
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information relating to the beneficial ownership of our common stock as of February 14, 2024, by:

•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
•each of our directors;
•each of our named executive officers; and
•all of our current directors and executive officers as a group.
The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after February 14, 2024 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.
The percentage of shares beneficially owned is computed on the basis of 14,098,888 shares of our common stock outstanding as of February 14, 2024. Shares of our common stock that a person has the right to acquire within 60 days after February 14, 2024 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o VYNE Therapeutics Inc., 685 Route 202/206 N., Suite 301, Bridgewater, NJ 08807.

Name of Beneficial Owner	Number of Shares Owned and Nature of Beneficial Ownership	Percent of Class
5% and Greater Stockholders:
AI Biotechnology LLC(1)	1,408,478	9.99%
Cormorant Global Healthcare Master Fund, LP(2)	1,408,478	9.99%
Eventide Healthcare Innovation Fund I LP(3)	1,408,478	9.99%
Citadel CEMF Investments Ltd.(4)	1,181,088	8.38%
Named Executive Officers and Directors:
David Domzalski(5)	119,709	*
Mutya Harsch(6)	37,497	*
Iain Stuart(7)	23,828	*
Steven Basta(8)	21,735	*
Sharon Barbari(9)	4,448	*
Anthony Bruno(10)	5,088	*
Patrick LePore(11)	39,373	*
Elisabeth Sandoval Little(12)	3,837	*
Christine Borowski	—	*
All current directors and executive officers as a group (10 persons)(13)	255,972	1.9%
* Indicates beneficial ownership of less than 1% of the total outstanding common stock.
(1)This information has been obtained from a Schedule 13D filed on November 13, 2023 by AI Biotechnology LLC, Access Industries Holdings LLC ("AIH"), Access Industries Management, LLC ("AIM") and Mr. Len Blavatnik. Consists of (i) 1,116,585 shares of common stock and (ii) 291,893 shares of common stock issuable upon exercise of Pre-Funded Warrants. Such amount does not include 7,500,555 shares of common stock issuable upon exercise of Pre-Funded Warrants because they are subject to limitations on exercisability if such exercise would result in entities affiliated with AI Biotechnology LLC beneficially owning more than 9.99% of our common stock then issued and outstanding after giving effect to such exercise. AIH directly controls all of the outstanding voting interest in AI Biotechnology LLC. AIM controls AIH. Len Blavatnik controls AIM and holds a majority of the outstanding voting interests in AIH. By virtue of the foregoing, each of Len Blavatnik, AIM and AIH may be deemed to have voting and investment power over the Shares held by AI Biotechnology LLC. The business address of each of AI Biotechnology LLC, AIM, AIH and Len Blavatnik is c/o Access Industries, Inc. 40 West 57th Street, 28th Floor, New York, NY 10019.
(2)This information has been obtained from a Schedule 13G filed on November 13, 2023 by Cormorant Global Healthcare Master Fund, LP ("Cormorant LP"), Cormorant Global Healthcare GP, LLC ("Cormorant GP"), Cormorant Asset Management, LP ("Cormorant AM LP") and Bihua Chen. Consists of 1,394,336 shares of common stock held by Cormorant LP and 14,142 shares of common stock issuable upon exercise of Pre-Funded Warrants. Such amount does not include 3,046,001 shares of common stock issuable upon exercise of Pre-Funded Warrants because they are subject to limitations on exercisability if such exercise would result in entities affiliated with Cormorant LP beneficially owning more than 9.99% of our common stock then issued and outstanding after giving effect to such exercise. Cormorant GP serves as the General Partner of Cormorant LP. Cormorant AM LP serves as the investment manager to Cormorant LP. Bihua Chen serves as the Managing Member of Cormorant GP and the General Partner of Cormorant AM LP (together with Cormorant LP, the "Cormorant Entities"). By virtue of the foregoing, each of Bihua Chen and the Cormorant Entities may be deemed to have voting and investment power over the shares held by Cormorant LP. The business address of each of Bihua Chen and the Cormorant Entities is 200 Clarendon St., 52nd Floor, Boston, Massachusetts 02116.
(3)This information has been obtained from a Schedule 13G filed on November 13, 2023 by Eventide Asset Management, LLC ("EAM"), Finny Kuruvilla and Robin John. Consists of 1,394,336 shares of common stock held by Eventide Healthcare Innovation Fund I LP ("Eventide LP") and 14,142 shares of common stock issuable upon exercise of Pre-Funded Warrants. Such amount does not include 5,273,271 shares of common stock issuable upon exercise of Pre-Funded Warrants because they are subject to limitations on exercisability if such exercise would result in entities affiliated with Eventide LP beneficially owning more than 9.99% of our common stock then issued and outstanding after giving effect to such exercise. Eventide Healthcare Innovation GP LLC ("Eventide GP") is the General Partner of Eventide LP. EAM is the Managing Member of Eventide GP. Robin John is the chief executive officer of EAM. Finny Kuruvilla and Kyle Rasbach are members of Eventide LP’s investment committee. By virtue of the foregoing, each of Mr. John, EAM and Eventide GP may be deemed to have, and Mr. Kuruvilla and Mr. Rasbach may be deemed to share, voting and investment power over the Shares held by Eventide LP. The business address of each of Eventide LP, Eventide GP, EAM, Mr. John, Mr. Kuruvilla and Mr. Rasbach is Eventide Healthcare Innovation Fund I LP c/o Eventide Asset Management, LLC, 1 International Place, Suite 4210, Boston, MA 02110.
(4)This information has been obtained from a Schedule 13G/A filed on February 14, 2024 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP, Citadel Securities GP LLC and Mr. Kenneth Griffin. Consists of 1,181,088 shares of common stock held by Citadel CEMF Investments Ltd. ("CCIL") and Citadel Securities. Citadel Advisors is the portfolio manager of CCIL. CAH is the sole member of Citadel Advisors. CGP is the General Partner of CAH. Kenneth Griffin owns a controlling interest in CGP. Mr. Griffin, as the owner of a controlling interest in CGP, may be deemed to have shared power to vote and/or shared power to dispose of the securities held by CCIL. This disclosure shall not be construed as an admission that Mr. Griffin or any of the Citadel related entities listed above is the beneficial owner of any securities of the Company other than the securities actually owned by such person (if any). The business address of CCIL is c/o Citadel Enterprise Americas LLC, Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, FL 33131.
(5)Includes 37,137 shares of common stock and 85,572 shares of common stock underlying options and restricted stock units that have vested or will vest within 60 days of February 14, 2024.
(6)Includes 21,265 shares of common stock and 16,232 shares of common stock underlying options and restricted stock units that have vested or will vest within 60 days of February 14, 2024.
(7)Includes 7,150 shares of common stock and 16,678 shares of common stock underlying options and restricted stock units that have vested or will vest within 60 days of February 14, 2024.
(8)Consists of (i) 2,585 shares of common stock, (ii) 3,601 shares of common stock held by The Shelter Trust under the Basta Revocable Trust (the “Shelter Trust”), (iii) 1,264 shares of common stock held by the Basta Revocable Trust dated August 4, 2017 (the “Basta Trust”), and (iv) 14,285 shares of common stock underlying options that have vested or will vest within 60 days of February 14, 2024. As the trustee of each of the Shelter Trust and the Basta Trust, Mr. Basta has voting and investment power over the shares of common stock held by each of the Shelter Trust and the Basta Trust.
(9)Includes 1,041 shares of common stock and 3,407 shares of common stock underlying options that have vested or will vest within 60 days of February 14, 2024.
(10)Includes 1,875 shares of common stock and 3,213 shares of common stock underlying options that have vested or will vest within 60 days of February 14, 2024.
(11)Includes 36,472 shares of common stock and 2,901 shares of common stock underlying options that have vested or will vest within 60 days of February 14, 2024.

(12)Includes 3,837 shares of common stock underlying options that have vested or will vest within 60 days of February 14, 2024.
(13)Includes 151,183 shares of common stock underlying options or restricted stock units that have vested or will vest within 60 days of February 14, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table contains information about our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and vesting of RSUs(1)	Weighted-average exercise price of outstanding options, warrants and rights and weighted-average grant date price of RSUs	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	1,205,516	$27.02	1,231,058
Equity compensation plans not approved by security holders	—	$—	—
Total	1,205,516	$27.02	1,231,058
(1)Includes all amounts outstanding under the 2023 Equity Incentive Plan (the "2023 Plan"), the 2019 Equity Incentive Plan, the 2018 Omnibus Incentive Plan, the Foamix Pharmaceuticals Ltd. 2015 Israeli Share Incentive Plan, the Tigercat Pharma, Inc. 2011 Stock Incentive Plan or the Foamix Pharmaceuticals Ltd. 2009 Israeli Share Option Plan (collectively, the "Prior Plans"). As of December 13, 2023, we may only issue equity awards pursuant to the 2023 Plan, and may no longer issue awards pursuant to any of the Prior Plans.
(2)Includes 1,129,856 shares available for future issuance under the 2023 Plan and 101,202 shares available for future purchase under the 2019 Employee Share Purchase Plan.
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

Our Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including without limitation purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee considers all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction.

Certain Related Party Transactions

The following is a description of transactions during our last two fiscal years to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

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

Our Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that each of our directors, except for Mr. Domzalski as our chief executive officer, is an independent director as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
Baker Tilly US, LLP served as our principal independent registered public accounting firm for the years ended December 31, 2023 and 2022. The following table provides information regarding fees paid by us to Baker Tilly US, LLP and BTI network firms (Baker Tilly Israel) for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
	(U.S. dollars in thousands)
Audit fees(1)	$379	$355
Tax fees(2)	16	15
Total Fees	$395	$370
______________________________
(1) Includes professional services rendered in connection with the audit of our annual financial statements, the review of our interim financial statements and fees for registration statements, comfort letters and statutory audits.
(2) Includes professional services rendered for tax compliance services.

Our audit committee’s specific responsibilities in carrying out its oversight of the quality and integrity of our accounting, auditing and reporting practices include the approval of audit and non-audit services to be provided by the external auditor. The audit committee pre-approves all non-audit services provided to us by our independent registered public accounting firm.

PART IV
ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed as Part of This Report
1.Financial statements.
See Index to Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K, which is incorporated herein by reference.
2.Financial statement schedules.
No schedules are applicable or required, or the information is included in the consolidated financial statements or notes thereto.
3.Exhibits. See Item 15(b) below.
(b)Exhibits

		Incorporation by Reference
Exhibit Number	Description Of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1(a)	Amended and Restated Certificate of Incorporation.	10-K	001-38356	3.1	March 17, 2022
3.1(b)	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock.	10-Q	001-38356	3.1(b)	November 14, 2022
3.1(c)	Certificate of Elimination of Series A Convertible Preferred Stock.	8-K	001-38356	3.1	January 17, 2023
3.1(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-38356	3.1	February 10, 2023
3.2	Amended and Restated Bylaws.	10-Q	001-38356	3.2	November 14, 2022
4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-38356	4.1	March 14, 2023
4.2	Second Amended and Restated Warrant, by and among VYNE Therapeutics Inc. and Perceptive Credit Holdings II, LP.	10-Q	001-38356	4.1	May 11, 2020
4.3	Second Amended and Restated Warrant, by and among VYNE Therapeutics Inc. and Orbimed Royalty & Credit Opportunities III, LP.	10-Q	001-38356	4.2	May 11, 2020
4.4	Form of Pre-Funded Warrant to Purchase Common Stock.	8-K	001-38356	4.1	October 30, 2023
10.1†*	License Agreement (Topical), dated as of August 9, 2021, by and between In4Derm Limited and VYNE Therapeutics Inc.	10-Q	001-38356	10.1	November, 10, 2021

10.2†*	License Agreement (Oral), dated as of April 28, 2023, by and between Tay Therapeutics and VYNE Therapeutics Inc.	10-Q	001-38356	10.1	August 14, 2023
10.3	Sales Agreement, dated as of March 1, 2024, by and between VYNE Therapeutics Inc. and Cowen and Company, LLC.					X
10.4#	2009 Israeli Share Option Plan.	F-1/A	001-36621	10.1	September 3, 2014
10.5(a)#	2011 Stock Incentive Plan, as amended.	S-1	001-38356	10.4(a)	December 28, 2017
10.5(b)#	Amendment to 2011 Stock Incentive Plan.	S-1	001-38356	10.4(b)	December 28, 2017
10.5(c)#	Form of Stock Option Agreement under 2011 Stock Incentive Plan.	S-1	001-38356	10.4(c)	December 28, 2017
10.5(d)#	Form of Immediately Exercisable Stock Option Agreement under 2011 Stock Incentive Plan.	S-1	001-38356	10.4(d)	December 28, 2017
10.6#	2015 Israeli Share Incentive Plan.	F-3	001-36621	10.2	October 21, 2015
10.7(a)#	2018 Omnibus Incentive Plan.	S-1/A	001-38356	10.5(a)	January 12, 2018
10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan.	S-1/A	001-38356	10.5(b)	January 12, 2018
10.7(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-K	001-38356	10.11(c)	March 4, 2021
10.8(a)#	2019 Equity Incentive Plan.	10-Q	001-38356	10.5	May 11, 2020
10.8(b)#	Form of Share Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan for U.S. and Israeli Employees.	10-Q	001-38356	10.8	May 11, 2020
10.8(c)#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the 2019 Equity Incentive Plan for U.S. and Israeli Employees.	10-Q	001-38356	10.9	May 11, 2020
10.9#	2019 Employee Share Purchase Plan.	10-Q	001-38356	10.10	May 11, 2020
10.10#	Offer Letter, dated as of March 25, 2020, by and between VYNE Pharmaceuticals Inc. and David Domzalski.	10-Q	001-38356	10.13	May 11, 2020
10.11#	Offer Letter, dated as of April 7, 2021, by and between VYNE Pharmaceuticals Inc. and Mutya Harsch.	10-Q	001-38356	10.2	May 6, 2021
10.12#	Offer Letter, dated as of March 7, 2022, by and between VYNE Pharmaceuticals Inc. and Iain Stuart.	10-K	001-38356	10.12	March 17, 2022

10.13#	Offer Letter, dated as of March 15, 2022, by and between VYNE Pharmaceuticals Inc. and Tyler Zeronda.	10-K	001-38356	10.13	March 17, 2022
10.14	Form of Securities Purchase Agreement, dated as of October 27, 2023, by and among VYNE Therapeutics Inc. and the Purchasers.	8-K	001-38356	10.1	October 30, 2023
10.15	Form of Registration Rights Agreement, dated as of October 27, 2023, by and among VYNE Therapeutics Inc. and the Purchasers.	8-K	001-38356	10.2	October 30, 2023
10.16(a)#	VYNE Therapeutics Inc. 2023 Equity Incentive Plan.	8-K	001-38356	10.1	December 13, 2023
10.16(b)#	Form of Director Option Grant Notice and Option Agreement under the 2023 Equity Incentive Plan	8-K	001-38356	10.2	December 13, 2023
10.16(c)#	Form of Employee Option Grant Notice and Option Agreement under the 2023 Equity Incentive Plan.	8-K	001-38356	10.3	December 13, 2023
10.16(d)#	Form of Employee Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the 2023 Equity Incentive Plan.	8-K	001-38356	10.4	December 13, 2023
10.17#	Non-Employee Director Compensation Policy.					X
21.1	List of Subsidiaries of VYNE Therapeutics Inc.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1#	VYNE Therapeutics Inc. Incentive Compensation Recoupment Policy, dated November 8, 2023.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X
101.LAB	XBRL Taxonomy Extension Label Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data Filed (embedded within the XBRL document)
* Exhibits and schedules omitted pursuant to Item 601(a)(5) of Regulation S-K.
† Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K because the identified confidential portions are not material and are of the type that the registrant treats as private or confidential.
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
Dated: March 1, 2024

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

Signature	Title	Date

/s/ David Domzalski	Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2024
David Domzalski

/s/ Tyler Zeronda	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2024
Tyler Zeronda

/s/ Sharon Barbari	Director	March 1, 2024
Sharon Barbari

/s/ Steven Basta	Director	March 1, 2024
Steven Basta

/s/ Christine Borowski	Director	March 1, 2024
Christine Borowski

/s/ Anthony Bruno	Director	March 1, 2024
Anthony Bruno

/s/ Patrick LePore	Director	March 1, 2024
Patrick LePore

/s/ Elisabeth Sandoval Little	Director	March 1, 2024
Elisabeth Sandoval Little