Form 10-Q
period 2024-03-31
VYNE Therapeutics Inc.
filed 2024-05-09
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
Yes  ☐ No  ☒
As of May 2, 2024, there were 14,528,247 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•regulatory requirements or developments, and our ability to obtain necessary approvals from the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities for our product candidates, including our ability to obtain approval from these authorities in order to commence our clinical trials;
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in this Quarterly Report and in our most recent Annual Report on Form 10-K, as well as in our other filings made with the Securities and Exchange Commission ("SEC") from time to time. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$19,065	$30,620
Restricted cash	54	54
Investment in marketable securities	66,885	62,633
Prepaid and other current assets	4,219	2,656
Total Current Assets	90,223	95,963
Non-current Assets:
Operating lease right-of-use assets	180	207
Non-current prepaid expenses and other assets	1,273	1,515
Total Non-current Assets	1,453	1,722
Total Assets	$91,676	$97,685

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables	$2,795	$1,659
Accrued expenses	3,642	4,119
Employee related obligations	376	1,645
Operating lease liabilities	117	115
Total Current Liabilities	6,930	7,538
Long-term Liabilities:
Non-current operating lease liabilities	63	99
Other liabilities	1,313	1,313
Total Long-term Liabilities	1,376	1,412
Total Liabilities	8,306	8,950

Commitments and Contingencies

Stockholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized at March 31, 2024 and December 31, 2023; 14,301,688 and 14,098,888 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	781,024	780,044
Accumulated other comprehensive (loss) income	(70)	26
Accumulated deficit	(697,585)	(691,336)
Total Stockholders' Equity	83,370	88,735
Total Liabilities and Stockholders’ Equity	$91,676	$97,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Royalty revenues	$98	$99
Total revenues	98	99

Operating expenses:
Research and development	3,708	2,734
General and administrative	3,770	3,240
Total operating expenses	7,478	5,974
Operating loss	(7,380)	(5,875)
Other income, net	1,139	263
Loss from continuing operations before income taxes	(6,241)	(5,612)
Income tax expense	—	—
Loss from continuing operations	(6,241)	(5,612)
Loss from discontinued operations, net of income taxes	(8)	(10)
Net loss	$(6,249)	$(5,622)

Loss per share from continuing operations, basic and diluted	$(0.15)	$(1.74)
Loss per share from discontinued operations, basic and diluted	$0.00	$0.00
Loss per share, basic and diluted	$(0.15)	$(1.74)

Weighted average shares outstanding - basic and diluted	42,581	3,255

Other comprehensive loss:
Unrealized loss on marketable securities, net of tax of $0	(96)	—
Total other comprehensive loss	(96)	—
Comprehensive loss	$(6,345)	$(5,622)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Mezzanine Equity (Convertible Preferred Stock)		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders' Equity
	Number of shares	Amount	Number of Shares	Amount	Amount
BALANCE AT JANUARY 1, 2023	3,000	$211	3,229,704	$—	$693,937	$—	$(662,735)	$31,202
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	—	—	(5,622)	(5,622)
Vesting of restricted stock units, net of withholding for tax	—	—	6,989	—	(12)	—	—	(12)
Stock-based compensation	—	—	—	—	856	—	—	856
Redemption of convertible preferred stock	(3,000)	(211)	—	—	—	—	(149)	(149)
Issuance of common stock in at-the-market offering, net of $5 in issuance costs	—	—	34,589	—	156	—	—	156
BALANCE AT MARCH 31, 2023	—	$—	3,271,282	$—	$694,937	$—	$(668,506)	$26,431

BALANCE AT JANUARY 1, 2024	—	$—	14,098,888	$1	$780,044	$26	$(691,336)	$88,735
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	—	—	(6,249)	(6,249)
Vesting of restricted stock units, net of withholding for tax	—	—	2,809	—	(5)	—	—	(5)
Stock-based compensation	—	—	—	—	985	—	—	985
Cashless exercise of pre-funded warrants	—	—	199,991	—	—	—	—	—
Unrealized losses from marketable securities	—	—	—	—	—	(96)	—	(96)
BALANCE AT MARCH 31, 2024	—	$—	14,301,688	$1	$781,024	$(70)	$(697,585)	$83,370
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(6,249)	$(5,622)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	985	856
Amortization of premium or discount on marketable securities	(777)	—
Unrealized losses on cash equivalents	(1)	—
Changes in operating assets and liabilities:
Trade receivables, prepaid expenses and other assets and operating lease right-of-use assets	(1,294)	(200)
Trade payables, accrued expenses, employee related obligations and other long-term liabilities	(612)	(512)
Operating lease liabilities	(34)	—
Net cash used in operating activities	(7,982)	(5,478)
Cash Flows From Investing Activities:
Proceeds from the sale of the MST Franchise	—	5,000
Proceeds from sale and maturity of marketable securities	11,600	—
Purchases of marketable securities	(15,169)	—
Net cash (used in) provided by investing activities	(3,569)	5,000
Cash Flows From Financing Activities:
Proceeds related to issuance of common stock through at-the-market offerings, net of issuance costs	—	156
Redemption of convertible preferred stock	—	(360)
Withholdings from exercise of options and issuance of shares for stock-based compensation arrangements, net	(4)	(13)
Net cash used in financing activities	(4)	(217)
Decrease in cash, cash equivalents and restricted cash	(11,555)	(695)
Cash, cash equivalents and restricted cash at beginning of the period	30,674	30,975
Cash, cash equivalents and restricted cash at end of the period	$19,119	$30,280

Cash and cash equivalents	19,065	30,213
Restricted cash	54	67
Total cash, cash equivalents and restricted cash	$19,119	$30,280

Supplementary information on investing and financing activities not involving cash flows:
Accretion of preferred stock	$—	$149
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

In August 2021, the Company entered into a transaction with Tay Therapeutics Limited, formerly known as In4Derm Limited ("Tay"), providing the Company with exclusive worldwide rights to research, develop and commercialize products containing bromodomain and extra-terminal domain (“BET”) inhibitors for the treatment of any disease, disorder or condition in humans. Through its access to this library of new chemical BET inhibitor compounds, the Company plans to develop product candidates for a diverse set of indications. Based on data generated to date, the Company has chosen to focus its initial efforts for this platform on select therapeutic areas in immuno-inflammatory disease.

The Company's lead program is VYN201, a locally administered pan-bromodomain (“BD”) BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. In preclinical testing, VYN201 produced consistent reductions in pro-inflammatory and disease-related biomarkers and improvements in disease severity across a variety of inflammatory and fibrotic models. In addition, in October 2023, the Company announced positive results from a Phase 1b trial evaluating VYN201 in nonsegmental vitiligo.

The Company's second program is VYN202, an oral small molecule BD2-selective BET inhibitor. VYN202 has been designed to achieve potential class-leading selectivity (BD2 vs. BD1), maximum potency versus BD2 and optimal oral bioavailability. By maximizing BD2 selectivity, the Company believes VYN202 has the potential to be a more conveniently administered non-biologic treatment option for both acute control and chronic management of immuno-inflammatory indications, where the damaging effects of unrestricted inflammatory signaling activity are common.

The Company intends to advance its product candidates through clinical development toward regulatory approval. As part of its strategy to maximize the value of its pipeline, the Company may partner with larger pharmaceutical companies to expand and accelerate the development of its programs and explore therapeutic areas outside of its core focus in immunology.

For additional information regarding the sale of the Company's legacy commercial business (the “MST Franchise”) to Journey Medical Corporation ("Journey") in January 2022 and the Company's licensing arrangements with Tay, see "Note 3 - Strategic Agreements."

The Company is a Delaware corporation, has its principal executive offices in Bridgewater, New Jersey and operates as one business segment.
Reverse stock split and recasting of per-share amounts
On February 8, 2023, the Company's board of directors approved a 1-for-18 reverse stock split of its outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:01 p.m. Eastern time. At the effective time, every 18 issued and outstanding shares of the Company's common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and in lieu thereof, each holder of fractional shares was entitled to receive a cash payment (without interest or deduction) from the Company’s transfer agent in an amount equal to such holder’s respective pro rata share of the total net proceeds from the Company’s transfer agent's sale of all fractional shares at the then-prevailing prices on the open market. A proportionate adjustment was also made to the maximum number of shares issuable under the Company’s 2019 Equity Incentive Plan, 2018 Omnibus Incentive Plan and 2019 Employee Share Purchase Plan. The number of authorized shares of the Company's common stock and the par value of each share of common stock remained unchanged.
Unless noted, all common stock and per share amounts contained in the unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the 1-for-18 reverse stock split.
Securities Purchase Agreement
On October 27, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional and other accredited investors (collectively, the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement transaction (the “Private Placement”) (i) 10,652,543 shares of the Company’s common stock and (ii) with respect to certain Purchasers, Pre-Funded Warrants to purchase 28,614,437 shares of common stock in lieu thereof (the “Pre-Funded Warrants”). The purchase price per share of common stock was $2.245 per share (the “Stock Purchase Price”) and the purchase price for the Pre-Funded Warrants was the Stock Purchase Price minus $0.0001 per Pre-Funded Warrant. On November 1, 2023, the Company received gross proceeds of $88.2 million from the Private Placement, before deducting fees to the placement agent and offering expenses payable by the Company. This transaction resulted in $5.5 million of issuance costs and net proceeds of $82.7 million.
Liquidity and Capital Resources
As of March 31, 2024, the Company had cash, cash equivalents, restricted cash and marketable securities of $86.0 million and an accumulated deficit of $697.6 million. The Company had no outstanding debt as of March 31, 2024. For the three months ended March 31, 2024, the Company incurred a net loss of $6.2 million and used $8.0 million of cash in operations. Other than in connection with its legacy commercial business, the Company has funded its operations primarily through private and public placements of its equity, debt and warrants and through fees, cost reimbursements and payments received from its licensees. The Company has incurred losses and experienced negative operating cash flows since its inception and anticipates that it will continue to incur losses until such a time when its product candidates, if approved, are commercially successful, if at all. The Company will not generate any revenue from any current or future product candidates unless and until it obtains regulatory approval and commercializes such products.
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
In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its unaudited interim condensed consolidated financial statements are issued. The Company believes its existing cash, cash equivalents, restricted cash and marketable securities are sufficient to fund its operating and capital expenditure requirements for a period of at least 12 months from the date of issuance of these unaudited interim condensed consolidated financial statements.
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
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 1, 2024.
The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024.
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
d.Cash and cash equivalents

The Company considers cash equivalents to be all short-term, highly liquid investments, which include short-term bank deposits, treasury bills and money market funds with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.
e.Restricted cash
As of each of March 31, 2024 and December 31, 2023, the Company had restricted cash of $0.1 million representing bank guarantees.
f.Marketable securities
Marketable securities with original maturities of greater than three months and remaining maturities of less than one year from the balance sheet date are classified as short-term. Marketable securities with remaining maturities of greater than one year from the balance sheet date are classified as long-term.

The Company classifies all marketable securities as available-for-sale debt securities. The Company’s marketable securities are measured and reported at fair value using either quoted prices in active markets for identical securities or quoted prices in markets that are not active for identical or similar securities. Unrealized gains and losses are reported as a separate component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses, if any, are included in other income, net within the consolidated statement of operations and comprehensive loss.
g.Revenue Recognition
The Company accounts for its revenue transactions under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. In accordance with ASC Topic 606, the Company recognizes revenues when its customers obtain control of its product for an amount that reflects the consideration it expects to receive from its customers in exchange for that product. To determine revenue recognition for contracts that are determined to be in scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when such performance obligation is satisfied.
As a result of the disposition of the MST Franchise in January 2022, the Company no longer has any revenue generating products; however, it still may receive royalty revenues from the sale of specified products (see "Note 4 - Discontinued Operations").
Royalty Revenues and Collaboration Agreements
The Company is entitled to royalty payments with respect to sales of a product developed by a customer in collaboration with the Company. This product was not part of the MST Franchise that was sold in January 2022. Royalties are recognized as revenue when the product is sold by the customer. Revenues of $0.1 million were recorded for both the three months ended March 31, 2024 and 2023.

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
Product Sales Provisions

Provisions for distribution fees, trade discounts and chargebacks are reflected as a reduction to trade receivables, net on the unaudited condensed consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the unaudited condensed consolidated balance sheet. The revenue reserve accrual was $2.4 million and $2.3 million as of March 31, 2024 and December 31, 2023, respectively. Under the terms of the Asset Purchase Agreement, the Company retained and is responsible for historical liabilities of the commercial business operations based on events occurring prior to the sale other than those liabilities expressly assumed by Journey.
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
Contract Assets and Contract Liabilities

The Company did not have any contract assets (unbilled receivables) related to product sales as of March 31, 2024 or December 31, 2023, as customer invoicing generally occurred before or at the time of revenue recognition. The Company did not have any contract assets (unbilled receivables) related to its license revenues as of March 31, 2024 or December 31, 2023.

The Company did not have any contract liabilities as of March 31, 2024 or December 31, 2023, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
h.Collaboration arrangements
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

i.Research and development costs
Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of clinical trials, clinical trial supplies, salaries, stock-based compensation expenses, payroll taxes and other employee benefits, lab expenses, consumable equipment and consulting fees. All costs associated with research and development are expensed as incurred.
j.Credit losses
An allowance is maintained for potential credit losses in accordance with accounting standards update ("ASU") No. 2016-13, Financial Instruments - Credit Losses. The Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and credit losses. Credit losses were not material for the three months ended March 31, 2024 and 2023.
k.Fair value measurement
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
Level 2:    Observable prices that are based on inputs not quoted on active markets but corroborated by market data or active market data of similar or identical assets or liabilities.
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
l.Net loss per share
Net loss per share, basic and diluted, is computed on the basis of the net loss from continuing operations for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of shares of common stock and of common stock equivalents outstanding when dilutive.
The following stock options, restricted stock units (“RSUs”) and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (data presented as number of shares):

	March 31,
	2024	2023
Outstanding stock options and RSUs	2,210,974	290,121
Warrants	27,509	27,509
m.Discontinued operations
The Company accounted for the sale of the MST Franchise in accordance with ASC 205, Discontinued Operations, and ASU No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. The Company followed the held-for-sale criteria as defined in ASC 360 Property, Plant and Equipment and ASC 205. ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the unaudited condensed consolidated statements of operations. Assets and liabilities are also reclassified into separate line items on the related unaudited condensed consolidated balance sheets for the periods presented. Non-cash items presented in the statement of cash flows and related to discontinued operations are presented in "Note 4 - Discontinued Operations". ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.

Due to the sale of the MST Franchise during the first quarter of 2022, in accordance with ASC 205, the Company has classified the results of the MST Franchise as discontinued operations in its unaudited condensed consolidated statements of operations and cash flows for all periods presented (see "Note 4 - Discontinued Operations"). All disposed assets and liabilities associated with the MST Franchise were therefore classified as assets and liabilities of discontinued operations in the Company's unaudited condensed consolidated balance sheets for the periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted.
n.Concentration of credit risks
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, restricted cash, marketable securities and accounts receivable. The Company deposits cash and cash equivalents with highly rated financial institutions and, as a matter of policy, limits the amounts of credit exposure to any single financial institution. In addition, all marketable securities carry a high credit rating or are government insured. The Company has not experienced any material credit losses in these accounts and does not believe it is exposed to significant credit risk on these instruments.
Existing royalty receivables relate to one customer, but do not present a credit risk due to their immaterial nature. Restricted cash as of March 31, 2024 was $0.1 million, which does not present a credit risk due to its immaterial nature.
o.Employee Retention Tax Credit
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing numerous tax provisions and other stimulus measures, including employee retention tax credits (“ERTC”). The ERTC was a refundable tax credit against certain employment taxes for qualifying businesses retaining employees on their payroll during the COVID-19 pandemic and allowed eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they paid to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. During 2022, the Company filed returns with the Internal Revenue Service (IRS) and claimed credits totaling $1.3 million. During the first quarter of 2023, the Company received the full $1.3 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company has accounted for the ERTC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The ERTC filings remain open to examination by the IRS until April 2025, and as such the Company has recorded the $1.3 million received within other liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2024 until such a time that the Company has reasonable assurance that the conditions associated with the grants have been met.
p.Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income, net in the statements of operations. As of March 31, 2024 and December 31, 2023, all of the Company's outstanding warrants were equity-classified warrants.
q.Newly issued and recently adopted accounting pronouncements
Recent Accounting Guidance Issued:
In June 2016, the FASB issued Accounting Standard Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), which requires companies to measure credit losses of financial instruments, including customer accounts receivable and marketable securities, utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional Accounting Standard Updates to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. As a smaller reporting company, the Company adopted ASU 2016-13 as of January 1, 2023, and there was no material impact on the unaudited condensed consolidated financial statements upon adoption.
In December 2022, the FASB issued Accounting Standards Update No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" (ASU 2022-06), which provides extension of the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact of ASU 2020-04 and ASU 2022-06 on its unaudited condensed consolidated financial statements. Currently, the Company does not expect the adoption of the new standard to have a material impact on the unaudited condensed consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)—Improvements to Income Tax Disclosures" (ASU 2023-09), which is intended to enhance the transparency and decision usefulness of income tax disclosures. Public business entities are required to adopt this standard for annual fiscal periods beginning after December 31, 2024 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its unaudited condensed consolidated financial statements and related disclosures.

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

Under the terms of the Option Agreement, the Company's option (the "Oral Option") with respect to the Oral BETi Compounds was to expire on June 30, 2022 (the "Option Term"), but in June 2022, the Company and Tay entered into a Letter Agreement (the “Letter Agreement”) to extend the Option Term to February 28, 2023. Pursuant to the terms of the Letter Agreement, the Company paid Tay $386,366 (£300,000) on June 28, 2022 to extend the Option Term. In addition, on August 29, 2022, the Company made a second payment of $997,407 (£850,000) pursuant to the terms of the Letter Agreement following the discovery of potential Oral BETi Compounds for further development. Both payments were recorded as research and development expense. On February 27, 2023, the parties entered into an additional Letter Agreement (the "Second Letter Agreement") pursuant to which the Option Term was extended to April 30, 2023. As consideration for the extension of the Option Term, the Company paid Tay $250,000 upon the execution of the Second Letter Agreement. Per the terms of the Second Letter Agreement, this fee was deducted from the upfront fee paid by the Company to Tay following the Company's exercise of the Oral Option, as described below.

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
NOTE 4 – DISCONTINUED OPERATIONS
The Company determined that the sale of the MST Franchise represented a strategic shift that had a major effect on the business and therefore the MST Franchise met the criteria for classification as discontinued operations. Accordingly, the MST Franchise is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development, marketing, and general and administrative expenses in discontinued operations include corporate costs incurred directly to solely support the MST Franchise.
For the three months ended March 31, 2024 and 2023 the loss from discontinued operations, net of income taxes was $8.0 thousand and $10.0 thousand, respectively, and consisted solely of general and administrative expenses.
There were no non-cash items related to discontinued operations for the three months ended March 31, 2024 and 2023.
The milestone payments for sales of ZILXI, AMZEEQ and FCD105 represent contingent consideration. Contingent consideration has been accounted for as a gain contingency in accordance with ASC 450, Contingencies, and will be recognized in earnings in the period when realizable.

NOTE 5 – FAIR VALUE MEASUREMENTS
The Company’s financial assets that are measured at fair value as of March 31, 2024 and December 31, 2023 are classified in the tables below in one of the three categories described in “Fair value measurement” in "Note 2 - Significant Accounting Policies” above:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19,065	$—	$—	$19,065
Marketable securities	—	66,885	—	66,885
Total assets	$19,065	$66,885	$—	$85,950

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$20,353	$10,267	$—	$30,620
Marketable securities	—	62,633	—	62,633
Total assets	$20,353	$72,900	$—	$93,253
Other financial instruments consist of trade receivables, trade payables and accrued expenses. The fair value of these financial instruments approximates their carrying value due to their short-term nature. In determining the fair value of its Level 2 investments, the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.
NOTE 6 – MARKETABLE SECURITIES
As of March 31, 2024 and December 31, 2023, marketable securities consisted of U.S. Government and agency bonds as well as U.S. Treasury bills.
The following table sets forth the Company’s marketable securities:

	March 31,	December 31,
(in thousands)	2024	2023
U.S. Government and agency debt securities	$42,449	$31,886
U.S. Treasury bills	24,436	30,747
Total	$66,885	$62,633
As of March 31, 2024 and December 31, 2023, the amortized cost, gross unrealized gains, gross unrealized losses and fair value were as follows:

	March 31, 2024
(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency debt securities	$42,514	$—	$(65)	$42,449
U.S. Treasury bills	24,441	—	(5)	24,436
Total	$66,955	$—	$(70)	$66,885

	December 31, 2023
(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency debt securities	$31,866	$30	$(10)	$31,886
U.S. Treasury bills	30,742	5	—	30,747
Total	$62,608	$35	$(10)	$62,633
As of March 31, 2024, $66.9 million of the marketable securities were in an unrealized loss position. As of December 31, 2023, $62.6 million of the marketable securities were in an unrealized gain position. The Company determined that unrealized gains and losses on marketable securities were primarily due to interest rate changes. No allowance for credit losses related to any of these securities was recorded for the periods ended March 31, 2024 and December 31, 2023. All maturities are less than 12 months.
NOTE 7 – MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Preferred stock
As of March 31, 2024, the Company's Amended and Restated Certificate of Incorporation (as amended, the "Certificate of Incorporation") authorized the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of March 31, 2024 and December 31, 2023.
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
On November 11, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mutual Fund Series Trust, on behalf of AlphaCentric LifeSci Healthcare Fund ("AlphaCentric"), pursuant to which the Company issued on November 14, 2022, in a private placement transaction, an aggregate of 3,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred”), for an aggregate subscription amount equal to $300,000. This transaction resulted in $89,000 of issuance costs and net proceeds of $211,000.
The Company determined that the Series A Preferred should be classified as Mezzanine Equity (temporary equity outside of permanent equity) because the Series A Preferred more closely aligned with debt as the intent was for redemption by either the holder or the Company due to the favorable redemption terms.

The Purchase Agreement required that the Company convene a meeting of its stockholders for the purpose of presenting a proposal (the “Proposal”) authorizing the Company's board of directors to approve a reverse stock split of its outstanding common stock, with the recommendation of the board of directors that the Proposal be approved, and that the Company use reasonable best efforts to obtain approval of the Proposal. The meeting was convened on January 12, 2023, and the Proposal was approved.

Additionally, the Purchase Agreement contained customary representations, warranties and agreements of the Company and AlphaCentric, and customary indemnification rights and obligations of the parties.

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
On January 17, 2023, the Company redeemed all outstanding shares of its Series A Preferred, for an aggregate of $360,000 paid to AlphaCentric. The redemption payment represented 120% of the stated value of the Series A Preferred Stock pursuant to the Certificate of Designation.

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
On February 8, 2023, the Company's Board of Directors approved a 1-for-18 reverse stock split of the Company's outstanding shares of common stock. The reverse stock split was effected on February 10, 2023. At the effective time, every 18 issued and outstanding shares of the Company's common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and in lieu thereof, each holder of fractional shares was entitled to receive a cash payment (without interest or deduction) in an amount equal to such holder’s respective pro rata share of the total net proceeds from the Company’s transfer agent's sale of all fractional shares at the then-prevailing prices on the open market. The number of authorized shares of the Company's common stock and the par value of each share of common stock remained unchanged.
Unless noted, all common stock and per share amounts contained in the unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the 1-for-18 reverse stock split.
Issuances of common stock
At-the-Market Equity Offering Program
On August 12, 2021, the Company entered into a sales agreement (the "Cantor Sales Agreement") with Cantor Fitzgerald to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald would act as the Company's sales agent. Cantor Fitzgerald was entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the Cantor Sales Agreement. During the three months ended March 31, 2023, the Company issued and sold 34,589 shares of common stock at a weighted average per share price of $4.52 pursuant to the Cantor Sales Agreement for $0.2 million in net proceeds. The Company did not sell any shares of Common Stock under the Cantor Sales Agreement during the three months ended March 31, 2024. On February 27, 2024, the Company delivered notice to Cantor Fitzgerald to terminate the Cantor Sales Agreement. The Company cannot make any future sales of its common stock pursuant to the Cantor Sales Agreement.

On March 1, 2024, the Company entered into a sales agreement (the “Cowen Sales Agreement”) with Cowen and Company, LLC as sales agent (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company's common stock through Cowen in an at-the-market offering having an aggregate offering price up to $50.0 million. Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold under the Cowen Sales Agreement. The Company did not sell any shares of common stock under the Cowen Sales Agreement during the three months ended March 31, 2024.
Private Placement
On October 27, 2023, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue to the Purchasers in a Private Placement (i) 10,652,543 shares of the Company’s common stock and (ii) with respect to certain Purchasers, Pre-Funded Warrants to purchase 28,614,437 shares of common stock in lieu thereof. The Stock Purchase Price was $2.245 per share and the purchase price for the Pre-Funded Warrants was the Stock Purchase Price minus $0.0001 per Pre-Funded Warrant. On November 1, 2023, the Company received gross proceeds of $88.2 million from the Private Placement, before deducting fees to the placement agent and offering expenses payable by the Company. This transaction resulted in $5.5 million of issuance costs and net proceeds of $82.7 million.
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
As of December 31, 2023, 131,843 of Pre-Funded Warrants were cashless exercised. During the three months ended March 31, 2024, 200,000 of Pre-Funded Warrants were cashless exercised. At March 31, 2024, 28,282,594 Pre-Funded Warrants remained outstanding.
Other Warrants
As of March 31, 2024 and December 31, 2023, the Company had warrants to purchase an aggregate of 27,509 shares of the Company’s common stock outstanding, with an exercise price of $8.40, and an expiration date of July 29, 2026. These warrants were issued by Foamix (as defined below) in connection with a financing in July 2019 and were subsequently assumed by the Company in connection with the Merger (as defined below). Pursuant to the warrant certificate, the exercise price of the warrant will be proportionally adjusted in the event that the Company issues common stock at a price per share less than the exercise price (the "Down Round Feature"). In the event that the Down Round Feature is triggered, the Company must calculate the difference between the warrants’ fair value, using the Black-Scholes-Merton option-pricing model, before and after the Down Round Feature was triggered using the original exercise price and the new exercise price. The exercise price will be adjusted in the event the Company issues additional shares of common stock below the then-current exercise price, in accordance with the terms of the warrants.
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
NOTE 8 – STOCK-BASED COMPENSATION
2023 Equity Incentive Plan:
The Company maintains the 2023 Equity Incentive Plan (the "2023 Plan") and previously maintained the 2019 Equity Incentive Plan (the “2019 Plan”) and 2018 Omnibus Incentive Plan (the "2018 Plan"). Following stockholder approval in December 2023, any shares then available for future grant under the 2019 Plan and 2018 Plan were allocated to the 2023 Plan. As of March 31, 2024, 120,168 shares remained issuable under the 2023 Plan, and no further grants will be made under the 2018 Plan or 2019 Plan.
2024 Inducement Plan:

On February 28, 2024, the Board approved the Company's 2024 Inducement Plan (the "Inducement Plan"). Pursuant to the Inducement Plan and Nasdaq Listing Rule 5635(c)(4), the Company is permitted to grant equity awards as an inducement material to an individual's entering into employment with the Company, subject to certain conditions ("Inducement Grants"). As of March 31, 2024, there were 500,000 shares available for future Inducement Grants.
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
As of March 31, 2024, 101,202 shares remained available for grant under the ESPP.
For both the three months ended March 31, 2024 and 2023, no shares were issued to employees pursuant to the ESPP.
Options and Restricted Stock Units ("RSUs") granted to employees and directors:
For the three months ended March 31, 2024, the Company granted options and RSUs to employees and directors as follows.

	Three Months Ended March 31, 2024
	Award amount	Exercise price range	Vesting period	Expiration

Options	575,000	$2.33	1 year - 4 years	10 years
RSUs	435,000	$—	4 years	—
During the three months ended March 31, 2024, the fair value of options and RSUs granted to employees and directors was $2.1 million.
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
The underlying data used for computing the fair value of the options are as follows:

Three Months Ended March 31,
2024
Fair value of common stock	$1.88 - $1.94
Dividend yield	0%
Expected volatility	104.63% - 105.71%
Risk-free interest rate	3.95%
Expected term	6 years

Stock-based compensation expenses:
The following table illustrates the effect of stock-based compensation on the line items on the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development expenses	$163	$44
General and administrative	822	812
Total	$985	$856
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Litigation and contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of March 31, 2024, there were no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2024 and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. In this Quarterly Report on Form 10-Q, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to VYNE Therapeutics Inc.
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
Our lead program is VYN201, a locally administered pan-BD BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. In preclinical testing, VYN201 produced consistent reductions in pro-inflammatory and disease-related biomarkers and improvements in disease severity across a variety of inflammatory and fibrotic models. In November 2022, we initiated a Phase 1 clinical trial evaluating a topical formulation of VYN201 for the treatment of nonsegmental vitiligo. In the first quarter of 2023, we announced positive preliminary safety and tolerability, pharmacokinetic and hematology data from the Phase 1a portion of the trial. The first nonsegmental vitiligo patient was dosed in the Phase 1b portion of the trial in January 2023, and on October 30, 2023, we announced positive data from the Phase 1b trial, in which significant clinical improvement in F-VASI was observed in the 1% and 2% dose cohorts after 16 weeks of treatment. We expect to enroll the first subject in the Phase 2b trial for VYN201 in the second quarter of 2024. The Phase 2b trial for VYN201 in nonsegmental vitiligo will be a randomized, double-blind, vehicle-controlled trial evaluating the efficacy, safety and pharmacokinetics of once-daily VYN201 gel in three dose cohorts (1%, 2% and 3% concentrations) compared to vehicle for 24 weeks, followed by a 28-week active treatment extension. We expect to enroll approximately 40 patients in each arm and to report top-line results from the 24-week double-blind portion of the trial in mid-2025.

Our second program is VYN202, an oral small molecule BD2-selective BET inhibitor. VYN202 has been designed to achieve potential class-leading selectivity (BD2 vs. BD1), maximum potency versus BD2 and optimal oral bioavailability. By maximizing BD2 selectivity, we believe VYN202 has the potential to be a more conveniently administered non-biologic treatment option for both acute control and chronic management of immuno-inflammatory indications, in which the damaging effects of unrestricted inflammatory signaling activity are common. We received a notification from the U.S. Food and Drug Administration in May 2024 that our clinical trial for VYN202 may proceed. We expect to dose the first healthy volunteers in a Phase 1a single ascending dose/multiple ascending dose trial in the second quarter of 2024, with top-line results anticipated in the second half of 2024. If the Phase 1a trial is successfully completed, we plan to initiate Phase 1b trials in subjects with moderate-to-severe plaque psoriasis and moderate-to-severe adult-onset rheumatoid arthritis, with top-line results anticipated in the second half of 2025.
We intend to advance our product candidates through clinical development toward regulatory approval. As part of our strategy to maximize the value of our pipeline, we may partner with larger pharmaceutical companies to expand and accelerate the development of our programs and explore therapeutic areas outside of our core focus in immunology.
Financial Overview
We have incurred net losses since our inception. Except from the period from 2020 to 2022, when we conducted commercial operations, our business activities have been primarily limited to developing product candidates, raising capital and performing research and development activities. As of March 31, 2024, we had an accumulated deficit of $697.6 million. We recorded net losses of $6.2 million and $5.6 million for the three months ended March 31, 2024 and 2023, respectively.
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

Business and Macroeconomic Conditions
Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including inflation, interest rates, financial market volatility and uncertainty, the impact of war or military conflict, including the wars in Ukraine and the Middle East, rising tensions between China and Taiwan and the response thereto, public health pandemics, and supply chain disruptions. Adverse effects of these large macroeconomic conditions have been prevalent in many of the areas where we, our contract research organizations, suppliers or third-party business partners conduct business and as a result, we have experienced disruptions and may continue to experience more pronounced disruptions in our operations. In addition, financial markets have experienced a period of high volatility due to these macroeconomic factors. The persistence of this volatility may impact our ability to engage in capital market activities and adequately fund our operations. As of the filing date of this Quarterly Report on Form 10-Q, the extent to which these macroeconomic events and conditions may impact our financial condition, results of operations or liquidity is uncertain. The effect of these macroeconomic events and conditions may not be fully reflected in our results of operations and overall financial performance until future periods. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section of our most recent Annual Report on Form 10-K captioned “Risk Factors.”
Developments and License Agreements
Agreements with Tay
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
Components of Operating Results
Revenues
Historically, we have generated revenues under development and license agreements, including royalty payments from sales of Finacea foam. We previously licensed the rights to Finacea to LEO Pharma A/S ("LEO Pharma"). This license was not part of the sale of our commercial business to Journey. Royalty revenues for both the three months ended March 31, 2024 and 2023 were $0.1 million from LEO Pharma in connection with sales of Finacea.
Operating Expenses
Research and Development Expenses
Our research and development expenses primarily relate to the development of VYN201 and VYN202. We charge all research and development expenses to operations as they are incurred.
Our total research and development expenses for the three months ended March 31, 2024 and 2023 were $3.7 million and $2.7 million, respectively.
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
•costs associated with the creation, development and protection of intellectual property; and
•other costs associated with preclinical and clinical activities and regulatory operations.
General and Administrative Expenses
Our general and administrative expenses for the three months ended March 31, 2024 and 2023 were $3.8 million and $3.2 million, respectively.
Our general and administrative expenses consist principally of:
•employee-related expenses, including salaries, benefits and related expenses, including stock-based compensation expenses;
•professional fees for legal, auditing, tax and other consulting expenses; and
•facility, insurance, information technology and travel expenses.
Other Income, net
Other income, net primarily consists of interest earned on our cash, cash equivalents and marketable securities.

Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2023, we had federal and state net operating loss carryforwards of $331.1 million and $41.7 million, respectively, of which $44.3 million will begin to expire in 2031 for federal and $21.3 million will begin to expire in 2040 for state purposes. As of December 31, 2023, we had federal research and development tax credit carryforwards of $6.9 million, which will begin to expire in 2031. We have no state research and development tax credit carryforwards. As of December 31, 2023, we had $307.2 million in federal and state NOLs with no limited period of use. There were no significant updates through March 31, 2024.
NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. State NOLs and tax credit carryforwards may be subject to similar limitations under state laws. We have not completed a Section 382 study through March 31, 2024; however, we may have experienced ownership changes in the past, including in connection with the 2020 merger between Menlo Therapeutics (our predecessor company) and Foamix Pharmaceuticals Ltd. Our private placement transaction in November 2023 also likely resulted in an ownership change for purposes of Section 382. We may experience ownership changes in the future as a result of the subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use the NOL and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.
Results of Operations
Comparison of the Three-Month Periods Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2024	2023	$	%
Revenues
Royalty revenues	$98	$99	$(1)	(1.0)%
Total revenues	98	99	(1)	(1.0)%

Operating expenses:
Research and development	3,708	2,734	974	35.6%
General and administrative	3,770	3,240	530	16.4%
Total operating expenses	7,478	5,974	1,504	25.2%
Operating loss	(7,380)	(5,875)	1,505	25.6%
Other income, net	1,139	263	876	*
Loss from continuing operations before income taxes	(6,241)	(5,612)	629	11.2%
Income tax expense	—	—	—	*
Loss from continuing operations	(6,241)	(5,612)	629	11.2%
Loss from discontinued operations, net of income taxes	(8)	(10)	(2)	(20.0)%
Net loss	$(6,249)	$(5,622)	$627	11.2%
* Percentage not meaningful.
Revenues
Revenues totaled $0.1 million for each of the three months ended March 31, 2024 and 2023, consisting of royalty revenue from our royalty agreement with LEO Pharma.

Research and Development Expenses
Our research and development expenses for the three months ended March 31, 2024 were $3.7 million, representing an increase of $1.0 million, or 35.6%, compared to $2.7 million for the three months ended March 31, 2023. The increase was primarily driven by preparatory activities for the Phase 1 trials for VYN202 and Phase 2b trial for VYN201 of $0.7 million and $0.3 million, respectively.
General and Administrative Expenses
Our general and administrative expenses for the three months ended March 31, 2024 were $3.8 million, representing an increase of $0.5 million, or 16.4%, compared to $3.2 million for the three months ended March 31, 2023. The increase was primarily driven by $0.3 million of consulting and professional fees and $0.2 million of employee-related expenses.
Other Income, Net
Other income, net for the three months ended March 31, 2024 and March 31, 2023 was $1.1 million and $0.3 million, respectively, and related to interest income earned on cash, cash equivalents, and marketable securities.
Loss from Discontinued Operations, Net of Income Taxes
Due to the sale of the MST Franchise during the first quarter of 2022, in accordance with ASC 205, Discontinued Operations, we have classified the results of the MST Franchise as discontinued operations in our consolidated statements of operations for all periods presented. See "Note 4 - Discontinued Operations" in the unaudited interim condensed consolidated financial statements.
Liquidity and Capital Resources

Sources of Liquidity

Since the sale of the MST Franchise, we have not generated any revenue from product sales. In addition, we have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our product candidates, if approved, are commercially successful, if at all. We will not generate any revenue from any current or future product candidates unless and until we obtain regulatory approval and commercialize such products. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. See the section titled “Risk Factors” in our most recent Annual Report on Form 10-K, as may be updated by this Quarterly Report on Form 10-Q, for additional risks associated with our substantial capital requirements.

As of March 31, 2024, we had cash, cash equivalents, restricted cash and marketable securities of $86.0 million and an accumulated deficit of $697.6 million. We had no outstanding debt as of March 31, 2024. For the three months ended March 31, 2024, we incurred a net loss of $6.2 million and used $8.0 million of cash in operations. Based on our current operating plan, we believe our existing cash, cash equivalents, restricted cash and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period of at least 12 months from the date of issuance of the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our sources of funding for both the three months ended March 31, 2024 and 2023 are further evaluated in the cash flow section below. We have no current indebtedness and no ongoing material financial commitments that may affect our liquidity over the next five years.
Future Funding Requirements

We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, that will occur. Until we can generate significant revenue from product sales, if ever, we will continue to require substantial additional capital to develop our current and future product candidates and fund operations for the foreseeable future. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and studies and initiate clinical trials. We are subject to all the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.

In order to complete the development of VYN201 and VYN202, or any future product candidates, we will require substantial additional capital. Accordingly, we expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation, voting or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all.

In addition, the amount of proceeds we may be able to raise pursuant to our shelf registration statement on Form S-3 is limited. As of the filing of this Quarterly Report on Form 10-Q, we are subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these rules, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of common stock using our Form S-3 until such time as our public float exceeds $75.0 million. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from recent bank failures, other general macroeconomic conditions and otherwise. The failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to delay, reduce or curtail our research or product development efforts. We cannot provide assurance that we will ever generate positive cash flow from operating activities.

Our present and future funding requirements will depend on many factors, including the following:

•the scope, timing, progress, results, and costs of researching and developing VYN201 and VYN202, and conducting clinical trials, including larger and later-stage trials;
•the scope, timing, progress, results, and costs of preclinical studies and clinical trials for any other current and future programs;
•the time and costs involved in obtaining regulatory approval for our other pipeline product candidates and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to any of these product candidates;
•terms and timing of any acquisitions, collaborations or other arrangements;
•the cost and timing of attracting, hiring, and retaining skilled personnel to support our operations;
•the number of potential new products we identify and decide to develop;
•the costs involved in filing and prosecuting patent applications and obtaining, maintaining and enforcing patents or defending against claims or infringements raised by third parties, and license royalties or other amounts we may be required to pay to obtain rights to third party intellectual property rights; and
•the costs associated with operating as a public company.

A change in the outcome of any of these or other factors with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. In addition, we based projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash (used in) / provided by:
Operating activities	$(7,982)	$(5,478)
Investing activities	$(3,569)	$5,000
Financing activities	$(4)	$(217)
Net Cash Used in Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities was $8.0 million and primarily reflected our net loss of $6.2 million adjusted for non-cash stock-based compensation expense of $1.0 million, partially offset by the amortization of premium or discount on marketable securities of $0.8 million. The remainder of the cash used in operations was driven by the net changes in operating assets and liabilities.
During the three months ended March 31, 2023, net cash used in operating activities was $5.5 million and primarily reflected our net loss of $5.6 million adjusted for the $0.9 million of non-cash stock-based compensation. The remainder of the cash used in operations was driven by the net change in operating assets and liabilities.
Net Cash (Used In) Provided by Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities was $3.6 million and consisted of $15.2 million paid for the purchase of marketable securities, partially offset by $11.6 million of proceeds received from the sale and maturity of marketable securities.
During the three months ended March 31, 2023, net cash provided by investing activities was $5.0 million which represented the deferred payment received from Journey in January 2023.
Net Cash Used in Financing Activities
During the three months ended March 31, 2024, net cash used in financing activities was immaterial.
During the three months ended March 31, 2023, net cash used in financing activities was $0.2 million and consisted of $0.4 million paid for the redemption of convertible preferred stock, partially offset by $0.2 million of proceeds received related to the issuance of common stock.
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
Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 1, 2024. There have been no material changes to these policies for the three months ended March 31, 2024.
Off-Balance Sheet Arrangements
We are not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued and Adopted Accounting Pronouncements
See “Newly issued and recently adopted accounting pronouncements (q)” in "Note 2 - Significant Accounting Policies” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and Item 10 of Regulation S-K. As such, we are not required to provide the information set forth in this item.
Item 4. Controls and Procedures.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of March 31, 2024. Based on such evaluation, those officers have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation or other legal proceedings relating to claims that we consider to be arising in the ordinary course of our business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.
Item 1A. Risk Factors.
Information about our risk factors is contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 1, 2024. As of March 31, 2024, there have been no material changes in our risk factors from those disclosed in that report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In March 2024, we issued an aggregate of 199,991 shares of common stock upon the exercise of Pre-Funded Warrants pursuant to a net exercise mechanism. Each Pre-Funded Warrant had an exercise price of $0.0001 per share. The issuances of the shares of common stock were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

Item 6.  Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Amended and Restated Certificate of Incorporation.	10-K	3/17/2022	3.1

3.1(b)	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock.	10-Q	11/14/2022	3.1(b)

3.1(c)	Certificate of Elimination	8-K	1/17/2023	3.1

3.1(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	2/10/2023	3.1

3.2	Amended and Restated Bylaws.	10-Q	11/14/2022	3.2

10.1	Sales Agreement, dated as of March 1, 2024, by and between VYNE Therapeutics Inc. and Cowen and Company, LLC.	10-K	3/1/2024	10.3

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	The cover page of VYNE Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included within Exhibit 101 attachments).
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
Dated: May 9, 2024

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Tyler Zeronda
Tyler Zeronda Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)