Form 10-Q
period 2024-06-30
VYNE Therapeutics Inc.
filed 2024-08-14
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
Yes  ☐ No  ☒
As of August 7, 2024, there were 14,749,397 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•our ability to enroll patients and successfully complete, and receive favorable results from, clinical trials of our product candidates;
•regulatory requirements or developments, and our ability to obtain necessary approvals from the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities for our product candidates;
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
•legislative, regulatory, political and geopolitical developments beyond our control, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy, instability in financial institutions, the ongoing conflict in Ukraine, conflict in the Middle East, rising tensions between China and Taiwan and the potential impact of the proposed BIOSECURE Act;
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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$29,609	$30,620
Restricted cash	46	54
Investment in marketable securities	48,492	62,633
Prepaid and other current assets	5,629	2,656
Total Current Assets	83,776	95,963
Non-current Assets:
Operating lease right-of-use assets	151	207
Non-current prepaid expenses and other assets	2,721	1,515
Total Non-current Assets	2,872	1,722
Total Assets	$86,648	$97,685

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables	$4,516	$1,659
Accrued expenses	5,069	4,119
Employee related obligations	736	1,645
Operating lease liabilities	120	115
Other current liabilities	1,313	—
Total Current Liabilities	11,754	7,538
Long-term Liabilities:
Non-current operating lease liabilities	25	99
Other liabilities	—	1,313
Total Long-term Liabilities	25	1,412
Total Liabilities	11,779	8,950

Commitments and Contingencies

Stockholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized at June 30, 2024 and December 31, 2023; 14,536,124 and 14,098,888 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	781,917	780,044
Accumulated other comprehensive (loss) income	(58)	26
Accumulated deficit	(706,991)	(691,336)
Total Stockholders' Equity	74,869	88,735
Total Liabilities and Stockholders’ Equity	$86,648	$97,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Royalty revenues	$198	$135	$296	$234
Total revenues	198	135	296	234

Operating expenses:
Research and development	7,306	7,233	11,014	9,967
General and administrative	3,288	3,220	7,058	6,460
Total operating expenses	10,594	10,453	18,072	16,427
Operating loss	(10,396)	(10,318)	(17,776)	(16,193)
Other income, net	1,001	280	2,140	543
Loss from continuing operations before income taxes	(9,395)	(10,038)	(15,636)	(15,650)
Income tax expense	—	—	—	—
Loss from continuing operations	(9,395)	(10,038)	(15,636)	(15,650)
Loss from discontinued operations, net of income taxes	(11)	(20)	(19)	(30)
Net loss	$(9,406)	$(10,058)	$(15,655)	$(15,680)

Loss per share from continuing operations, basic and diluted	$(0.22)	$(3.08)	$(0.37)	$(4.81)
Income (loss) per share from discontinued operations, basic and diluted	$0.00	$(0.01)	$0.00	$(0.01)
Loss per share, basic and diluted	$(0.22)	$(3.09)	$(0.37)	$(4.82)

Weighted average shares outstanding - basic and diluted	42,586	3,274	42,584	3,265

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities, net of tax of $0	12	—	(84)	—
Total other comprehensive gain (loss)	12	—	(84)	—
Comprehensive loss	$(9,394)	$(10,058)	$(15,739)	$(15,680)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Mezzanine Equity (Convertible Preferred Stock)		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders' Equity
	Number of shares	Amount	Number of Shares	Amount	Amount
BALANCE AT JANUARY 1, 2023	3,000	$211	3,229,704	$—	$693,937	$—	$(662,735)	$31,202
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	—	—	(15,680)	(15,680)
Vesting of restricted stock units, net of withholding for tax and shares issued under employee stock purchase plan	—	—	18,186	—	11	—	—	11
Stock-based compensation	—	—	—	—	1,732	—	—	1,732
Redemption of convertible preferred stock	(3,000)	(211)	—	—	—	—	(149)	(149)
Issuance of common stock in at-the-market offering, net of $5 in issuance costs	—	—	34,589	—	156	—	—	156
BALANCE AT JUNE 30, 2023	—	$—	3,282,479	$—	$695,836	$—	$(678,564)	$17,272

BALANCE AT JANUARY 1, 2024	—	$—	14,098,888	$1	$780,044	$26	$(691,336)	$88,735
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	—	—	(15,655)	(15,655)
Vesting of restricted stock units, net of withholding for tax and shares issued under employee stock purchase plan	—	—	10,686	—	3	—	—	3
Stock-based compensation	—	—	—	—	1,870	—	—	1,870
Cashless exercise of pre-funded warrants	—	—	426,550	—	—	—	—	—
Unrealized losses from marketable securities	—	—	—	—	—	(84)	—	(84)
BALANCE AT JUNE 30, 2024	—	$—	14,536,124	$1	$781,917	$(58)	$(706,991)	$74,869
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Mezzanine Equity (Convertible Preferred Stock)		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders' Equity
	Number of shares	Amounts	Number of Shares	Amounts	Amounts
BALANCE AT APRIL 1, 2023	—	$—	3,271,282	$—	$694,937	$—	$(668,506)	$26,431
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	—	—	(10,058)	(10,058)
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	—	—	11,197	—	23	—	—	23
Stock-based compensation	—	—	—	—	876	—	—	876
BALANCE AT JUNE 30, 2023	—	$—	3,282,479	$—	$695,836	$—	$(678,564)	$17,272
			—
BALANCE AT APRIL 1, 2024	—	$—	14,301,688	$1	$781,024	$(70)	$(697,585)	$83,370
CHANGES DURING THE PERIOD:
Net loss	—	—		—	—	—	(9,406)	(9,406)
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	—	—	7,877	—	8	—	—	8
Stock-based compensation	—	—	—	—	885	—	—	885
Cashless exercise of pre-funded warrants	—	—	226,559	—	—	—	—	—
Unrealized gains from marketable securities	—	—	—	—	—	12	—	12
BALANCE AT JUNE 30, 2024	—	$—	14,536,124	$1	$781,917	$(58)	$(706,991)	$74,869
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(15,655)	$(15,680)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,870	1,732
Amortization of premium or discount on marketable securities	(1,393)	—
Unrealized losses on cash equivalents	(1)	—
Changes in operating assets and liabilities:
Trade receivables, prepaid expenses and other assets and operating lease right-of-use assets	(4,124)	525
Trade payables, accrued expenses, employee related obligations and other long-term liabilities	2,909	(1,629)
Operating lease liabilities	(69)	—
Net cash used in operating activities	(16,463)	(15,052)
Cash Flows From Investing Activities:
Proceeds from the sale of the MST Franchise	—	5,000
Proceeds from sale and maturity of marketable securities	37,500	—
Purchases of marketable securities	(22,049)	—
Net cash provided by investing activities	15,451	5,000
Cash Flows From Financing Activities:
Proceeds related to issuance of common stock through at-the-market offerings, net of issuance costs	—	156
Redemption of convertible preferred stock	—	(360)
Withholdings from exercise of options and issuance of shares for stock-based compensation arrangements, net	(7)	(18)
Net cash used in financing activities	(7)	(222)
Decrease in cash, cash equivalents and restricted cash	(1,019)	(10,274)
Cash, cash equivalents and restricted cash at beginning of the period	30,674	30,975
Cash, cash equivalents and restricted cash at end of the period	$29,655	$20,701

Cash and cash equivalents	29,609	20,634
Restricted cash	46	67
Total cash, cash equivalents and restricted cash	$29,655	$20,701

Supplementary information on investing and financing activities not involving cash flows:
Issuance of vested shares under employee stock purchase plan	$11	$29
Accretion of preferred stock	$—	$149
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE Therapeutics Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

VYNE Therapeutics Inc. (the "Company") is a clinical-stage biopharmaceutical company focused on developing differentiated therapies to treat chronic inflammatory and immune-mediated conditions with high unmet need.

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

The Company's lead program is VYN201, a locally administered pan-bromodomain (“BD”) BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. In preclinical testing, VYN201 produced consistent reductions in pro-inflammatory and disease-related biomarkers and improvements in disease severity across a variety of inflammatory and fibrotic models. The Company announced positive results from a Phase 1b trial evaluating VYN201 in nonsegmental vitiligo in October 2023 and initiated a Phase 2b trial in nonsegmental vitiligo in June 2024.

The Company's second program is VYN202, an oral small molecule BD2-selective BET inhibitor. VYN202 has been designed to achieve potential class-leading selectivity and potency (BD2 vs. BD1). By maximizing BD2 selectivity, the Company believes VYN202 has the potential to be a more conveniently administered non-biologic treatment option for both acute control and chronic management of immuno-inflammatory indications, where the damaging effects of unrestricted inflammatory signaling activity are common. The Company initiated a Phase 1a single ascending dose/multiple ascending dose trial of VYN202 in June 2024.

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
Unless noted, all common stock and per share amounts contained in these unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the 1-for-18 reverse stock split.
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
Liquidity and Capital Resources
As of June 30, 2024, the Company had cash, cash equivalents, restricted cash and marketable securities of $78.1 million and an accumulated deficit of $707.0 million. The Company had no outstanding debt as of June 30, 2024. For the six months ended June 30, 2024, the Company incurred a net loss of $15.7 million and used $16.5 million of cash in operations. Other than in connection with its legacy commercial business that was sold in January 2022, the Company has funded its operations primarily through private and public placements of its equity, debt and warrants and through fees, cost reimbursements and payments received from its licensees. The Company has incurred losses and experienced negative operating cash flows since its inception and anticipates that it will continue to incur losses until such a time when its product candidates, if approved, are commercially successful, if at all. The Company will not generate any revenue from any current or future product candidates unless and until it obtains regulatory approval and commercializes such products.
If the Company's available cash, cash equivalents, restricted cash and marketable securities are insufficient to satisfy its liquidity requirements, the Company may need to raise additional capital to fund its operations. No assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, the Company may be required to suspend or forego certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, would adversely impact the Company’s ability to achieve its intended business objectives and have an adverse effect on its results of operations and future prospects. In addition, the amount of proceeds the Company may be able to raise pursuant to its currently effective shelf registration statement on Form S-3 is limited. As of the filing of this Quarterly Report on Form 10-Q, the Company is subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these rules, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of the Company's common stock held by its non-affiliates. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling shares of common stock using its Form S-3 until such time as the Company's public float exceeds $75.0 million.
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
The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024.

b.Principles of Consolidation
The unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.
c.Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of income and expenses during the reporting period. Significant items subject to such estimates and assumptions include research and development accruals. Actual results could differ from the Company’s estimates.
d.Cash and cash equivalents

The Company considers cash equivalents to be all short-term, highly liquid investments, which include short-term bank deposits, treasury bills and money market funds with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.
e.Restricted cash
At both June 30, 2024 and December 31, 2023, the Company had restricted cash of less than $0.1 million, representing bank guarantees.
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
Following the disposition of the MST Franchise in January 2022, the Company does not have any revenue generating products; however, the Company may receive royalty revenues from the sale of specified products (see "Note 4 - Discontinued Operations").
Royalty Revenues and Collaboration Agreements
The Company is entitled to royalty payments with respect to sales of a product developed by a customer in collaboration with the Company. This product was not part of the MST Franchise that was sold in January 2022. Royalties are recognized as revenue when the product is sold by the customer. For the three months ended June 30, 2024 and 2023, royalty revenues were $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2024 and 2023, royalty revenues were $0.3 million and $0.2 million, respectively.
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
Product Sales Provisions
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

Provisions for distribution fees, trade discounts and chargebacks related to the sales of AMZEEQ and ZILXI are reflected as a reduction to trade receivables, net on the unaudited condensed consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the unaudited condensed consolidated balance sheet. The revenue reserve accrual was $2.1 million and $2.3 million as of June 30, 2024 and December 31, 2023, respectively. Under the terms of the Asset Purchase Agreement, the Company retained and is responsible for historical liabilities of the commercial business operations based on events occurring prior to the sale other than those liabilities expressly assumed by Journey.
Contract Assets and Contract Liabilities

The Company did not have any contract assets (unbilled receivables) related to product sales as of June 30, 2024 or December 31, 2023, as customer invoicing generally occurred before or at the time of revenue recognition. Similarly, the Company did not have any contract assets (unbilled receivables) related to its royalty revenues as of June 30, 2024 or December 31, 2023.

The Company did not have any contract liabilities as of June 30, 2024 or December 31, 2023, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
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
i.Research and development expenses
All expenses associated with research and development are expensed as incurred. Research and development expenses include expenses directly attributable to conducting the Company's research and development programs, including expenses incurred under arrangements with third parties, such as contract research organizations, contract development and manufacturing organizations and consultants as well as the cost of clinical trials, clinical trial supplies, salaries, stock-based compensation expenses, payroll taxes and other employee benefits.
Expenses are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided by the service providers and vendors or the Company's estimate of the level of service that has been performed at each reporting date, whereas payments are dictated by the terms of each agreement, such as the successful enrollment of a certain number of patients, site initiation, and the completion of clinical trial milestones. As such, depending on the timing of payment relative to the receipt of goods or services, management may record prepaid expenses, accrued expenses, or other assets.

The Company makes estimates of accrued research and development expenses as of each balance sheet date in the unaudited condensed consolidated financial statements based on facts and circumstances known at that time. There may also be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing expenses, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services by a third party or contract research organization or the level of effort varies from the estimate, the Company adjusts the accrual or the amount of prepaid expenses accordingly. Although the Company does not expect estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting higher or lower amounts in any particular period. To date, there have not been any material adjustments to the Company’s prior estimates of accrued research and development expenses.
j.Credit losses
An allowance is maintained for potential credit losses in accordance with accounting standards update ("ASU") No. 2016-13, Financial Instruments - Credit Losses. The Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and credit losses. Credit losses were not material for the three and six months ended June 30, 2024 and 2023.
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

The Company has issued pre-funded warrants, which do not expire until they are exercised in full (see “Note 7 - Mezzanine Equity and Stockholders’ Equity”). Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified pre-funded warrants were immediately exercisable for little or no cash consideration, due to the non-substantive exercise price, all of the necessary conditions for issuance of the underlying common shares had been met when the pre-funded warrants were issued. Therefore, the underlying common shares should be included in the denominator for both the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2024.
The following stock options, restricted stock units (“RSUs”) and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (data presented as number of shares):

	June 30,
	2024	2023
Outstanding stock options and RSUs	2,206,595	280,134
Warrants	27,509	27,509
m.Concentration of credit risks
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
Existing royalty receivables relate to one customer, but do not present a credit risk due to their immaterial nature. Restricted cash as of June 30, 2024 was less than $0.1 million, which does not present a credit risk due to its immaterial nature.
n.Employee Retention Tax Credit
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing numerous tax provisions and other stimulus measures, including employee retention tax credits (“ERTC”). The ERTC was a refundable tax credit against certain employment taxes for qualifying businesses retaining employees on their payroll during the COVID-19 pandemic and allowed eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they paid to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. During 2022, the Company filed returns with the Internal Revenue Service (IRS) and claimed credits totaling $1.3 million. During the first quarter of 2023, the Company received the full $1.3 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company has accounted for the ERTC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The ERTC filings remain open to examination by the IRS until April 2025, and as such the Company has recorded the $1.3 million received within other current liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2024 until such a time that the Company has reasonable assurance that the conditions associated with the grants have been met.
o.Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income, net in the statements of operations. As of June 30, 2024 and December 31, 2023, all of the Company's outstanding warrants were equity-classified warrants.
p.Newly issued and recently adopted accounting pronouncements
Recent Accounting Guidance Issued:
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
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280)–Improvements to Reportable Segment Disclosures" (ASU 2023-07), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its unaudited condensed consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)—Improvements to Income Tax Disclosures" (ASU 2023-09), which is intended to enhance the transparency and decision usefulness of income tax disclosures. Public business entities are required to adopt this standard for annual fiscal periods beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its unaudited condensed consolidated financial statements and related disclosures.

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

The Company made a $0.5 million cash payment to Tay in connection with entering into the VYN201 License Agreement. Pursuant to the VYN201 License Agreement, the Company has agreed to make cash payments to Tay of up to $15.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States for all indications, of which $1.8 million has been paid or accrued through June 30, 2024. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products the Company commercializes under the VYN201 License Agreement, the Company will pay tiered royalties to Tay on net sales of such licensed products by the Company, its affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. The Company is obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

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

The Company made a cash payment of $3.75 million, after deducting the $250,000 paid in February 2023, to Tay in connection with entering into the VYN202 License Agreement. This payment was recorded as a research and development expense in the period paid. Pursuant to the terms of the VYN202 License Agreement, the Company agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $1.3 million has been paid or accrued through June 30, 2024. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products the Company commercializes under the VYN202 License Agreement, the Company will pay tiered royalties to Tay on net sales of such licensed products by the Company, its affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. The Company is obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
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
For the three months ended June 30, 2024 and 2023, the loss from discontinued operations, net of income taxes was $11.0 thousand and $20.0 thousand, respectively. For the six months ended June 30, 2024 and 2023, the loss from discontinued operations, net of income taxes was $19.0 thousand and $30.0 thousand, respectively, and consisted solely of general and administrative expenses.
There were no non-cash items related to discontinued operations for the six months ended June 30, 2024 and 2023.
The milestone payments for sales of ZILXI, AMZEEQ and FCD105 represent contingent consideration. Contingent consideration has been accounted for as a gain contingency in accordance with ASC 450, Contingencies, and will be recognized in earnings in the period when realizable.

NOTE 5 – FAIR VALUE MEASUREMENTS
The Company’s financial assets that are measured at fair value as of June 30, 2024 and December 31, 2023 are classified in the tables below in one of the three categories described in “Fair value measurement (k)” in "Note 2 - Significant Accounting Policies” above:

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$16,697	$12,912	$—	$29,609
Marketable securities	—	48,492	—	48,492
Total assets	$16,697	$61,404	$—	$78,101

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$20,353	$10,267	$—	$30,620
Marketable securities	—	62,633	—	62,633
Total assets	$20,353	$72,900	$—	$93,253
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
NOTE 6 – MARKETABLE SECURITIES
As of June 30, 2024 and December 31, 2023, marketable securities consisted of U.S. Government and agency bonds as well as U.S. Treasury bills.
The following table sets forth the Company’s marketable securities:

	June 30,	December 31,
(in thousands)	2024	2023
U.S. Government and agency debt securities	$37,575	$31,886
U.S. Treasury bills	10,917	30,747
Total	$48,492	$62,633
As of June 30, 2024 and December 31, 2023, the amortized cost, gross unrealized gains, gross unrealized losses and fair value were as follows:

	June 30, 2024
(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency debt securities	$37,632	$—	$(57)	$37,575
U.S. Treasury bills	10,918	—	(1)	10,917
Total	$48,550	$—	$(58)	$48,492

	December 31, 2023
(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency debt securities	$31,866	$30	$(10)	$31,886
U.S. Treasury bills	30,742	5	—	30,747
Total	$62,608	$35	$(10)	$62,633
As of June 30, 2024, $48.5 million of the marketable securities were in an unrealized loss position. As of December 31, 2023, $62.6 million of the marketable securities were in an unrealized gain position. The Company determined that unrealized gains and losses on marketable securities were primarily due to interest rate changes. No allowance for credit losses related to any of these securities was recorded for the periods ended June 30, 2024 and December 31, 2023. All maturities are less than 12 months.
NOTE 7 – MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Preferred stock
As of June 30, 2024, the Company's Amended and Restated Certificate of Incorporation (as amended, the "Certificate of Incorporation") authorized the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of June 30, 2024 and December 31, 2023.
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
Unless noted, all common stock and per share amounts contained in these unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the 1-for-18 reverse stock split.
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
On March 1, 2024, the Company entered into a sales agreement (the “Cowen Sales Agreement”) with Cowen and Company, LLC as sales agent (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company's common stock through Cowen in an at-the-market offering having an aggregate offering price up to

$50.0 million. Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold under the Cowen Sales Agreement. The Company did not sell any shares of common stock under the Cowen Sales Agreement during the six months ended June 30, 2024.
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
As of December 31, 2023, 131,843 of Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. During the six months ended June 30, 2024, 426,569 of Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. On June 30, 2024, 28,056,025 Pre-Funded Warrants remained outstanding.
Other Warrants
As of June 30, 2024 and December 31, 2023, the Company had warrants to purchase an aggregate of 27,509 shares of the Company’s common stock outstanding, with an exercise price of $8.40, and an expiration date of July 29, 2026. These warrants were issued by Foamix (as defined below) in connection with a financing in July 2019 and were subsequently assumed by the Company in connection with the Merger (as defined below). Pursuant to the warrant certificate, the exercise price of the warrant will be proportionally adjusted in the event that the Company issues common stock at a price per share less than the exercise price (the "Down Round Feature"). In the event that the Down Round Feature is triggered, the Company must calculate the difference between the warrants’ fair value, using the Black-Scholes-Merton option-pricing model, before and after the Down Round Feature was triggered using the original exercise price and the new exercise price. The exercise price will be adjusted in the event the Company issues additional shares of common stock below the then-current exercise price, in accordance with the terms of the warrants.
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
NOTE 8 – STOCK-BASED COMPENSATION
2023 Equity Incentive Plan:
The Company maintains the 2023 Equity Incentive Plan (the "2023 Plan") and previously maintained the 2019 Equity Incentive Plan (the “2019 Plan”) and 2018 Omnibus Incentive Plan (the "2018 Plan"). Following stockholder approval in December 2023, any shares then available for future grant under the 2019 Plan and 2018 Plan were allocated to the 2023 Plan. As of June 30, 2024, 120,636 shares remained issuable under the 2023 Plan, and no further grants will be made under the 2018 Plan or 2019 Plan.
2024 Inducement Plan:
On February 28, 2024, the Board approved the Company's 2024 Inducement Plan (the "Inducement Plan"). Pursuant to the Inducement Plan and Nasdaq Listing Rule 5635(c)(4), the Company is permitted to grant equity awards as an inducement material to an individual's entering into employment with the Company, subject to certain conditions ("Inducement Grants"). As of June 30, 2024, there were 500,000 shares available for future Inducement Grants.

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
As of June 30, 2024, 95,917 shares remained available for grant under the ESPP.
There were 5,285 shares of common stock purchased by employees pursuant to the ESPP during the six months ended June 30, 2024, and 8,339 shares of common stock purchased by employees pursuant to the ESPP during the six months ended June 30, 2023.
Options and Restricted Stock Units ("RSUs") granted to employees and directors:
For the six months ended June 30, 2024, the Company granted options and RSUs to employees and directors as follows:

	Six Months Ended June 30, 2024
	Award amount in shares	Exercise price	Vesting period	Expiration

Options	575,000	$2.33	1 year - 4 years	10 years
RSUs	435,000	$—	4 years	—
During the six months ended June 30, 2024, the fair value of options and RSUs granted to employees and directors was $2.1 million.
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

Six Months Ended June 30,
2024
Fair value of common stock	$1.88 - $1.94
Dividend yield	0%
Expected volatility	104.63% - 105.71%
Risk-free interest rate	3.95%
Expected term	6 years

Stock-based compensation expenses:
The following table illustrates the effect of stock-based compensation on the line items on the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development expenses	$133	$138	$296	$182
General and administrative	752	738	1,574	1,550
Total	$885	$876	$1,870	$1,732
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Litigation and contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of June 30, 2024, there were no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2024 and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. In this Quarterly Report on Form 10-Q, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to VYNE Therapeutics Inc.
Company Overview
We are a clinical-stage biopharmaceutical company focused on developing differentiated therapies to treat chronic inflammatory and immune-mediated conditions with high unmet need. Our unique and proprietary BET inhibitors, which comprise our InhiBET™ platform, are designed to overcome limitations of early generation BET inhibitors by leveraging alternative routes of administration and enhanced selectivity.
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
Our lead program is VYN201, a locally administered pan-BD BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. In preclinical testing, VYN201 produced consistent reductions in pro-inflammatory and disease-related biomarkers and improvements in disease severity across a variety of inflammatory and fibrotic models. In November 2022, we initiated a Phase 1 clinical trial evaluating a topical formulation of VYN201 for the treatment of nonsegmental vitiligo. In the first quarter of 2023, we announced positive preliminary safety and tolerability, pharmacokinetic and hematology data from the Phase 1a portion of the trial. The first nonsegmental vitiligo patient was dosed in the Phase 1b portion of the trial in January 2023, and on October 30, 2023, we announced positive data from the Phase 1b trial, in which significant clinical improvement in F-VASI was observed in the 1% and 2% dose cohorts after 16 weeks of treatment. We initiated a Phase 2b trial of VYN201 in June 2024. The Phase 2b trial in subjects with nonsegmental vitiligo is a randomized, double-blind, vehicle-controlled trial evaluating the efficacy, safety and pharmacokinetics of once-daily VYN201 gel in three dose cohorts (1%, 2% and 3% concentrations) compared to vehicle for 24 weeks, followed by a 28-week active treatment extension. We expect to enroll approximately 40 patients in each arm and to report top-line results from the 24-week double-blind portion of the trial in mid-2025.

Our second program is VYN202, an oral small molecule BD2-selective BET inhibitor. VYN202 has been designed to achieve potential class-leading selectivity and potency (BD2 vs. BD1). By maximizing BD2 selectivity, we believe VYN202 has the potential to be a more conveniently administered non-biologic treatment option for both acute control and chronic management of immuno-inflammatory indications, in which the damaging effects of unrestricted inflammatory signaling activity are common. We initiated a Phase 1a single ascending dose/multiple ascending dose ("SAD/MAD") trial of VYN202 in June 2024 and expect top-line results from the SAD and MAD portions in the third quarter and fourth quarter of 2024, respectively. If the Phase 1a trial is successfully completed, we plan to initiate Phase 1b trials in adult subjects with moderate-to-severe plaque psoriasis and moderate-to-severe adult-onset rheumatoid arthritis, with top-line results anticipated in the second half of 2025.
We intend to advance our product candidates through clinical development toward regulatory approval. As part of our strategy to maximize the value of our pipeline, we may partner with larger pharmaceutical companies to expand and accelerate the development of our programs and explore therapeutic areas outside of our core focus in immunology.
Financial Overview
We have incurred net losses since our inception. Except from the period from 2020 to 2022, when we conducted commercial operations, our business activities have been primarily limited to developing product candidates, raising capital and performing research and development activities. As of June 30, 2024, we had an accumulated deficit of $707.0 million. We recorded net losses of $15.7 million for each of the six months ended June 30, 2024 and 2023.
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

Business and Macroeconomic Conditions
Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including inflation, interest rates, financial market volatility and uncertainty, the impact of war or military conflict, including the wars in Ukraine and the Middle East, rising tensions between China and Taiwan and the response thereto, the potential impact of the proposed BIOSECURE Act, public health pandemics and supply chain disruptions. Adverse effects of these large macroeconomic conditions have been prevalent in many of the areas where we, our contract research organizations, suppliers or third-party business partners conduct business and as a result, we have experienced disruptions and may continue to experience more pronounced disruptions in our operations. In addition, financial markets have experienced a period of high volatility due to these macroeconomic factors. The persistence of this volatility may impact our ability to engage in capital market activities and adequately fund our operations. As of the filing date of this Quarterly Report on Form 10-Q, the extent to which these macroeconomic events and conditions may impact our financial condition, results of operations or liquidity is uncertain. The effect of these macroeconomic events and conditions may not be fully reflected in our results of operations and overall financial performance until future periods. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section of our most recent Annual Report on Form 10-K captioned “Risk Factors.”
Development and License Agreements
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
We made a $0.5 million cash payment to Tay in 2021 in connection with entering into the VYN201 License Agreement. Pursuant to the VYN201 License Agreement, we agreed to make cash payments to Tay of up to $15.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States for all indications, of which $1.8 million has been paid or accrued through June 30, 2024. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the VYN201 License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
License for Selective BET Inhibitor Program (VYN202)
On April 28, 2023, we exercised the Oral Option and entered into a license agreement (the "VYN202 License Agreement" and together with the VYN201 License Agreement, the "Tay License Agreements") with Tay granting us a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s Oral BETi Compounds in all fields. We have the sole responsibility for development, regulatory, marketing and commercialization activities to be conducted for the licensed products at our sole cost and discretion, and shall use commercially reasonable efforts to develop and, if approved, commercialize such products. We may sublicense our rights to a third party without Tay’s consent. Pursuant to the VYN202 License Agreement, a joint development committee consisting of one representative from each party reviews the progress of the development plan for the licensed products.
We made a cash payment of $3.75 million to Tay in connection with entering into the VYN202 License Agreement. Pursuant to the terms of the VYN202 License Agreement, we agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $1.3 million has been paid or accrued through June 30, 2024. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the VYN202 License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
Components of Operating Results
Revenues
Historically, we have generated revenues under development and license agreements, including royalty payments from sales of Finacea foam. We previously licensed the rights to Finacea to LEO Pharma A/S ("LEO Pharma"). This license was not part of the sale of our commercial business to Journey. For the three months ended June 30, 2024 and 2023, royalty revenues from LEO Pharma in connection with sales of Finacea were $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2024 and 2023, royalty revenues from LEO Pharma in connection with sales of Finacea were $0.3 million and $0.2 million, respectively.
Operating Expenses
Research and Development Expenses
Our research and development expenses primarily relate to the development of VYN201 and VYN202. We charge all research and development expenses to operations as they are incurred.
Our total research and development expenses for the three months ended June 30, 2024 and 2023 were $7.3 million and $7.2 million, respectively. Total research and development expenses for the six months ended June 30, 2024 and 2023 were $11.0 million and $10.0 million, respectively.
Research and development expenses consist primarily of:
•employee-related expenses, including salaries, benefits and related expenses, including stock-based compensation expenses, for research and development personnel;
•expenses incurred under agreements with third parties, including contract research organizations, subcontractors, suppliers and consultants that conduct regulatory activities, clinical trials and preclinical studies;
•expenses incurred to acquire, develop and manufacture clinical trial materials;
•expenses incurred under licensing agreements;
•costs associated with the creation, development and protection of intellectual property; and
•other costs associated with preclinical and clinical activities and regulatory operations.
General and Administrative Expenses
Our general and administrative expenses for the three months ended June 30, 2024 and 2023 were $3.3 million and $3.2 million, respectively. Total general and administrative expenses for the six months ended June 30, 2024 and 2023 were $7.1 million and $6.5 million, respectively.
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
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2023, we had federal and state net operating loss carryforwards of $331.1 million and $41.7 million, respectively, of which $44.3 million will begin to expire in 2031 for federal and $21.3 million will begin to expire in 2040 for state purposes. As of December 31, 2023, we had federal research and development tax credit carryforwards of $6.9 million, which will begin to expire in 2031. We have no state research and development tax credit carryforwards. As of December 31, 2023, we had $307.2 million in federal and state NOLs with no limited period of use. There were no significant updates through June 30, 2024.
NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. State NOLs and tax credit carryforwards may be subject to similar limitations under state laws. We have not completed a Section 382 study through June 30, 2024; however, we may have experienced ownership changes in the past, including in connection with the 2020 merger between Menlo Therapeutics (our predecessor company) and Foamix Pharmaceuticals Ltd. Our private placement transaction in November 2023 also likely resulted in an ownership change for purposes of Section 382. We may experience ownership changes in the future as a result of the subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use the NOL and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2024	2023	$	%
Revenues
Royalty revenues	$198	$135	$63	46.7%
Total revenues	198	135	63	46.7%

Operating expenses:
Research and development	7,306	7,233	73	1.0%
General and administrative	3,288	3,220	68	2.1%
Total operating expenses	10,594	10,453	141	1.3%
Operating loss	(10,396)	(10,318)	78	0.8%
Other income, net	1,001	280	721	*
Loss from continuing operations before income taxes	(9,395)	(10,038)	(643)	(6.4)%
Income tax expense	—	—	—	*
Loss from continuing operations	(9,395)	(10,038)	(643)	(6.4)%
Loss from discontinued operations, net of income taxes	(11)	(20)	(9)	(45.0)%
Net loss	$(9,406)	$(10,058)	$(652)	(6.5)%
* Percentage not meaningful.

Revenues
Revenues totaled $0.2 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, consisting of royalty revenue from our royalty agreement with LEO Pharma.
Research and Development Expenses
Our research and development expenses for the three months ended June 30, 2024 were $7.3 million, representing an increase of $0.1 million, or 1.0%, compared to $7.2 million for the three months ended June 30, 2023. The increase was primarily driven by expenses related to preparatory and clinical trial activities for a Phase 2b trial of VYN201 in subjects with nonsegmental vitiligo, which was initiated in June 2024, of $3.2 million, including a $1.0 million development milestone payment due to Tay upon the initiation of the Phase 2b trial. In addition, employee-related expenses increased by $0.3 million following the hiring of additional research and development personnel. These increases were partially offset by a decrease in expenses associated with VYN202 of $3.5 million, primarily driven by lower amounts owed to Tay under the VYN202 License Agreement. In April 2023, we made a one-time cash payment of $3.75 million to Tay in connection with entering into the VYN202 License Agreement. In the second quarter of 2024, we incurred a $1.0 million development milestone payment due to Tay following the initiation of a Phase 1a single ascending dose/multiple ascending dose trial of VYN202.
General and Administrative Expenses
Our general and administrative expenses for the three months ended June 30, 2024 were $3.3 million, representing an increase of $0.1 million, or 2.1%, compared to $3.2 million for the three months ended June 30, 2023. The increase was primarily driven by consulting and professional fees.
Other Income, Net
Other income, net for the three months ended June 30, 2024 and 2023 was $1.0 million and $0.3 million, respectively, and was related to interest income earned on cash, cash equivalents and marketable securities.
Loss from Discontinued Operations, Net of Income Taxes
Due to the sale of the MST Franchise during the first quarter of 2022, in accordance with ASC 205, Discontinued Operations, we have classified the results of the MST Franchise as discontinued operations in our consolidated statements of operations for all periods presented. See "Note 4 - Discontinued Operations" in the accompanying unaudited interim condensed consolidated financial statements.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2024	2023	$	%
Revenues
Royalty revenues	$296	$234	$62	26.5%
Total revenues	296	234	62	26.5%

Operating expenses:
Research and development	11,014	9,967	1,047	10.5%
General and administrative	7,058	6,460	598	9.3%
Total operating expenses	18,072	16,427	1,645	10.0%
Operating loss	(17,776)	(16,193)	1,583	9.8%
Other income, net	2,140	543	1,597	*
Loss from continuing operations before income taxes	(15,636)	(15,650)	(14)	(0.1)%
Income tax expense	—	—	—	*
Loss from continuing operations	(15,636)	(15,650)	(14)	(0.1)%
Loss from discontinued operations, net of income taxes	(19)	(30)	(11)	(36.7)%
Net loss	$(15,655)	$(15,680)	$(25)	(0.2)%
Revenues
Revenues totaled $0.3 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively, consisting of royalty revenue from our royalty agreement with LEO Pharma.
Research and Development Expenses
Our research and development expenses for the six months ended June 30, 2024 were $11.0 million, representing an increase of $1.0 million, or 10.5%, compared to $10.0 million for the six months ended June 30, 2023. The increase was primarily driven by expenses associated with preparatory and clinical trial activities for a Phase 2b trial of VYN201 in subjects with nonsegmental vitiligo, which was initiated in June 2024, of $3.5 million, which included a $1.0 million milestone payment due to Tay. Additionally, employee-related expenses increased by $0.4 million following the hiring of additional research and development personnel. These increases were partially offset by a decrease in expenses associated with VYN202 of $2.8 million, primarily driven by lower amounts owed to Tay under the VYN202 License Agreement. During the six months ended June 30, 2023, we made cash payments to Tay totaling $4.0 million in connection with entering into the VYN202 License Agreement. We incurred a $1.0 million development milestone payment due to Tay following the initiation of a Phase 1a single ascending dose/multiple ascending dose trial of VYN202 in June 2024.
General and Administrative Expenses
Our general and administrative expenses for the six months ended June 30, 2024 were $7.1 million, representing an increase of $0.6 million, or 9.3%, compared to $6.5 million for the six months ended June 30, 2023. The increase was primarily related to $0.4 million of consulting and professional fees and $0.2 million of employee-related expenses.
Other Income, Net
Other income, net for the six months ended June 30, 2024 and 2023 was $2.1 million and $0.5 million, respectively, and was related to interest income earned on cash, cash equivalents and marketable securities.
Loss from Discontinued Operations, Net of Income Taxes
Due to the sale of the MST Franchise during the first quarter of 2022, in accordance with ASC 205, Discontinued Operations, we have classified the results of the MST Franchise as discontinued operations in our consolidated statements of operations for all periods presented. See "Note 4 - Discontinued Operations" in the accompanying unaudited interim condensed consolidated financial statements.
Liquidity and Capital Resources

Sources of Liquidity

Since the sale of the MST Franchise in January 2022, we have not generated any revenue from product sales. In addition, we have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our product candidates, if approved, are commercially successful, if at all. We will not generate any revenue from any current or future product candidates unless and until we obtain regulatory approval and commercialize such products. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. See the section titled “Risk Factors” in our most recent Annual Report on Form 10-K for additional risks associated with our substantial capital requirements.

As of June 30, 2024, we had cash, cash equivalents, restricted cash and marketable securities of $78.1 million and an accumulated deficit of $707.0 million. We had no outstanding debt as of June 30, 2024. For the six months ended June 30, 2024, we incurred a net loss of $15.7 million and used $16.5 million of cash in operations. Based on our current operating plan, we believe our existing cash, cash equivalents, restricted cash and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period of at least 12 months from the date of issuance of the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our sources of funding for both the six months ended June 30, 2024 and 2023 are further evaluated in the cash flow section below. Other than our obligations pursuant to the Tay License Agreements, we have no ongoing material financial commitments that may affect our liquidity over the next five years. See the section titled “—Development and License Agreements—Agreements with Tay” for additional discussion of our financial obligations under the Tay License Agreements.
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

In order to complete the development of VYN201 and VYN202 (including making milestone payments pursuant to the VYN201 License Agreement and VYN202 License Agreement), or any future product candidates, we will require substantial additional capital. Accordingly, we expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation, voting or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all.

In addition, the amount of proceeds we may be able to raise pursuant to our currently effective shelf registration statement on Form S-3 is limited. As of the filing of this Quarterly Report on Form 10-Q, we are subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these rules, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of common stock using our Form S-3 until such time as our public float exceeds $75.0 million.

Our ability to raise additional capital may also be adversely impacted by global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from bank failures, other general macroeconomic conditions and otherwise. The failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to delay, reduce or curtail our research or product development efforts. We cannot provide assurance that we will ever generate positive cash flow from operating activities.

Our present and future funding requirements will depend on many factors, including the following:

•the scope, timing, progress, results, and costs of researching and developing VYN201 and VYN202 and conducting clinical trials, including larger and later-stage trials;
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
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash (used in) / provided by:
Operating activities	$(16,463)	$(15,052)
Investing activities	$15,451	$5,000
Financing activities	$(7)	$(222)
Net Cash Used in Operating Activities
During the six months ended June 30, 2024, net cash used in operating activities was $16.5 million and primarily reflected our net loss of $15.7 million adjusted for non-cash stock-based compensation expense of $1.9 million, partially offset by the amortization of premium on marketable securities of $1.4 million. The remainder of the cash used in operations was driven by changes in operating assets and liabilities.
During the six months ended June 30, 2023, net cash used in operating activities was $15.1 million and primarily reflected our net loss of $15.7 million adjusted for the $1.7 million of non-cash stock-based compensation expense. The remainder of the cash used in operations was driven by changes in operating assets and liabilities.
Net Cash Provided by Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities was $15.5 million and consisted of $37.5 million of proceeds received from the sale and maturity of marketable securities, partially offset by $22.0 million paid for the purchase of marketable securities.
During the six months ended June 30, 2023, net cash provided by investing activities of $5.0 million consisted of deferred payment received from Journey in January 2023.
Net Cash Used in Financing Activities
During the six months ended June 30, 2024, net cash used in financing activities was immaterial.
During the six months ended June 30, 2023, net cash used in financing activities was $0.2 million and consisted of $0.4 million paid for the redemption of convertible preferred stock, partially offset by $0.2 million of proceeds received from the issuance of common stock under our at-the-market equity facility.
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
Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 1, 2024. There have been no material changes to these policies for the six months ended June 30, 2024, except as set forth below.
As of June 30, 2024, product revenue, net, product returns, and discontinued operations were no longer deemed critical accounting policies and research and development expenses was newly identified as a critical accounting policy.
Research and Development Expenses

All expenses associated with research and development are expensed as incurred. Research and development expenses include expenses directly attributable to the conduct of our research and development programs, including expenses incurred under arrangements with third parties, such as contract research organizations, contract development and manufacturing organizations and consultants as well as salaries, stock-based compensation expenses, payroll taxes and other employee benefits.
Expenses are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided by the service providers and vendors or our estimate of the level of service that has been performed at each reporting date, whereas payments are dictated by the terms of each agreement, such as the successful enrollment of a certain number of patients, site initiation, and the completion of clinical trial milestones. As such, depending on the timing of payment relative to the receipt of goods or services, management may record either prepaid expenses or accrued services.
We make estimates of our accrued research and development expenses as of each balance sheet date in our unaudited condensed consolidated financial statements based on facts and circumstances known to us at that time. There may also be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting higher or lower amounts in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Off-Balance Sheet Arrangements
We are not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued and Adopted Accounting Pronouncements
See “Newly issued and recently adopted accounting pronouncements (p)” in "Note 2 - Significant Accounting Policies” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of June 30, 2024. Based on such evaluation, those officers have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation or other legal proceedings relating to claims that we consider to be arising in the ordinary course of our business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.
Item 1A. Risk Factors.
Information about our risk factors is contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 1, 2024. As of the date of this report, there have been no material changes in our risk factors from those disclosed in the Annual report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2024, we issued an aggregate of 226,559 shares of common stock upon the exercise of Pre-Funded Warrants pursuant to a net exercise mechanism. Each Pre-Funded Warrant had an exercise price of $0.0001 per share. The issuances of the shares of common stock were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

Item 6. Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Amended and Restated Certificate of Incorporation.	10-K	3/17/2022	3.1

3.1(b)	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock.	10-Q	11/14/2022	3.1(b)

3.1(c)	Certificate of Elimination	8-K	1/17/2023	3.1

3.1(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	2/10/2023	3.1

3.2	Amended and Restated Bylaws.	10-Q	11/14/2022	3.2

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.				X

104	The cover page of VYNE Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included within Exhibit 101 attachments).
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
Dated: August 14, 2024

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Tyler Zeronda
Tyler Zeronda Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)