Form 10-Q
period 2024-09-30
VYNE Therapeutics Inc.
filed 2024-11-07
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
Yes  ☐ No  ☒
As of November 1, 2024, there were 14,751,433 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$16,272	$30,620
Restricted cash	47	54
Investment in marketable securities	53,913	62,633
Prepaid and other current assets	3,303	2,656
Total Current Assets	73,535	95,963
Non-current Assets:
Operating lease right-of-use assets	122	207
Non-current prepaid expenses and other assets	2,541	1,515
Total Non-current Assets	2,663	1,722
Total Assets	$76,198	$97,685

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables	$3,986	$1,659
Accrued expenses	6,168	4,119
Employee related obligations	1,071	1,645
Operating lease liabilities	123	115
Other current liabilities	1,313	—
Total Current Liabilities	12,661	7,538
Long-term Liabilities:
Non-current operating lease liabilities	—	99
Other liabilities	—	1,313
Total Long-term Liabilities	—	1,412
Total Liabilities	12,661	8,950

Commitments and Contingencies

Stockholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized at September 30, 2024 and December 31, 2023; 14,751,433 and 14,098,888 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	782,650	780,044
Accumulated other comprehensive income	34	26
Accumulated deficit	(719,148)	(691,336)
Total Stockholders' Equity	63,537	88,735
Total Liabilities and Stockholders’ Equity	$76,198	$97,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Royalty revenues	$121	$114	$417	$348
Total revenues	121	114	417	348

Operating expenses:
Research and development	10,248	3,318	21,262	13,284
General and administrative	2,964	3,030	10,022	9,490
Total operating expenses	13,212	6,348	31,284	22,774
Operating loss	(13,091)	(6,234)	(30,867)	(22,426)
Other income, net	934	163	3,074	706
Loss from continuing operations before income taxes	(12,157)	(6,071)	(27,793)	(21,720)
Income tax expense	—	—	—	—
Loss from continuing operations	(12,157)	(6,071)	(27,793)	(21,720)
Loss from discontinued operations, net of income taxes	—	(513)	(19)	(544)
Net loss	$(12,157)	$(6,584)	$(27,812)	$(22,264)

Loss per share from continuing operations, basic and diluted	$(0.29)	$(1.85)	$(0.65)	$(6.66)
Income (loss) per share from discontinued operations, basic and diluted	$0.00	$(0.16)	$0.00	$(0.17)
Loss per share, basic and diluted	$(0.29)	$(2.01)	$(0.65)	$(6.82)

Weighted average shares outstanding - basic and diluted	42,587	3,282	42,592	3,271

Other comprehensive income:
Unrealized gains on marketable securities, net of tax of $0	92	—	8	—
Total other comprehensive income	92	—	8	—
Comprehensive loss	$(12,065)	$(6,584)	$(27,804)	$(22,264)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Mezzanine Equity (Convertible Preferred Stock)		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders' Equity
	Number of shares	Amount	Number of Shares	Amount	Amount
BALANCE AT JANUARY 1, 2023	3,000	$211	3,229,704	$—	$693,937	$—	$(662,735)	$31,202
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	—	—	(22,264)	(22,264)
Vesting of restricted stock units, net of withholding for tax and shares issued under employee stock purchase plan	—	—	40,488	—	(35)	—	—	(35)
Stock-based compensation	—	—	—	—	2,595	—	—	2,595
Redemption of convertible preferred stock	(3,000)	(211)	—	—	—	—	(149)	(149)
Issuance of common stock in at-the-market offering, net of $5 in issuance costs	—	—	34,589	—	156	—	—	156
BALANCE AT SEPTEMBER 30, 2023	—	$—	3,304,781	$—	$696,653	$—	$(685,148)	$11,505

BALANCE AT JANUARY 1, 2024	—	$—	14,098,888	$1	$780,044	$26	$(691,336)	$88,735
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	—	—	(27,812)	(27,812)
Vesting of restricted stock units, net of withholding for tax and shares issued under employee stock purchase plan	—	—	12,722	—	2	—	—	2
Stock-based compensation	—	—	—	—	2,604	—	—	2,604
Cashless exercise of pre-funded warrants	—	—	639,823	—	—	—	—	—
Unrealized gains from marketable securities	—	—	—	—	—	8	—	8
BALANCE AT SEPTEMBER 30, 2024	—	$—	14,751,433	$1	$782,650	$34	$(719,148)	$63,537
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Mezzanine Equity (Convertible Preferred Stock)		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders' Equity
	Number of shares	Amounts	Number of Shares	Amounts	Amounts
BALANCE AT JULY 1, 2023	—	$—	3,282,479	$—	$695,836	$—	$(678,564)	$17,272
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	—	—	(6,584)	(6,584)
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	—	—	22,302	—	(46)	—	—	(46)
Stock-based compensation	—	—	—	—	863	—	—	863
BALANCE AT SEPTEMBER 30, 2023	—	$—	3,304,781	$—	$696,653	$—	$(685,148)	$11,505
			—
BALANCE AT JULY 1, 2024	—	$—	14,536,124	$1	$781,917	$(58)	$(706,991)	$74,869
CHANGES DURING THE PERIOD:
Net loss	—	—		—	—	—	(12,157)	(12,157)
Vesting of restricted stock units, net of withholding tax and shares issued under employee stock purchase plan	—	—	2,036	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	734	—	—	734
Cashless exercise of pre-funded warrants	—	—	213,273	—	—	—	—	—
Unrealized gains from marketable securities	—	—	—	—	—	92	—	92
BALANCE AT SEPTEMBER 30, 2024	—	$—	14,751,433	$1	$782,650	$34	$(719,148)	$63,537
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(27,812)	$(22,264)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,604	2,595
Amortization of premium or discount on marketable securities	(1,899)	—
Changes in operating assets and liabilities:
Trade receivables, prepaid expenses and other assets and operating lease right-of-use assets	(1,587)	1,017
Trade payables, accrued expenses, employee related obligations and other long-term liabilities	3,812	(1,552)
Operating lease liabilities	(91)	—
Net cash used in operating activities	(24,973)	(20,204)
Cash Flows From Investing Activities:
Proceeds from the sale of the MST Franchise	—	5,000
Proceeds from sale and maturity of marketable securities	61,100	—
Purchases of marketable securities	(50,473)	—
Net cash provided by investing activities	10,627	5,000
Cash Flows From Financing Activities:
Proceeds related to issuance of common stock through at-the-market offerings, net of issuance costs	—	156
Redemption of convertible preferred stock	—	(360)
Withholdings from exercise of options and issuance of shares for stock-based compensation arrangements, net	(9)	(65)
Net cash used in financing activities	(9)	(269)
Decrease in cash, cash equivalents and restricted cash	(14,355)	(15,473)
Cash, cash equivalents and restricted cash at beginning of the period	30,674	30,975
Cash, cash equivalents and restricted cash at end of the period	$16,319	$15,502

Cash and cash equivalents	16,272	15,448
Restricted cash	47	54
Total cash, cash equivalents and restricted cash	$16,319	$15,502

Supplementary information on investing and financing activities not involving cash flows:
Issuance of vested shares under employee stock purchase plan	$11	$29
Accretion of preferred stock	$—	$149
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

The Company's second program is VYN202, an oral small molecule BD2-selective BET inhibitor. VYN202 has been designed to achieve potential class-leading selectivity and potency (BD2 vs. BD1). By maximizing BD2 selectivity, the Company believes VYN202 has the potential to be a more conveniently administered non-biologic treatment option for both acute control and chronic management of immuno-inflammatory indications, where the damaging effects of unrestricted inflammatory signaling activity are common. The Company initiated a Phase 1a single ascending dose/multiple ascending dose ("SAD"/"MAD") trial of VYN202 in June 2024 and announced positive data from the SAD portion of the trial in September 2024.

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
Liquidity and Capital Resources
As of September 30, 2024, the Company had cash, cash equivalents, restricted cash and marketable securities of $70.2 million and an accumulated deficit of $719.1 million. The Company had no outstanding debt as of September 30, 2024. For the nine months ended September 30, 2024, the Company incurred a net loss of $27.8 million and used $25.0 million of cash in operations. Other than in connection with its legacy commercial business that was sold in January 2022, the Company has funded its operations primarily through private and public placements of its equity, debt and warrants and through fees, cost reimbursements and payments received from its licensees. The Company has incurred losses and experienced negative operating cash flows since its inception and anticipates that it will continue to incur losses until such a time when its product candidates, if approved, are commercially successful, if at all. The Company will not generate any revenue from any current or future product candidates unless and until it obtains regulatory approval and commercializes such products.
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
The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024.
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
e.Restricted cash
At both September 30, 2024 and December 31, 2023, the Company had restricted cash of less than $0.1 million, representing bank guarantees.
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
Royalty Revenues and Collaboration Agreements
The Company is entitled to royalty payments with respect to sales of Finacea foam. The Company previously licensed the rights to Finacea foam to LEO Pharma A/S ("LEO Pharma"). Finacea foam was not part of the MST Franchise that was sold in January 2022. Royalties are recognized as revenue when the product is sold by Leo Pharma. For both the three months ended September 30, 2024 and 2023, royalty revenues were $0.1 million. For the nine months ended September 30, 2024 and 2023, royalty revenues were $0.4 million and $0.3 million, respectively.
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

Provisions for distribution fees, trade discounts and chargebacks related to the sales of AMZEEQ and ZILXI are reflected as a reduction to trade receivables, net on the unaudited condensed consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the unaudited condensed consolidated balance sheet. The revenue reserve accrual was $2.2 million and $2.3 million as of September 30, 2024 and December 31, 2023, respectively. Under the terms of the Asset Purchase Agreement, the Company retained and is responsible for historical liabilities of the commercial business operations based on events occurring prior to the sale other than those liabilities expressly assumed by Journey.
Contract Assets and Contract Liabilities

The Company did not have any contract assets (unbilled receivables) related to product sales as of September 30, 2024 or December 31, 2023, as customer invoicing generally occurred before or at the time of revenue recognition. Similarly, the Company did not have any contract assets (unbilled receivables) related to its royalty revenues as of September 30, 2024 or December 31, 2023.

The Company did not have any contract liabilities as of September 30, 2024 or December 31, 2023, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
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
j.Credit losses
An allowance is maintained for potential credit losses in accordance with accounting standards update ("ASU") No. 2016-13, Financial Instruments - Credit Losses. The Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and credit losses. Credit losses were not material for the three and nine months ended September 30, 2024 and 2023.
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

l.Net loss per share
Net loss per share, basic and diluted, is computed on the basis of the net loss from continuing operations for the period divided by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is based upon the weighted average number of shares of common stock and of common stock equivalents outstanding when dilutive.
The Company has issued the Pre-Funded Warrants, which do not expire until they are exercised in full (see “Note 7 - Mezzanine Equity and Stockholders’ Equity”). Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified Pre-Funded Warrants were immediately exercisable for little or no cash consideration, due to the non-substantive exercise price, all of the necessary conditions for issuance of the underlying shares of common stock had been met when the Pre-Funded Warrants were issued. Therefore, the underlying shares of common stock should be included in the denominator for both the calculation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2024.
The following stock options, restricted stock units (“RSUs”) and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (data presented as number of shares):

	September 30,
	2024	2023
Outstanding stock options and RSUs	2,378,566	240,401
Warrants	27,509	27,509
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
Existing royalty receivables relate to one customer, but do not present a credit risk due to their immaterial nature. Restricted cash as of September 30, 2024 was less than $0.1 million, which does not present a credit risk due to its immaterial nature.
n.Employee Retention Tax Credit
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing numerous tax provisions and other stimulus measures, including employee retention tax credits (“ERTC”). The ERTC was a refundable tax credit against certain employment taxes for qualifying businesses retaining employees on their payroll during the COVID-19 pandemic and allowed eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they paid to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. During 2022, the Company filed returns with the Internal Revenue Service (IRS) and claimed credits totaling $1.3 million. During the first quarter of 2023, the Company received the full $1.3 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company has accounted for the ERTC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The ERTC filings remain open to examination by the IRS until April 2025, and as such the Company has recorded the $1.3 million received within other current liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2024 until such a time that the Company has reasonable assurance that the conditions associated with the grants have been met.
o.Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income, net in the statements of operations. As of September 30, 2024 and December 31, 2023, all of the Company's outstanding warrants were equity-classified warrants.
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

The Company made a $0.5 million cash payment to Tay in connection with entering into the VYN201 License Agreement. Pursuant to the VYN201 License Agreement, the Company has agreed to make cash payments to Tay of up to $15.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States for all indications, of which $1.8 million has been paid or accrued through September 30, 2024. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products the Company commercializes under the VYN201 License Agreement, the Company will pay tiered royalties to Tay on net sales of such licensed products by the Company, its affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. The Company is obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

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

The Company made a cash payment of $3.75 million, after deducting the $250,000 paid in February 2023, to Tay in connection with entering into the VYN202 License Agreement. This payment was recorded as a research and development expense in the period paid. Pursuant to the terms of the VYN202 License Agreement, the Company agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $1.3 million has been paid or accrued through September 30, 2024. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products the Company commercializes under the VYN202 License Agreement, the Company will pay tiered royalties to Tay on net sales of such licensed products by the Company, its affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. The Company is obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
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
NOTE 4 – DISCONTINUED OPERATIONS
The Company determined that the sale of the MST Franchise represented a strategic shift that had a major effect on the business and therefore the MST Franchise met the criteria for classification as discontinued operations. Accordingly, the MST Franchise is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development, marketing, and general and administrative expenses in discontinued operations include corporate costs incurred directly to solely support the MST Franchise. The negative product sales for the three and nine months ended September 30, 2023 were primarily attributable to a change in the product returns provision following the sale of the MST Franchise.

The following table presents the combined results of discontinued operations of the MST Franchise:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Product sales, net	$—	$(498)	$—	$(498)

Operating expenses:
General and administrative	—	15	19	46
Total operating expenses	—	15	19	46
Loss from discontinued operations, before taxes	—	(513)	(19)	(544)
Income tax expense	—	—	—	—
Net loss from discontinued operations	$—	$(513)	$(19)	$(544)
There were no non-cash items related to discontinued operations for the nine months ended September 30, 2024 and 2023.
The milestone payments for sales of ZILXI, AMZEEQ and FCD105 represent contingent consideration. Contingent consideration has been accounted for as a gain contingency in accordance with ASC 450, Contingencies, and will be recognized in earnings in the period when realizable.
NOTE 5 – FAIR VALUE MEASUREMENTS
The Company’s financial assets that are measured at fair value as of September 30, 2024 and December 31, 2023 are classified in the tables below in one of the three categories described in “Fair value measurement (k)” in "Note 2 - Significant Accounting Policies” above:

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,339	$4,933	$—	$16,272
Marketable securities	—	53,913	—	53,913
Total assets	$11,339	$58,846	$—	$70,185

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$20,353	$10,267	$—	$30,620
Marketable securities	—	62,633	—	62,633
Total assets	$20,353	$72,900	$—	$93,253
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
NOTE 6 – MARKETABLE SECURITIES
As of September 30, 2024 and December 31, 2023, marketable securities consisted of U.S. Government and agency bonds as well as U.S. Treasury bills.

The following table sets forth the Company’s marketable securities:

	September 30,	December 31,
(in thousands)	2024	2023
U.S. Government and agency debt securities	$23,333	$31,886
U.S. Treasury bills	30,580	30,747
Total	$53,913	$62,633
As of September 30, 2024 and December 31, 2023, the amortized cost, gross unrealized gains, gross unrealized losses and fair value were as follows:

	September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency debt securities	$23,323	$12	$(2)	$23,333
U.S. Treasury bills	30,557	23	—	30,580
Total	$53,880	$35	$(2)	$53,913

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency debt securities	$31,866	$30	$(10)	$31,886
U.S. Treasury bills	30,742	5	—	30,747
Total	$62,608	$35	$(10)	$62,633
As of September 30, 2024 and December 31, 2023, $53.9 million and $62.6 million, respectively, of the marketable securities were in an unrealized gain position. The Company determined that unrealized gains and losses on marketable securities were primarily due to interest rate changes. No allowance for credit losses related to any of these securities was recorded for the periods ended September 30, 2024 and December 31, 2023. All maturities are less than 12 months.
NOTE 7 – MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Preferred stock
As of September 30, 2024, the Company's Amended and Restated Certificate of Incorporation (as amended, the "Certificate of Incorporation") authorized the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of September 30, 2024 and December 31, 2023.
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
On March 1, 2024, the Company entered into a sales agreement (the “Cowen Sales Agreement”) with Cowen and Company, LLC as sales agent (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company's common stock through Cowen in an at-the-market offering having an aggregate offering price up to $50.0 million. Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold under the Cowen Sales Agreement. The Company did not sell any shares of common stock under the Cowen Sales Agreement during the nine months ended September 30, 2024.
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
As of December 31, 2023, 131,843 of Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. During the nine months ended September 30, 2024, 639,854 of Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. As of September 30, 2024, 27,842,740 Pre-Funded Warrants remained outstanding.
Other Warrants
As of September 30, 2024 and December 31, 2023, the Company had warrants to purchase an aggregate of 27,509 shares of the Company’s common stock outstanding, with an exercise price of $8.40, and an expiration date of July 29, 2026. These warrants were issued by Foamix (as defined below) in connection with a financing in July 2019 and were subsequently assumed by the Company in connection with the Merger (as defined below). Pursuant to the warrant certificate, the exercise price of the warrant will be proportionally adjusted in the event that the Company issues common stock at a price per share less than the exercise price (the "Down Round Feature"). In the event that the Down Round Feature is triggered, the Company must calculate the difference between the warrants’ fair value, using the Black-Scholes-Merton option-pricing model, before and after the Down Round Feature was triggered using the original exercise price and the new exercise price. The exercise price will be adjusted in the event the Company issues additional shares of common stock below the then-current exercise price, in accordance with the terms of the warrants.

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
NOTE 8 – STOCK-BASED COMPENSATION
2023 Equity Incentive Plan:
The Company maintains the 2023 Equity Incentive Plan (the "2023 Plan") and previously maintained the 2019 Equity Incentive Plan (the “2019 Plan”) and 2018 Omnibus Incentive Plan (the "2018 Plan"). Following stockholder approval in December 2023, any shares then available for future grant under the 2019 Plan and 2018 Plan were allocated to the 2023 Plan. As of September 30, 2024, 80,795 shares remained issuable under the 2023 Plan, and no further grants will be made under the 2018 Plan or 2019 Plan.
2024 Inducement Plan:
On February 28, 2024, the Board approved the Company's 2024 Inducement Plan (the "Inducement Plan"). Pursuant to the Inducement Plan and Nasdaq Listing Rule 5635(c)(4), the Company is permitted to grant equity awards as an inducement material to an individual's entering into employment with the Company, subject to certain conditions ("Inducement Grants"). As of September 30, 2024, there were 370,000 shares available for future Inducement Grants.
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
As of September 30, 2024, 95,917 shares remained available for grant under the ESPP.
There were 5,285 shares of common stock purchased by employees pursuant to the ESPP during the nine months ended September 30, 2024, and 8,339 shares of common stock purchased by employees pursuant to the ESPP during the nine months ended September 30, 2023.
Options and Restricted Stock Units ("RSUs") granted to employees and directors:
For the nine months ended September 30, 2024, the Company granted options and RSUs to employees and directors as follows:

	Nine Months Ended September 30, 2024
	Award amount in shares	Exercise price range	Vesting period	Expiration

Options	750,000	$1.96 - $2.33	1 year - 4 years	10 years
RSUs	435,000	—	4 years	—
During the nine months ended September 30, 2024, the fair value of options and RSUs granted to employees and directors was $2.4 million.
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
The underlying data used for computing the fair value of the options are as follows:

Nine Months Ended September 30,
2024
Fair value of common stock	$1.64 - $1.94
Dividend yield	—%
Expected volatility	104.63% - 105.73%
Risk-free interest rate	3.95% - 4.28%
Expected term	6 years
Stock-based compensation expenses:
The following table illustrates the effect of stock-based compensation on the line items on the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development expenses	$127	$207	$423	$399
General and administrative	607	656	2,181	2,196
Total	$734	$863	$2,604	$2,595
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Litigation and contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of September 30, 2024, there were no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2024 and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. In this Quarterly Report on Form 10-Q, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to VYNE Therapeutics Inc.
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
Our lead program is VYN201, a locally administered pan-BD BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. In preclinical testing, VYN201 produced consistent reductions in pro-inflammatory and disease-related biomarkers and improvements in disease severity across a variety of inflammatory and fibrotic models. In November 2022, we initiated a Phase 1 clinical trial evaluating a topical formulation of VYN201 for the treatment of nonsegmental vitiligo. In the first quarter of 2023, we announced positive preliminary safety and tolerability, pharmacokinetic and hematology data from the Phase 1a portion of the trial. The first nonsegmental vitiligo patient was dosed in the Phase 1b portion of the trial in January 2023, and on October 30, 2023, we announced positive data from the Phase 1b trial, in which significant clinical improvement in F-VASI was observed in the 1% and 2% dose cohorts after 16 weeks of treatment. We initiated a Phase 2b trial of VYN201 in June 2024. The Phase 2b trial in subjects with nonsegmental vitiligo is a randomized, double-blind, vehicle-controlled trial evaluating the efficacy, safety and pharmacokinetics of once-daily VYN201 gel in three dose cohorts (1%, 2% and 3% concentrations) compared to vehicle for 24 weeks, followed by a 28-week active treatment extension. We expect to enroll approximately 40 to 50 patients in each arm and to report top-line results from the 24-week double-blind portion of the trial in mid-2025.

Our second program is VYN202, an oral small molecule BD2-selective BET inhibitor. VYN202 has been designed to achieve potential class-leading selectivity and potency (BD2 vs. BD1). By maximizing BD2 selectivity, we believe VYN202 has the potential to be a more conveniently administered non-biologic treatment option for both acute control and chronic management of immuno-inflammatory indications, in which the damaging effects of unrestricted inflammatory signaling activity are common. We initiated a Phase 1a single ascending dose/multiple ascending dose ("SAD/MAD") trial of VYN202 in June 2024 and announced positive data from the SAD portion of the trial in September 2024. We expect to report top-line results from the MAD portion of the trial in the fourth quarter of 2024. If the Phase 1a trial is successfully completed, we plan to initiate Phase 1b trials in adult subjects with moderate-to-severe plaque psoriasis and moderate-to-severe adult-onset rheumatoid arthritis, with top-line results anticipated in the second half of 2025.
We intend to advance our product candidates through clinical development toward regulatory approval. As part of our strategy to maximize the value of our pipeline, we may partner with larger pharmaceutical companies to expand and accelerate the development of our programs and explore therapeutic areas outside of our core focus in immunology.
Financial Overview
We have incurred net losses since our inception. Except from the period from 2020 to 2022, when we conducted commercial operations, our business activities have been primarily limited to developing product candidates, raising capital and performing research and development activities. As of September 30, 2024, we had an accumulated deficit of $719.1 million. We recorded net losses of $27.8 million and $22.3 million for the nine months ended September 30, 2024 and 2023, respectively.
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
We made a $0.5 million cash payment to Tay in 2021 in connection with entering into the VYN201 License Agreement. Pursuant to the VYN201 License Agreement, we agreed to make cash payments to Tay of up to $15.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States for all indications, of which $1.8 million has been paid or accrued through September 30, 2024. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the VYN201 License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
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
We made a cash payment of $3.75 million to Tay in connection with entering into the VYN202 License Agreement. Pursuant to the terms of the VYN202 License Agreement, we agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $1.3 million has been paid or accrued through September 30, 2024. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the VYN202 License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
Components of Operating Results
Revenues
Historically, we have generated revenues under development and license agreements, including royalty payments from sales of Finacea foam. We previously licensed the rights to Finacea to LEO Pharma A/S ("LEO Pharma"). This license was not part of the sale of our commercial business to Journey. For both the three months ended September 30, 2024 and 2023, royalty revenues from LEO Pharma in connection with sales of Finacea were $0.1 million. For the nine months ended September 30, 2024 and 2023, royalty revenues from LEO Pharma in connection with sales of Finacea were $0.4 million and $0.3 million, respectively.
Operating Expenses
Research and Development Expenses
Our research and development expenses primarily relate to the development of VYN201 and VYN202. We charge all research and development expenses to operations as they are incurred.
Our total research and development expenses for the three months ended September 30, 2024 and 2023 were $10.2 million and $3.3 million, respectively. Total research and development expenses for the nine months ended September 30, 2024 and 2023 were $21.3 million and $13.3 million, respectively.
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
General and Administrative Expenses
Our general and administrative expenses for both the three months ended September 30, 2024 and 2023 were $3.0 million. Total general and administrative expenses for the nine months ended September 30, 2024 and 2023 were $10.0 million and $9.5 million, respectively.
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
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2023, we had federal and state net operating loss carryforwards of $331.1 million and $41.7 million, respectively, of which $44.3 million will begin to expire in 2031 for federal and $21.3 million will begin to expire in 2040 for state purposes. As of December 31, 2023, we had federal research and development tax credit carryforwards of $6.9 million, which will begin to expire in 2031. We have no state research and development tax credit carryforwards. As of December 31, 2023, we had $307.2 million in federal and state NOLs with no limited period of use. There were no significant updates through September 30, 2024.
NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. State NOLs and tax credit carryforwards may be subject to similar limitations under state laws. We have not completed a Section 382 study through September 30, 2024; however, we may have experienced ownership changes in the past, including in connection with the 2020 merger between Menlo Therapeutics (our predecessor company) and Foamix Pharmaceuticals Ltd. Our private placement transaction in November 2023 also likely resulted in an ownership change for purposes of Section 382. We may experience ownership changes in the future as a result of the subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use the NOL and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2024	2023	$	%
Revenues
Royalty revenues	$121	$114	$7	6.1%
Total revenues	121	114	7	6.1%

Operating expenses:
Research and development	10,248	3,318	6,930	208.9%
General and administrative	2,964	3,030	(66)	(2.2)%
Total operating expenses	13,212	6,348	6,864	108.1%
Operating loss	(13,091)	(6,234)	6,857	110.0%
Other income, net	934	163	771	*
Loss from continuing operations before income taxes	(12,157)	(6,071)	6,086	100.2%
Income tax expense	—	—	—	—%
Loss from continuing operations	(12,157)	(6,071)	6,086	100.2%
Loss from discontinued operations, net of income taxes	—	(513)	(513)	(100.0)%
Net loss	$(12,157)	$(6,584)	$5,573	84.6%
* Percentage not meaningful.

Revenues
Revenues totaled $0.1 million for both the three months ended September 30, 2024 and 2023, consisting of royalty revenue from our royalty agreement with LEO Pharma.
Research and Development Expenses
Our research and development expenses for the three months ended September 30, 2024 were $10.2 million, representing an increase of $6.9 million, or 208.9%, compared to $3.3 million for the three months ended September 30, 2023. The increase was primarily driven by increased expenses associated with our ongoing Phase 2b trial of VYN201 in subjects with nonsegmental vitiligo and our ongoing Phase 1a SAD/MAD trial of VYN202 of $5.0 million and $1.7 million, respectively. Both trials were initiated in June 2024. In addition, employee-related expenses increased by $0.3 million following the hiring of additional research and development personnel.
General and Administrative Expenses
Our general and administrative expenses for both the three months ended September 30, 2024 and 2023 were approximately $3.0 million, representing an immaterial change year-over-year.
Other Income, Net
Other income, net for the three months ended September 30, 2024 and 2023 was $0.9 million and $0.2 million, respectively, and was related to interest income earned on cash, cash equivalents and marketable securities.
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

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2024	2023	$	%
Revenues
Royalty revenues	$417	$348	$69	19.8%
Total revenues	417	348	69	19.8%

Operating expenses:
Research and development	21,262	13,284	7,978	60.1%
General and administrative	10,022	9,490	532	5.6%
Total operating expenses	31,284	22,774	8,510	37.4%
Operating loss	(30,867)	(22,426)	8,441	37.6%
Other income, net	3,074	706	2,368	*
Loss from continuing operations before income taxes	(27,793)	(21,720)	6,073	28.0%
Income tax expense	—	—	—	—%
Loss from continuing operations	(27,793)	(21,720)	6,073	28.0%
Loss from discontinued operations, net of income taxes	(19)	(544)	(525)	(96.5)%
Net loss	$(27,812)	$(22,264)	$5,548	24.9%
Revenues
Revenues totaled $0.4 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively, consisting of royalty revenue from our royalty agreement with LEO Pharma.
Research and Development Expenses
Our research and development expenses for the nine months ended September 30, 2024 were $21.3 million, representing an increase of $8.0 million, or 60.1%, compared to $13.3 million for the nine months ended September 30, 2023. The increase was primarily driven by expenses associated with preparatory and clinical trial activities for a Phase 2b trial of VYN201 in subjects with nonsegmental vitiligo, which was initiated in June 2024, of $8.5 million, which included a $1.0 million milestone payment due to Tay. Additionally, employee-related expenses increased by $0.7 million following the hiring of additional research and development personnel. These increases were partially offset by a decrease in expenses associated with VYN202 of $1.2 million, primarily driven by lower amounts owed to Tay under the VYN202 License Agreement, partially offset by an increase in clinical trial expenses. During the nine months ended September 30, 2023, we made cash payments to Tay totaling $4.0 million in connection with entering into the VYN202 License Agreement. We incurred a $1.0 million development milestone payment due to Tay following the initiation of a Phase 1a SAD/MAD trial of VYN202 in June 2024.
General and Administrative Expenses
Our general and administrative expenses for the nine months ended September 30, 2024 were $10.0 million, representing an increase of $0.5 million, or 5.6%, compared to $9.5 million for the nine months ended September 30, 2023. The increase was primarily related to $0.4 million of consulting and professional fees and $0.1 million of employee-related expenses.
Other Income, Net
Other income, net for the nine months ended September 30, 2024 and 2023 was $3.1 million and $0.7 million, respectively, and was related to interest income earned on cash, cash equivalents and marketable securities.
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

As of September 30, 2024, we had cash, cash equivalents, restricted cash and marketable securities of $70.2 million and an accumulated deficit of $719.1 million. We had no outstanding debt as of September 30, 2024. For the nine months ended September 30, 2024, we incurred a net loss of $27.8 million and used $25.0 million of cash in operations. Based on our current operating plan, we believe our existing cash, cash equivalents, restricted cash and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period of at least 12 months from the date of issuance of the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our sources of funding for both the nine months ended September 30, 2024 and 2023 are further evaluated in the cash flow section below. Other than our obligations pursuant to the Tay License Agreements, we have no ongoing material financial commitments that may affect our liquidity over the next five years. See the section titled “Development and License Agreements—Agreements with Tay” for additional discussion of our financial obligations under the Tay License Agreements.
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
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash (used in) / provided by:
Operating activities	$(24,973)	$(20,204)
Investing activities	$10,627	$5,000
Financing activities	$(9)	$(269)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2024, net cash used in operating activities was $25.0 million and primarily reflected our net loss of $27.8 million adjusted for non-cash stock-based compensation expense of $2.6 million, partially offset by the amortization of premium on marketable securities of $1.9 million. The remainder of the cash used in operations was driven by changes in operating assets and liabilities.
During the nine months ended September 30, 2023, net cash used in operating activities was $20.2 million and primarily reflected our net loss of $22.3 million adjusted for the $2.6 million of non-cash stock-based compensation expense. The remainder of the cash used in operations was driven by changes in operating assets and liabilities.

Net Cash Provided by Investing Activities
During the nine months ended September 30, 2024, net cash provided by investing activities was $10.6 million and consisted of $61.1 million of proceeds received from the sale and maturity of marketable securities, partially offset by $50.5 million paid for the purchase of marketable securities.
During the nine months ended September 30, 2023, net cash provided by investing activities of $5.0 million consisted of the deferred payment received from Journey in January 2023.
Net Cash Used in Financing Activities
During the nine months ended September 30, 2024, net cash used in financing activities was immaterial.
During the nine months ended September 30, 2023, net cash used in financing activities was $0.3 million and consisted of $0.4 million paid for the redemption of convertible preferred stock, partially offset by $0.2 million of proceeds received from the issuance of common stock under our at-the-market equity facility.
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
Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 1, 2024. There have been no material changes to these policies for the nine months ended September 30, 2024, except as set forth below.
Effective June 30, 2024, product revenue, net, product returns, and discontinued operations were no longer deemed critical accounting policies and research and development expenses was newly identified as a critical accounting policy.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of September 30, 2024. Based on such evaluation, those officers have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation or other legal proceedings relating to claims that we consider to be arising in the ordinary course of our business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.
Item 1A. Risk Factors.
Information about our risk factors is contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 1, 2024. As of the date of the issuance of these condensed consolidated financial statements, there have been no material changes in our risk factors from those disclosed in the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2024, we issued an aggregate of 213,273 shares of common stock upon the exercise of Pre-Funded Warrants pursuant to a net exercise mechanism. Each Pre-Funded Warrant had an exercise price of $0.0001 per share. The issuances of the shares of common stock were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
During the three months ended September 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.
Inducement Plan Amendment
As of November 6, 2024, 131,907 shares remained available for issuance under the 2023 Plan. In addition, the Board reduced the number of shares available to be issued under the Inducement Plan to one share.

Item 6. Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Amended and Restated Certificate of Incorporation.	10-K	3/17/2022	3.1

3.1(b)	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock.	10-Q	11/14/2022	3.1(b)

3.1(c)	Certificate of Elimination	8-K	1/17/2023	3.1

3.1(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	2/10/2023	3.1

3.2	Amended and Restated Bylaws.	10-Q	11/14/2022	3.2

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.				X

104	The cover page of VYNE Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included within Exhibit 101 attachments).
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
Dated: November 7, 2024

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Tyler Zeronda
Tyler Zeronda Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)