Form 10-K
period 2024-12-31
VYNE Therapeutics Inc.
filed 2025-03-06
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☐     No ☒
As of June 30, 2024, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $28.2 million based on the closing price of the registrant’s common stock, as reported by the Nasdaq Capital Market, on such date.
As of February 27, 2025, there were 15,209,862 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

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
•Top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as additional data become available and are subject to audit and verification procedures that could result in material changes in the final data;
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
7

PART I
ITEM 1 - BUSINESS
Overview

We are a clinical-stage biopharmaceutical company focused on developing differentiated therapies to treat chronic inflammatory and immune-mediated conditions with high unmet need.

We have exclusive worldwide rights to research, develop and commercialize products containing small molecule bromodomain and extra-terminal domain (“BET”) inhibitors for the treatment of any disease, disorder or condition in humans, which we licensed from Tay Therapeutics Ltd., formerly known as In4Derm Ltd ("Tay"). BET proteins are epigenetic enablers of transcription that regulate the expression of specific genes. Each BET protein consists of two bromodomains (“BD1” and “BD2”) and one end terminal (“ET”) domain. Through our transaction with Tay, we obtained access to a library of new small molecule BET inhibitor compounds including those that inhibit both BD1 and BD2 (“pan-BD” BET inhibitor) and that selectively inhibit BD2 (“BD2-selective” BET inhibitor). Through our access to this library of new BET inhibitors, which comprise our InhiBET™ portfolio, we plan to develop product candidates for a diverse set of therapeutic indications. We have chosen to initially focus our development efforts with these molecules on immune-mediated inflammatory diseases, which are not being targeted by current BET inhibitors in development.

Our lead program is repibresib gel (also known as VYN201), a topically administered, small molecule pan-BD BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. In preclinical testing, repibresib produced consistent reductions in pro-inflammatory and disease-related biomarkers and improvements in disease severity across a variety of inflammatory and fibrotic preclinical models. In November 2022, we initiated a Phase 1 clinical trial evaluating a topical formulation of repibresib first in healthy volunteers (Phase 1a) and then in subjects (Phase 1b) with nonsegmental vitiligo (NSV), an immune-mediated condition that has a high unmet need and only one approved therapy. In the first quarter of 2023, we announced positive preliminary safety and tolerability, including hematology data, and predicted pharmacokinetic results (minimal systemic exposures) from the Phase 1a portion of the trial. We initiated the Phase 1b portion of the trial in NSV subjects in January 2023 and announced positive data from the Phase 1b trial in October 2023. We showed significant clinical improvements in vitiligo involving the face, which has the greatest psychosocial impact on patients, after 16 weeks of treatment using the Facial-Vitiligo Area Scoring Index ("F-VASI"). We initiated a Phase 2b trial with repibresib gel in NSV subjects in June 2024. The Phase 2b trial is a randomized, double-blind, vehicle-controlled trial evaluating the efficacy, safety and pharmacokinetics of once-daily repibresib gel in NSV subjects in three dose cohorts (1%, 2% or 3% concentrations) compared to vehicle over 24 weeks, followed by a 28-week active treatment extension with subjects on vehicle crossing over to active doses. We enrolled approximately 45 patients in each arm and expect to report top-line results from the 24-week double-blind portion of the trial in mid-2025.

Our second program is VYN202, an oral, small molecule BD2-selective BET inhibitor. Prior studies have shown that while BD1 modulates cell-cycling and homeostatic functions, BD2 regulates gene expression of pro-inflammatory mediators in cells. VYN202 has been designed to achieve potential class-leading potency and selectivity for BD2 vs. BD1. By maximizing BD2 selectivity, we believe VYN202 has the potential to be a potent oral immunomodulator option for both acute control and chronic management of immune-mediated inflammatory conditions, without the hematologic and gastrointestinal adverse effects associated with earlier generation systemic pan-BD BET inhibitors that were being developed in oncologic settings. We have completed a Phase 1a single ascending dose/multiple ascending dose ("SAD/MAD") trial of VYN202 in healthy volunteers and announced positive data from this trial in December 2024. We observed that VYN202 had a favorable safety and tolerability profile with no drug-related adverse events historically associated with earlier generation, less BD2-selective BET inhibitors. VYN202 also demonstrated robust pharmacodynamic activity including evidence of target engagement and inhibition of several inflammatory biomarkers relevant to immune-mediated disorders in ex vivo stimulation assays. We initiated a Phase 1b trial in February 2025 in adult subjects with moderate-to-severe plaque psoriasis. The Phase 1b trial is a randomized, double-blind, placebo-controlled trial of once daily treatment with VYN202 capsules dosed for 12 weeks, to primarily evaluate the safety of VYN202 across four cohorts (0.25 mg, 0.5 mg, 1 mg doses and placebo), with secondary objectives that include pharmacokinetics and preliminary evidence of efficacy via endpoints evaluating improvements from baseline in psoriasis area and severity index (PASI) scores. The trial will also include a 4-week safety follow-up visit after completion of the 12-week dosing period. We expect to enroll approximately 80 subjects with moderate-to-severe plaque psoriasis and to report top-line results from the placebo-controlled trial by the end of 2025. Additionally, we anticipate that the data from the Phase 1b trial in plaque psoriasis subjects will provide key insights into VYN202's potential activity across a range of immune-mediated diseases.

We intend to advance our product candidates through further phases of clinical development toward regulatory approval. As part of our strategy to maximize the value of our pipeline, we may partner with larger pharmaceutical companies to expand and accelerate the development of our programs and explore other indications and therapeutic areas outside of our core focus in immune-mediated diseases.

BET Proteins: Key Epigenetic Regulators of NF-kB, an Orchestrator of Inflammation

BET proteins are epigenetic enablers of transcription that regulate the expression of specific genes. In some cases, BET proteins can activate oncogenes via BD1, thereby leading to increased cell proliferation and survival that may lead to formation of solid tumors and hematologic malignancies. BET inhibitors have the potential to downregulate the expression of such oncogenes. These observations have resulted in the generation and clinical investigation of BET inhibitors in several cancer subtypes by various pharmaceutical companies, including large pharmaceutical companies.

In addition, BET proteins can regulate the expression of a wide range of pro-inflammatory genes, primarily through the NF-kB pathway. NF-kB is a critical transcription factor in inflammation that orchestrates production of key inflammatory cytokines and activation of multiple immune cell types. The dysregulation of NF-kB pathway activation can lead to several chronic immune-mediated conditions.

BET Inhibition: A Potential Novel Mechanism for the Treatment of Immune-Mediated Conditions

Inhibition of BET proteins can prevent the continual dysregulated/hyperactivated signaling of the NF-kB pathway which occurs in many autoimmune diseases. A known family of drugs, corticosteroids, have demonstrated efficacy in treating inflammation predominantly by inhibiting the NF-kB pathway. These are a widely used class of anti-inflammatory and immunosuppressive drugs, but their therapeutic use when given systemically is limited by many endocrine and metabolic side effects mediated by other pathways that are also impacted by these agents. By inhibiting the NF-kB pathway through the specific bromodomain BD2, BET inhibition could be a novel, non-steroidal, mechanism for the treatment of immune-mediated diseases without the non-immune side effects of corticosteroids. Because most of such diseases are heterogenous and driven by multiple immune pathways, BET inhibition has the potential to address a broad range of immune-mediated diseases due to its potential impact on many of these pathways.

The diagram below depicts the role of BET proteins in gene transcription via the NF-kB pathway, and the subsequent effect of disrupting this process on expression of inflammatory cytokines.

Cytokine receptor
TCR
TLR
IKKγ
IKKα
IKKβ
Cytokine protein
NFκB
IκBα
p50
p65
cytoplasm
ER
nucleus
NFκB
BET
BD2
BD1
Acetylated
Cytokine RNA
p-TefB
histones
chromatin
RNA-polymerase II
DNA

Our Platform and Product Candidates

InhiBET™ BET Inhibitor Platform

Through our partnership with Tay, we have exclusive worldwide rights to research, develop and commercialize products containing certain BET inhibitor compounds for the treatment of any disease, disorder or condition in humans. See "Development and License Agreements—Tay License Agreements." Utilizing our InhiBET platform and through our preclinical and clinical activities, we are evaluating the impact that BET inhibitor compounds have on regulating proinflammatory cytokines. We are targeting indications whose pathogenesis is linked to excessive production of these cytokines. We have selected development candidates and are developing formulations that are designed to maximize the anti-inflammatory effect of the drugs while minimizing safety concerns. Through our InhiBET development platform, we believe we can demonstrate the potential utility of these BET inhibitor compounds and develop therapies for a variety of immune-mediated diseases.

Repibresib - Locally Administered Pan-BD BET Inhibitor

Our lead BET inhibitor candidate in development is repibresib gel, which was developed using the InhiBET platform and is a topically-administered BET inhibitor. It is a first-in-class “soft” pan-BD BET inhibitor that is being developed to address diseases involving multiple, diverse inflammatory cell signaling pathways. Our goal with the repibresib program is to develop a therapy that delivers potent, localized anti-inflammatory effects and can be rapidly cleared through the body's metabolic processes to avoid systemic effects. We have conducted several preclinical studies which have demonstrated repibresib’s anti-fibrotic and anti-inflammatory activities and the ability to significantly reduce the expression of key cytokines relevant to certain autoimmune diseases, including vitiligo, psoriasis, rheumatoid arthritis, and idiopathic pulmonary fibrosis. In October 2023, we announced positive data from our Phase 1b trial of repibresib gel in subjects with NSV, which demonstrated clinical proof-of-concept for the use of this BET inhibitor to treat an immune-mediated disease. We initiated a Phase 2b trial with repibresib gel in NSV subjects in June 2024. Based on data generated to date, we believe repibresib has the potential to be highly versatile across multiple indications by serving as a locally-acting therapy with low systemic exposure.

Nonsegmental Vitiligo (NSV)

Vitiligo is a chronic autoimmune depigmenting disorder of the skin, characterized by the loss of pigment-producing cells known as melanocytes. Vitiligo is the most common depigmenting skin condition, with a prevalence estimated at 0.5 - 2.0% of the world population. An article published in the scientific journal, JAMA Dermatology, in 2021 estimated that there were between 1.9 million and 2.8 million cases of vitiligo in the United States. Approximately 90% of vitiligo cases are characterized as nonsegmental, in which white patches appear symmetrically on both sides of the body. There is currently only one drug, OPZELURA® (ruxolitinib) cream, approved by the FDA for the treatment of NSV. That product includes a boxed safety warning on its label. Based on preclinical and clinical data generated to date, we believe that repibresib gel has the potential to offer a targeted, efficacious, and a safe treatment option for NSV that lowers the disease recurrence rate and can be effective for all skin phototypes with few side effects.

Phase 1 Clinical Trial

Based in part on the data we observed from the preclinical vitiligo model described below, we commenced a Phase 1 clinical trial evaluating repibresib topical ointment for the treatment of NSV in November 2022. The trial was conducted at U.S.-based clinical centers. In the Phase 1a portion of the trial, single ascending and multiple ascending doses of repibresib were applied topically once daily to 30 healthy volunteers in five dose cohorts for two weeks with a one-week safety follow-up visit to evaluate the safety, tolerability and pharmacokinetics of repibresib. Evaluated doses included 0.025%, 0.1%, 0.5%, 1.0% and 2.0% concentrations. There were no serious adverse events and no dose adjustments were required. There were no clinically-relevant treatment emergent adverse events, abnormal clinical laboratory results or electrocardiogram findings, and no discontinuations. We selected the 0.5%, 1.0% and 2.0% doses for further evaluation in the Phase 1b portion of the trial.

The Phase 1b portion was a 16-week open-label trial assessing the safety, tolerability and pharmacokinetics of once-daily repibresib in 29 patients across the three dose cohorts. Exploratory efficacy of repibresib was also evaluated, including its ability to arrest the progression of skin depigmentation and support skin repigmentation in patients with active disease using F-VASI scoring. In October 2023, we announced positive results from the Phase 1b portion of the trial. Significant clinical improvement was observed in the 1.0% and 2.0% cohorts with rapid onset of action and a dose-dependent response. Mean percentage reduction in F-VASI score from baseline after 16 weeks of treatment was 7.5%, 30.2% and 39.0% for the 0.5%, 1.0% and 2.0% cohorts, respectively. There were no clinically-relevant treatment emergent adverse events in any cohort.

Phase 2 Clinical Trial

Last year, we reformulated repibresib in a once-daily gel for our Phase 2b trial in subjects with NSV, which we initiated in the second quarter of 2024. The ongoing Phase 2b trial is a randomized, double-blinded, vehicle-controlled trial evaluating subjects with NSV for 24 weeks, followed by a separate active treatment extension phase for an additional 28 weeks, with vehicle subjects crossing over to active doses at Week 24. The trial is evaluating four arms (three active arms, one vehicle arm) of once-daily repibresib gel, with each arm enrolling approximately 45 subjects with active or stable NSV. The primary efficacy endpoint of the trial is an evaluation of the proportion of subjects achieving F-VASI50 at Week 24 compared to vehicle. In January 2025, we announced the completion of enrollment in the trial. We anticipate top-line results from the 24-week double-blind portion of the trial to be available in mid-2025.

Preclinical Studies for Multiple Indications

Vitiligo

We conducted a preclinical study using an ex vivo skin model of vitiligo. The objectives of this study were to evaluate the potential of repibresib to:

•reduce matrix metalloproteinase-9 (“MMP-9”) secretion, which allows for melanocyte stabilization and limits loss of melanocytes/depigmentation in vitiligo;
•reduce the soluble adhesion molecule, E-cadherin, which is a biomarker of melanocyte loss due to degradation of matrix-bound E-cadherin by MMP-9;
•minimize the loss of melanocytes by assessing melanin pigment content; and
•increase the expression of genes commonly associated with melanogenesis (melanin synthesis, melanosome maturation and transport).

In the preclinical study, repibresib reduced the expression of key pro-inflammatory biomarkers relevant to the pathogenesis of vitiligo and resulted in marked reduction in melanocyte loss. Repibresib produced a dose-dependent reduction in MMP-9 and soluble E-cadherin and substantially reduced the loss of melanin pigment in the basal layers of skin at the 0.1% and 1.0% concentrations. In addition, repibresib significantly upregulated WNT16, a member of the WNT family of genes, suggestive of increased melanogenesis. The WNT/β-catenin signaling pathway is known to be dysregulated in vitiligo and is believed to play a key role in melanocyte regeneration.

In additional in vitro assays using human CD8+ t-cells with repibresib:

•Repibresib was found to potently inhibit the differentiation of CD8+ T-cells that are known to induce both a cytotoxic and destabilizing effect on melanocytes, the primary cell type that produces melanin in skin.
•Repibresib inhibited the release of interferon-gamma which is a cytokine known to drive differentiation of CD8+ T-cells.

Plaque Psoriasis

We evaluated the impact of repibresib on Th17-mediated inflammation in an established preclinical animal model of psoriasis and an ex vivo human tissue study. T-helper 17, or Th17, cells are a CD4+ T-cell subset characterized by production of the inflammatory cytokine, interleukin-17, or IL-17. Th17 cells play an important role in the pathogenesis of a diverse group of immune-mediated diseases, including psoriasis, psoriatic arthritis, inflammatory bowel disease, and multiple sclerosis. In the animal model, depilated mice were topically dosed with imiquimod cream to induce a psoriasis phenotype over a 7-day induction phase. A further 7-day treatment phase evaluated three doses of repibresib (0.001%, 0.01% and 0.1% concentrations) compared to a highly potent topical corticosteroid (clobetasol propionate 0.05% cream) used as a positive control, and a vehicle control. An imiquimod-naive control group (healthy control group) was also included for vehicle treatment. In these studies, treatment with repibresib significantly reduced the expression of several key proinflammatory cytokines relevant to Th17-mediated autoimmune diseases. A dose-dependent improvement in the signs of inflammation was observed in repibresib treatment groups, and treatment with repibresib at all concentrations was well tolerated in the study.

Idiopathic Pulmonary Fibrosis

We evaluated an inhaled formulation of repibresib in an established mouse model of idiopathic pulmonary fibrosis. Lung fibrosis was induced in mice using a single intratracheal dose of bleomycin. Fibrosis was left to develop for seven days, and thoracic tomography images were obtained to stage fibrotic development. Animals were assigned to six treatment groups: untreated and unstimulated control, placebo, and one of four doses of repibresib (0.1, 0.2, 0.5, and 1.0 mg/mL), with six mice in each group. Each treatment group was dosed intratracheally every other day for 14 days. Changes in blood oxygen saturation, Ashcroft scoring (a standardized numerical scale used to quantify the extent of lung fibrosis in histological samples), lung hydroxyproline (a tissue biomarker for fibrosis), and volumetric lung function were assessed. Treatment with repibresib at 0.5 mg/mL and 1 mg/mL resulted in statistically significant reductions in Ashcroft scores and levels of hydroxyproline compared to the placebo control group at Day 21. In addition, mean blood oxygen saturation for the repibresib 1 mg/mL group was 92.4% at Day 21, an 8.8% improvement compared to the placebo group (83.6%). Mean blood oxygen saturation for the untreated and unstimulated control group was 95.2%. Thoracic tomography revealed that repibresib treatment groups experienced a dose-dependent improvement in functional lung volume compared to the placebo control group.

Rheumatoid Arthritis

We conducted a preclinical study showing that intra-articular injections of repibresib resulted in significant inhibition of inflammation in a validated animal model of rheumatoid arthritis. In the preclinical study, inflammatory arthritis was induced in BALB/c mice. Each treatment group of seven mice was injected with either (i) an intra-articular dose of vehicle, (ii) an intra-articular dose of repibresib (with one of four concentrations ranging from 0.01 to 10 mg/kg), (iii) an intra-articular dose of dexamethasone (1 mg/kg) or (iv) a systemic dose of dexamethasone (1 mg/kg, via intraperitoneal injection). The intra-articular doses were administered on days 0, 3, 6 and 9 while the dexamethasone systemic injections were given daily beginning at day 0 through 11. Each animal treated with the intra-articular injections received the injection in the ankle of one rear paw. The untreated rear paw was assessed to evaluate any potential anti-inflammatory systemic effect. Treatment response was evaluated based on an assessment of paw thickening or swelling (in millimeters) and arthritis scoring based on a five-point composite severity scale of redness, swelling of the ankles and wrists, and paw thickness. Scoring in this model ranges from 0 (normal) to 4 (extensive signs and symptoms of arthritis).

Treatment with repibresib resulted in marked inhibition of paw thickening at the 1 and 10 mg/kg doses. At both doses, the inhibition of paw thickening was statistically significant in the treated paw relative to the untreated rear paw on Day 12 (p<0.01). In addition, limbs treated with repibresib at the 1 and 10 mg/kg dose levels had an average arthritis score of 0.57 and 0.67, respectively, or near normal. The arthritis score was significantly lower in the treated paw at both doses relative to the non-treated paws on Day 12 (p<0.05).
VYN202 - Oral BD2-Selective BET Inhibitor

VYN202 is an oral, small molecule BD2-selective BET inhibitor that has been designed to achieve potential class-leading potency and selectivity for BD2 vs. BD1. Systemic BET inhibitors have historically targeted both BD1 and BD2 less selectively, which we believe caused gastrointestinal toxicity and bone marrow suppressive effects like thrombocytopenia. By maximizing BD2 selectivity, we believe VYN202 may alleviate the toxicities observed by other less BD2-selective BET inhibitors in development for oncology and have the potential to be a potent, oral immunomodulator option for both acute control and chronic management of immune-mediated conditions, where the damaging effects of unrestricted inflammatory signaling activities are common.
Phase 1a SAD/MAD Clinical Trial

We have completed a Phase 1a SAD/MAD trial of VYN202 in healthy volunteers and announced positive data from this trial in December 2024. We observed that VYN202 had a favorable safety and tolerability profile with no drug-related adverse events historically associated with earlier generation, less BD-selective BET inhibitors. VYN202 also demonstrated robust pharmacodynamic activity including evidence of target engagement and inhibition of several inflammatory biomarkers relevant to immune-mediated disorders in ex vivo stimulation assays. In February 2025, we initiated a Phase 1b trial in adult subjects with moderate-to-severe plaque psoriasis. The Phase 1b trial is a randomized, double-blind, placebo-controlled trial to primarily evaluate the safety of VYN202 administered orally once a day across four cohorts (0.25 mg, 0.5 mg, 1 mg doses and placebo), with secondary objectives that include pharmacokinetics and preliminary evidence of efficacy via endpoints evaluating improvements from PASI scores after 12 weeks. We expect to enroll approximately 80 subjects with psoriasis and to report top-line results from the placebo-controlled trial by the end of 2025. Additionally, we anticipate that the data from the Phase 1b trial in psoriasis subjects will provide key insights into VYN202’s potential activity across a range of immune-mediated diseases.

Preclinical Data in Multiple Indications

Plaque Psoriasis

We evaluated VYN202 in an established mouse model of psoriasis that was used earlier with repibresib gel (see above). After inducing a psoriasis phenotype in BALB/c mice, treatment was administered intraperitoneally with VYN202 doses, deucravacitinib (an allosteric TYK2 inhibitor approved for the treatment of moderate-to-severe plaque psoriasis), or placebo. VYN202 and deucravacitinib at equivalent dosing resulted in comparable onset of action and efficacy. Mice receiving VYN202 3 mg/kg had approximately 95% mean reduction in PASI score from baseline by day 7 of treatment, which was consistent with the results in the deucravacitinib 3 mg/kg group. Treatment with VYN202 3 mg/kg reduced the expression of IL-17A, a major effector cytokine involved in the pathogenesis of psoriasis, by 93% compared to placebo. Treatment with VYN202 at all doses also resulted in a marked reduction of other disease-related cytokines (IL-1β, IL-6, IL-22, IL-23, and TNF-α) compared to the placebo group.
Rheumatoid Arthritis
We evaluated VYN202 in two preclinical models of rheumatoid arthritis. In a 21-day collagen-induced arthritis (CIA) model, signs and symptoms of inflammatory arthritis were induced in Lewis rats. Each treatment group orally received placebo, GSK620 (an early generation less BD2-selective BET inhibitor) at 10 mg/kg, or VYN202 at one of three different dose strengths (1, 3, or 10 mg/kg). Daily treatment with VYN202 10 mg/kg resulted in a 71% reduction in the overall signs and symptoms of rheumatoid arthritis at day 21 and a 79% lower paw volume (a measure of swelling) compared to mice receiving placebo. Of the animals treated with the highest dose of VYN202, 75% presented with normal joint histopathology at the end of the study, whereas animals treated with placebo experienced marked inflammatory cell infiltrate, granulation tissue, bone erosion and cartilage ulceration. The administration of VYN202 10 mg/kg also achieved a 98% lower expression of anti-collagen II antibody compared to placebo.
In a 21-day adjuvant-induced arthritis (AIA) model in Lewis rats, test animals were randomly assigned to 7 groups: two vehicle groups, dexamethasone, upadacitinib, and VYN202 at one of three different dose strengths (0.1, 1, or 10 mg/kg). All but one of the vehicle groups were induced with the adjuvant to replicate signs and symptoms of inflammation on the paws and joints of the animals. Induced animals were then orally administered either vehicle, reference compound or VYN202 doses for 15 consecutive days. Compared to the vehicle+adjuvant group, all strengths of VYN202 had a significant effect on inhibiting inflammation in the paws, comparable to the reference compound, upadacitinib. The highest concentration of VYN202 resulted in an approximately 88% reduction in paw volume compared to the vehicle group. Histopathology scores showed VYN202 had a significant effect on preventing ankle inflammation compared to the control group with VYN202 10 mg/kg having a 67% reduction compared to control and upadacitinib 10 mg/kg demonstrating a 56% reduction compared to control.
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
Together with contract manufacturing organizations ("CMOs"), we have developed the validation processes, methods, tests and/or controls that we believe are suitable for the manufacturing of our product candidates and for defining their properties. Development stage quantities of any products that we develop need to be manufactured in facilities and by processes that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we may seek approval. We require all of our CMOs to comply with these requirements and currently employ internal and external resources to manage our manufacturing contractors. The relevant manufacturers of our product candidates for our current preclinical and clinical trials have advised us that they are compliant with both the FDA’s Good Laboratory Practices ("GLP") and the FDA's current Good Manufacturing Practice ("cGMP") guidances.
Development and License Agreements
Agreements with Tay
Evaluation and Option Agreement
In April 2021, we entered into an Evaluation and Option Agreement (the "Option Agreement") with Tay. Pursuant to the Option Agreement, Tay granted us an exclusive option to obtain certain exclusive worldwide rights to research, develop and commercialize products containing Tay’s BET inhibitor compounds for the treatment of any disease, disorder or condition in humans. Pursuant to the Option Agreement, we agreed to use commercially reasonable efforts to develop and manufacture a product with a pan-BD BET inhibitor as its active ingredient, and Tay agreed to provide a mutually agreed data package and select a new chemical entity development candidate from its Oral BETi Compounds. We paid a $1.0 million non-refundable cash payment to Tay upon execution of the Option Agreement.

Under the terms of the Option Agreement, our option (the "Oral Option") with respect to the Oral BETi Compounds was to expire on June 30, 2022, but in June 2022, we and Tay entered into a letter agreement to extend the option term to February 28, 2023. In February 2023, we and Tay entered into an additional letter agreement pursuant to which the option term was further extended to April 30, 2023. We exercised the Oral Option for VYN202 on April 28, 2023 as described below. See "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Development and License Agreements—Agreements with Tay Therapeutics—Evaluation and Option Agreement" for a discussion regarding payments made to Tay in connection with the extension of the term for the Oral Option.

License for Locally Administered Pan-BD BET Inhibitor Program (Repibresib)

In August 2021, we exercised our option with respect to the repibresib program and entered into a License Agreement (the "Repibresib License Agreement") granting us a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s pan-BD BET inhibitor compounds in all fields. We have the sole responsibility for development, regulatory, marketing and commercialization activities to be conducted for the licensed products at our sole cost and discretion. We are required to use commercially reasonable efforts to develop and, if approved, commercialize such products. Pursuant to the Repibresib License Agreement, a joint development committee consisting of one representative from each party reviews the progress of the development plan for the licensed products. Pursuant to the Repibresib License Agreement, we may develop a product that contains or incorporates a specific BET inhibitor, whether alone or in combination with other active ingredients, in any form, formulation, presentation, or dosage, and for any mode of administration.

We made a $0.5 million cash payment to Tay in 2021 in connection with entering into the Repibresib License Agreement. Pursuant to the Repibresib License Agreement, we agreed to make cash payments to Tay upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States of up to $15.75 million for all indications, of which $1.8 million has been paid or accrued through December 31, 2024. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the Repibresib License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales of licensed products under the Repibresib License Agreement and the VYN202 License Agreement, subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

Pursuant to the Repibresib License Agreement, we were granted a sublicense under certain intellectual property which was licensed to Tay by the University of Dundee (“Dundee”) pursuant to a certain license agreement between Tay and Dundee effective as of July 24, 2020 and amended and restated on October 8, 2021 (the “Head License”). On February 13, 2025, Tay and Dundee entered into an agreement for the termination of the Head License and assignment of such intellectual property from Dundee to Tay. Upon termination of the Head License, the Repibresib License Agreement was accordingly amended to reflect the assignment of the intellectual property to Tay upon its payment in full to Dundee. The amendment does not change any of Tay’s or VYNE’s rights or obligations under the Repibresib License Agreement, except that any obligations owed by VYNE to Dundee with respect to repibresib are now owed to Tay.

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

We made a cash payment of $3.75 million to Tay in connection with entering into the VYN202 License Agreement. Pursuant to the terms of the VYN202 License Agreement, we agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $1.3 million has been paid or accrued through December 31, 2024. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the VYN202 License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales of licensed products under the VYN202 License Agreement and the Repibresib License Agreement, subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
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
As of December 31, 2024, our patent portfolio in relation to our repibresib program includes a granted patent in the United Kingdom, Indonesia, Israel, India, Mexico, and South Africa and pending compound and composition patent applications licensed by us from Tay. A PCT application covering the compound, which published as WO 2020/216779, was filed nationally in more than 15 jurisdictions, including the U.S., China, Europe, Eurasia, and Japan. Subject to being granted and payments of the appropriate maintenance fees, each patent will expire in 2040, without accounting for any potential patent term adjustment in the U.S. A PCT application covering methods of use, which published as WO 2023/081720, was filed nationally in ten jurisdictions, including the U.S., China, Europe, Eurasia, and Japan. Subject to being granted and payments of the appropriate maintenance fees, each patent will expire in 2042, without accounting for any potential patent term adjustment in the U.S. In addition, a PCT application, which published as WO 2024/220589, was filed nationally in ten jurisdictions, including the U.S., China, Europe, Eurasia, and Japan. Subject to being granted and payments of the appropriate maintenance fees, each patent will expire in 2042, without accounting for any potential patent term adjustment in the U.S. In addition, a PCT application, which published as WO 2024/220589, and a provisional application directed to various uses of repibresib have been filed. Subject to the PCT application being filed nationally, filing a non-provisional application, and these patent applications being granted and payments of the appropriate maintenance fees, each patent will expire in 2042 and 2044, respectively, without accounting for any potential patent term adjustment in the U.S.
As of December 31, 2024, our patent portfolio in relation to our VYN202 program includes a granted patent in the United Kingdom and pending compound and composition patent applications licensed by us from Tay. A PCT application covering the compound, which published as WO 2023/275542, was filed nationally in more than 15 jurisdictions, including the U.S., China, Europe, Eurasia and Japan. Subject to being granted and payments of the appropriate maintenance fees, each patent will expire in 2042, without accounting for any potential patent term adjustment in the United States. Two additional compound and composition PCT applications were also filed in relation to VYN202 and our oral BD2-selective BET inhibitor program exclusively licensed by us from Tay. Subject to these PCT applications being filed nationally, one of which published as WO 2024/018423, and the patent applications being granted and payments of the appropriate maintenance fees, the patents will expire in 2043, without accounting for any potential patent term adjustment in the United States. In addition, a provisional application directed to VYN202 method of use has been filed. Subject to filing a non-provisional and this patent application being granted and payments of the appropriate maintenance fees, this patent would expire in 2045, without accounting for any potential patent term adjustment in the United States.
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
For vitiligo, our primary competitors include topical therapies such as generic and branded versions of calcineurin inhibitors, including ELIDEL, marketed by Bausch Health; OPZELURA, a topical JAK inhibitor marketed by Incyte Corporation; branded and generic versions of high potency steroids, including CLOBEX, marketed by Galderma Laboratories, LP; and other treatments including various lasers and ultraviolet light-based therapies. In addition, there are several prescription product candidates under development that could potentially be used to treat vitiligo and compete with repibresib gel, if approved, including but not limited to oral JAK inhibitors being developed by Incyte, Pfizer and AbbVie.
We intend to develop VYN202 for the treatment of various immune-mediated conditions. Our initial proof-of-concept indication is moderate-to-severe plaque psoriasis which is a competitive market. The psoriasis market includes several approved anti-IL-17 antibody therapies, including COSENTYX, marketed by Novartis; TALTZ, marketed by Eli Lilly; SILIQ, marketed by Bausch Health; and BIMZELX, marketed by UCB SA. Other classes of injectable biologics approved for use in indications for which IL-17 therapeutics are also approved include anti-IL-12/23 and anti TNFα monoclonal antibodies marketed by AbbVie, Sun Pharmaceutical Industries and Janssen Pharmaceuticals, among others. Furthermore, the oral PDE4 inhibitor, OTEZLA, marketed by Amgen, and oral TYK2 inhibitor, SOTYKTU, marketed by Bristol Myers Squibb, are approved for the treatment of psoriasis. In addition, we are aware of other oral therapeutic candidates including other TYK2 inhibitors, oral IL-17 inhibitors, and oral IL-23 inhibitors being developed by Takeda Pharmaceutical Company, Ventyx Biosciences, Eli Lilly, LEO Pharma, Janssen Pharmaceuticals, among others. We anticipate our second indication, subject to adequate levels of funding, will be rheumatoid arthritis which is also a competitive market. Medications for the treatment of rheumatoid arthritis include corticosteroids and disease-modifying anti-rheumatic drugs ("DMARDs"). DMARDs include (i) methotrexate, sulfasalazine, leflunomide and hydroxychloroquine, (ii) biologic DMARDs, and (iii) targeted synthetic DMARDs such as JAK inhibitors. These drugs are produced and sold, or are approved for marketing, by large pharmaceutical companies, including AbbVie, Amgen, Bristol Myers Squibb, Johnson & Johnson, UCB, Roche, Eli Lilly, and Pfizer. In addition, several other companies are developing drugs for the treatment of rheumatoid arthritis that, if approved, could compete with VYN202 if the indication is pursued and approved.
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
The process required by the FDA prior to marketing and distributing a new drug product in the United States generally involves the following:
•completion of laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice ("GLP") or other applicable regulations;
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
•preparation and submission to the FDA of an NDA or supplemental NDA;
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
•payment of user fees and FDA review and approval of an NDA; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy ("REMS") and the potential requirement to conduct post-approval studies.

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
Clinical trials are typically conducted in three sequential phases, which, in some cases, may overlap or be combined:
•Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.
•Phase 2: The drug is administered to a limited patient population to identify possible short-term adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.
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

CMS administers the Medicaid drug rebate program, in which pharmaceutical manufacturers pay quarterly rebates to each state Medicaid agency. Generally, for branded prescription drugs marketed under NDAs, manufacturers are required to rebate the greater of 23.1% of the average manufacturer price or the difference between such price and the best price during a specified period (subject to inflation). An additional rebate for products marketed under NDAs is payable if the average manufacturer price increases at a rate higher than inflation, and other methodologies apply to new formulations of existing drugs. In addition, the Patient Protection and Affordable Care Act (the "ACA") revised certain definitions used for purposes of calculating the rebates, including the definition of “average manufacturer price.” Various state Medicaid programs have implemented voluntary supplemental drug rebate programs that may provide states with additional manufacturer rebates in exchange for preferred status on a state’s formulary or for patient populations that are not included in the traditional Medicaid drug benefit coverage.
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

There have been executive, judicial, Congressional, and political challenges and amendments to certain aspects of the ACA. For example on August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that there will be additional health reform measures. It is unclear how any such challenges, if any, and other efforts to modify, repeal and replace the ACA will impact the ACA.

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. Congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. For example, the IRA, among other things (i) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”), and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.

Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced, allowing an agency to grant a compulsory license on a privately owned patent to third parties, if the invention was developed with federal funding and the agency finds that certain statutory criteria apply. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. We anticipate that these and other healthcare reform efforts will continue to result in additional downward pressure on drug pricing, particularly in light of recent U.S. Presidential and Congressional elections. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.
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
Human Capital Resources
As of December 31, 2024, we had a total of 13 full-time employees. All of our employees are located in the United States. From time to time, we also retain independent contractors and consultants to support our organization. We believe our internal R&D capabilities coupled with our third-party R&D consultants are sufficient to execute our clinical development strategy in a cost-effective manner. None of our employees are represented by a labor union, and we consider our employee relations to be good.
Attracting, retaining and developing employees from a wide range of backgrounds to support our research, development and clinical activities is an integral part of our human capital strategy and we believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages.
Corporate Information
We were incorporated in October 2011 as a Delaware corporation under the name Tigercat Pharma, Inc. We changed our name to VYNE Therapeutics Inc. in September 2020, following the merger between Foamix Pharmaceuticals Ltd. ("Foamix") and Menlo Therapeutics Inc. (our predecessor company) ("Menlo") in March 2020.
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
Our current development pipeline consists of our BET inhibitor product candidates, repibresib gel (VYN201) and VYN202, which we are developing for the treatment of immuno-inflammatory diseases. The success of our business is dependent on our successful development and/or our ability to pursue strategic initiatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize, these product candidates.
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
Our product candidates are in clinical development and may fail in development or suffer delays that materially and adversely affect their viability. If we are unable to complete development of, or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
Each of our product candidates is in clinical development. We initiated a Phase 2b trial for repibresib gel in nonsegmental vitiligo in June 2024 and a Phase 1b trial for VYN202 in February 2025. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.
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
For example, our Phase 1a trial for VYN202 was initially placed on a clinical hold. Following submission of additional nonclinical study data, the hold was lifted and we proceeded to conduct the trial, which was completed in the fourth quarter of 2024. We may also encounter delays if a clinical trial or a clinical trial site is suspended or terminated by us, the IRB of the institutions in which such trials are being conducted, by the trial’s data safety monitoring board, or by the FDA. Such authorities may suspend or terminate one or more of our clinical trials due to a number of factors, including our failure to conduct the clinical trial in accordance with relevant regulatory requirements or clinical protocols, inspection of the clinical trial operations or trial site by the FDA resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
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

Each of our BET inhibitor programs involves a novel therapeutic approach and new chemical entity, requires significant further research and development and regulatory approvals and is subject to the risks of failure inherent in the development of products based on innovative approaches. New chemical entities derived from our InhiBET platform are molecules that have not previously been approved and marketed as therapeutics. As a result, the product candidates from our InhiBET platform may face greater risk of unanticipated safety issues or other side-effects, or may not demonstrate efficacy. For example, systemic BET inhibitors have historically targeted both BD1 and BD2 less selectively, causing gastrointestinal toxicity and bone marrow suppressive effects like thrombocytopenia. While we believe VYN202’s high selectivity for BD2 may alleviate the therapeutic limiting toxicities observed by other less BD2-selective BET inhibitors, we may need to spend more time and greater resources verifying any toxicity associated with VYN202. Accordingly, the regulatory pathway for our new chemical entities may be more demanding and take a longer period of time.
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
Top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as additional data become available and are subject to audit and verification procedures that could result in material changes in the final data.
We may publicly disclose top-line or preliminary data from our clinical trials based on a preliminary analysis of then-available data. In that case, the results and related findings and conclusions remain subject to change following a complete analysis of all data related to the trial. We also make certain assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Accordingly, top-line and preliminary data should not be considered complete and should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available. Adverse differences between interim, top-line or preliminary data and final data could significantly harm our reputation and business prospects. Further, disclosure of interim, top-line or preliminary data by us or by our competitors could result in volatility in the price of our common stock.
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
If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
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

We have chosen to initially evaluate repibresib gel in the treatment of nonsegmental vitiligo, and we intend to initially evaluate VYN202 in the treatment of moderate-to-severe plaque psoriasis and, subject to adequate levels of funding, moderate-to-severe adult-onset rheumatoid arthritis. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnerships, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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
We rely on third parties to conduct, supervise and monitor our clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business.
We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to assist us in conducting our clinical trials for our other product candidates. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.
We and our CROs are required to comply with the FDA’s and other regulatory authorities’ good clinical practices ("GCPs") for conducting, recording and reporting the results of clinical trials to assure that the data and reported results are credible and accurate, and that the rights, integrity and confidentiality of clinical trial participants are protected. If we or our CROs fail to comply with applicable GCPs, or if our CROs do not adequately monitor the conduct of medical institutions, clinical investigators, contract laboratories or other third parties involved in our clinical trials, the clinical data generated in our clinical trials may be deemed unreliable and the FDA and other regulatory authorities may require us to perform additional clinical trials before approving any marketing applications.
If the third parties or consultants that assist us in conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, our clinical trial results may be negatively impacted and/or we may need to conduct additional clinical trials or enter into new arrangements with alternative third parties, which could be difficult, costly or impossible. As a result, our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain, or may be delayed in obtaining, regulatory approval for the product candidates being tested in such trials, and will not be able to, or may be delayed in our efforts to, successfully commercialize these product candidates.
Changes in methods of product candidate manufacturing or formulation may result in additional costs or delays.
As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered in an effort to optimize processes and results. For example, we are evaluating a gel formulation of repibresib in our Phase 2b trial rather than an ointment, which was used in our completed Phase 1b trial. Such modifications carry the risk that they will not achieve these intended objectives, and may also require additional testing, FDA notification or FDA approval. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates.
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
As of December 31, 2024, we had $61.5 million in cash, cash equivalents and marketable securities. We believe these resources will enable us to fund our operating expenses and capital expenditure requirements for a period of at least 12 months from the date of this Annual Report on Form 10-K based on our current operating assumptions. These assumptions may prove to be wrong, however, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional products or product candidates, and changes in regulation.
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

Additional capital may not be available when we need it, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we may be required to revise our operating plan in order to:
•delay, limit, reduce or terminate our research and development activities; or
•delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for our product candidates (including any planned clinical trials to pursue additional indications for other product candidates).
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

We have historically incurred substantial net losses, including net losses of $39.8 million and $28.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $731.2 million. We expect our losses to continue as we continue to devote a substantial portion of our resources to our research and development efforts. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and shareholders’ equity. Because of the numerous risks and uncertainties associated with our research and development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.

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

We currently expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. On March 1, 2024, we entered into a sales agreement with Cowen and Company, LLC, as sales agent ("Cowen") under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Cowen in an at-the-market offering having an aggregate offering price up to $50.0 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation, anti-dilution protection or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, we may opportunistically seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are otherwise unable to raise additional funds through equity or debt financings when needed, we may be required to delay, reduce or terminate our product development or grant rights to third parties to develop product candidates that we would otherwise prefer to develop ourselves.
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
In addition, we are still subject to potential liabilities relating to our historical commercial business operations that were subject to the Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, we retained and are responsible for historical liabilities of the commercial business operations based on events occurring prior to the sale other than those liabilities expressly assumed by Journey. For example, we remain liable for payment of product sales provisions, such as distribution fees and trade discounts and allowances, rebates, chargebacks and other discounts and product returns. See "Part II—Item 8. Financial Statements—Note 2—Significant Accounting Policies—Revenue Recognition—Product Sales Provisions." We are also obligated to indemnify Journey against certain potential liabilities and for breaches of certain representations, warranties and covenants under the agreement up to certain caps, and those liabilities may be set off against any future payments owed to us by Journey. In addition to direct expenditures for damages, settlement and defense costs, there is the possibility of adverse publicity as a result of any such claims, any of which could have a material adverse effect on our business and stock price. In addition, we remain subject to potential investigation or inquiry by regulatory authorities with respect to our legacy commercial business operations, which could result in additional distraction to our management and could ultimately result in further liabilities.
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

Furthermore, the primary manufacturer of the active pharmaceutical ingredient ("API") in our product candidates is located in China. Certain Chinese biotechnology companies and contract manufacturing organizations may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations. Therefore, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments or political unrest or unstable economic conditions in China. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines.
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
As of December 31, 2024, we had federal and state net operating loss carryforwards of $343.4 million and $53.6 million, respectively, of which $44.3 million will begin to expire in 2031 for federal and $53.6 million will begin to expire in 2040 for state purposes. As of December 31, 2024, we had federal research and development tax credit carryforwards of $7.2 million which will begin to expire in 2031. We have no state research and development tax credit carryforwards.
Portions of these net operating loss and tax credit carryforwards could expire unused and be unavailable if we do not generate sufficient taxable income prior to their expiration. U.S. federal net operating losses incurred in the taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the ability to utilize such federal net operating loss carryforwards to offset taxable income is limited to 80% of our current year taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change, by value, in its equity ownership by significant stockholders over a three-year period) the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or tax liability may be limited. We have not completed a 382 study through December 31, 2024, however, we may have experienced ownership changes in the past, including in connection with the 2020 merger between Menlo (our predecessor company) and Foamix. In addition, our private placement transaction in November 2023 likely resulted in an ownership change for purposes of Section 382. We may also experience ownership changes in the future as a result of the subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn taxable income, our ability to use our net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.
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
From time to time and in the ordinary course of our business, we may become involved in various lawsuits, in addition to product liability lawsuits and lawsuits to protect and enforce our intellectual property. These lawsuits may include claims initiated by our third-party collaborators, suppliers, manufacturers, former employees, contractors or vendors and claims related to the sale of securities and related disclosure. In addition, we may become involved in an investigation concerning, or indirectly related to, our business activities, including our previous commercial activities. All such lawsuits and investigations are inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such lawsuits could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such lawsuits, it may affect how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, including director and officer insurance with liability coverage limits, such coverage may not cover any particular verdict, judgment or settlement that may be entered against us, or our officers and directors, and such coverage may not prove to be adequate or such coverage may not continue to remain available on acceptable terms or at all. If we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in lawsuits brought against us, it could have a material adverse effect on our business, results of operations and financial condition.

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
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’

systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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

A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption and ultimately delaying our development activities. For example, inflation rates, particularly in the United States and United Kingdom, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, global commerce has experienced periods of volatility and interruption following the invasion of Ukraine by Russia in February 2022 and the escalation of conflict in the Middle East in October 2023. In early 2025, the U.S. government also began imposing tariffs on certain foreign products, including products from China, which may lead to retaliatory tariff policies from other nations and result in increased costs of conducting our business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and geopolitical and financial market conditions could adversely impact our business.
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
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws or regulations that apply to us, we may be subject to significant penalties, including criminal, civil and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government healthcare programs, debarment from contracting with the U.S. government, injunctions and private qui tam actions brought by individual whistleblowers in the name of the government. Companies targeted in such actions have, among other consequences, paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements that severely restrict the manner in which they conduct their business, including the requirement of additional reporting and oversight obligations. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. Responding to investigations, enforcement actions and litigation can be time-and resource-

consuming and can divert management’s attention from the business. Any such investigation, action, litigation or settlement could increase our costs or otherwise have an adverse effect on our business and reputation. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to respond to. In addition, the approval and commercialization of any of our product candidates outside the U.S. will also likely subject us to non-U.S. equivalents of the healthcare laws mentioned above, among other non-U.S. laws.
We and third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information. The data processing activities related to our work subject us and the third parties with whom we work to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws.
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services.
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
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws.

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
Significant developments that may adversely affect pricing in the United States include the enactment of federal healthcare reform laws and regulations. Changes in the healthcare system enacted as part of healthcare reform in the United States, as well as the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, may result in increased pricing pressure by influencing, for instance, the reimbursement policies of third party payors. While healthcare reform legislation, such as the ACA, may have increased the number of patients who are expected to have insurance coverage for our product candidates, provisions such as the assessment of a branded pharmaceutical manufacturer fee and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs may have an adverse effect on us. It is uncertain how current and future reforms in these areas will influence the future of our business operations and financial condition.
Since its enactment, there have been judicial, Congressional and political challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, if any, and additional reform measures of the second Trump administration will impact the ACA.
Although we cannot predict the full effect on our business of the enactment of additional legislation pursuant to healthcare and other legislative reform, we believe that legislation or regulations that would reduce reimbursement for, or restrict coverage of, any future products could adversely affect how much or under what circumstances healthcare providers will prescribe or administer any products we market in the future. This could materially and adversely affect our business by reducing our ability to generate revenues, raise capital, obtain additional licensees, and market our products, if approved. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales.
Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, reduce the cost of certain products under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. For example, the IRA, among other things (i) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”), and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter, more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.
Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, individual states in the United States are also increasingly passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.
It is likely that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for a pharmaceutical manufacturer’s products or additional pricing pressure.
Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of our product candidates and to produce, market, and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, inter alia, require:
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
The U.S. Foreign Corrupt Practices Act ("FCPA"), and similar worldwide anti-bribery and anti-corruption laws, generally prohibit companies and their intermediaries from directly or indirectly offering, making or authorizing improper payments or the provision of anything of value to government officials for the purpose of obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls. Our internal control policies and procedures may not protect us from reckless or negligent acts committed by our employees, future distributors, licensees or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.
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
We may be subject to national laws as well as international treaties and conventions controlling imports, exports, re-export and diversion of goods, services and technology. These include import and customs laws, export controls, trade embargoes and economic sanctions, denied party watch lists and anti-boycott measures (collectively “Customs and Trade Controls”). Applicable Customs and Trade Controls are administered by the U.S. Treasury’s Office of Foreign Assets Control (OFAC), other U.S. agencies, Israel's Ministry of Finance, and other agencies of other jurisdictions where we do business. Customs and Trade Controls relate to a number of aspects of our business, including most notably the sales of API as well as the licensing of intellectual property. Customs and Trade Controls has been the subject of increasing focus and activity by regulatory authorities, both in the United States and elsewhere, in recent years. Compliance with Customs and Trade Controls may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, Customs and Trade Controls may prohibit the provision of certain products and services to countries, governments, and persons targeted by sanctions. Although we have policies and procedures designed to address compliance with Customs and Trade Controls, actions by our employees, by third-party intermediaries or others acting on our behalf in violation of relevant laws and regulations may expose us to liability and penalties for violations of Customs and Trade Controls and accordingly may have a material adverse effect on our reputation and our business, financial condition and results of operations.
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

The pending patent applications in relation to repibresib gel and VYN202 are primarily licensed in from Tay and are subject to the terms and conditions of the respective licenses. If we were unable to comply with the license terms, we could be at risk of potentially forfeiting the licenses and rights to these pending patent applications, which could revert back to the licensors, and we would then no longer be able to pursue these programs.

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

As is the case with other companies in the markets in which we participate, our success is heavily dependent on intellectual property, particularly patents. The strength of patents in the pharmaceutical field involves complex legal and scientific questions and moreover in the United States and in many foreign jurisdictions patent policy, practice and case law continues to evolve and change and the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. This uncertainty includes changes to the patent laws through one or more of legislative action to change statutory patent law, rule changes and practice directions issued by National Patent Offices, or court action that may reinterpret, limit or expand on existing law in ways affecting the scope or validity of granted patents and what may be claimed in pending applications. Particularly in recent years in the United States, there have been several major legislative developments and court decisions that have affected patent laws and how they are applied in significant ways and there may be more developments in the future that may weaken or undermine our ability to obtain patents or to enforce our existing and future patents. Additionally, new guidelines are issued by the USPTO and by the FDA from time to time which can impact patent practice in the pharmaceutical industry in significant ways. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.

If we infringe or are alleged to infringe or otherwise violate intellectual property rights of third parties, our business could be harmed.

Our research and development activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Competitors in the field of topical and oral drugs have developed and may continue to develop large portfolios of patents and patent applications relating to our business. In particular, there are patents and pending patent applications held by third parties that relate to new compounds that act as pan-BD BET inhibitors and also those that relate to BD2-selective BET inhibitors, as well as to methods of manufacture and methods of use for indications we are pursuing, or are considering to pursue with our repibresib and VYN202 product candidates. There may be granted patents with claims that could be asserted against us in relation to such products or product candidates. There may also be granted patents held by third parties that may be infringed or otherwise violated by our other product candidates and activities, and we do not know whether or to what extent we may be infringing or otherwise violating third party patents. There may also be third party patent applications, some of which may not yet have been published, which if approved and granted as patents may be asserted against us in relation to our product candidates or activities. Patent applications can take years to issue and there may be applications that are pending and in the course of prosecution claims may change or be added and there may be patents and claims of which we are unaware that may later issue with claims that might be infringed by commercializing a product or product candidate. We may fail to identify applications and granted patents that may be asserted against us in relation to our product candidates or activities. Searches and analyses undertaken may miss or not uncover all potential and future threats. It should be noted in this regard that no search is completely exhaustive. For example, a relevant patent or published application could escape detection because of unusual terminology or use of terminology that is still evolving in developing technological fields. Also, databases used in the searches may not be entirely complete. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages and legal fees. These third parties could include non-practicing entities that have no relevant products or revenue. Further, if a patent infringement suit were brought against us, we could be temporarily or permanently enjoined or otherwise forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

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
Our stock price is volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock price, and the stock price of many other public companies, experienced a period of high volatility in recent years. Such volatility resulted in rapid and substantial increases and decreases in our stock price that may or may not be related to our operating performance or prospects. As a result of this volatility, stockholders may not be able to sell their common stock at or above the price paid for the shares. In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies, including us, following periods of volatility in the market prices of these companies’ common stock. If we are subject to future lawsuits we would be subject to additional risks as described in “We may become subject to lawsuits or investigations that could have a material adverse impact on our business, results of operations and financial condition” above. The market price for our common stock may be influenced by many factors, including:
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
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including "If our information technology systems or those third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.”
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
Holders of Common Stock
As of February 4, 2025, there were 8 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
None.
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

We have exclusive worldwide rights to research, develop and commercialize products containing small molecule bromodomain and extra-terminal domain (“BET”) inhibitors for the treatment of any disease, disorder or condition in humans, which we licensed from Tay Therapeutics Ltd., formerly known as In4Derm Ltd ("Tay"). BET proteins are epigenetic enablers of transcription that regulate the expression of specific genes. Each BET protein consists of two bromodomains (“BD1” and “BD2”) and one end terminal (“ET”) domain. Through our transaction with Tay, we obtained access to a library of new small molecule BET inhibitor compounds including those that inhibit both BD1 and BD2 (“pan-BD” BET inhibitor) and that selectively inhibit BD2 (“BD2-selective” BET inhibitor). Through our access to this library of new BET inhibitors, which comprise our InhiBET™ portfolio, we plan to develop product candidates for a diverse set of therapeutic indications. We have chosen to initially focus our development efforts with these molecules on immune-mediated inflammatory diseases, which are not being targeted by current BET inhibitors in development.

Our lead program is repibresib gel (also known as VYN201), a topically administered, small molecule pan-BD BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. In preclinical testing, repibresib produced consistent reductions in pro-inflammatory and disease-related biomarkers and improvements in disease severity across a variety of inflammatory and fibrotic preclinical models. In November 2022, we initiated a Phase 1 clinical trial evaluating a topical formulation of repibresib first in healthy volunteers (Phase 1a) and then in subjects (Phase 1b) with nonsegmental vitiligo (NSV), an immune-mediated condition that has a high unmet need and only one approved therapy. In the first quarter of 2023, we announced positive preliminary safety and tolerability, including hematology data, and predicted pharmacokinetic results (minimal systemic exposures) from the Phase 1a portion of the trial. We initiated the Phase 1b portion of the trial in NSV subjects in January 2023 and announced positive data from the Phase 1b trial in October 2023. We showed significant clinical improvements in vitiligo involving the face, which has the greatest psychosocial impact on patients, after 16 weeks of treatment which was assessed using the Facial-Vitiligo Area Scoring Index ("F-VASI"), a measure of severity of the condition on the face. We initiated a Phase 2b trial with repibresib gel in NSV subjects in June 2024. The Phase 2b trial is a randomized, double-blind, vehicle-controlled trial evaluating the efficacy, safety and pharmacokinetics of once-daily repibresib gel in NSV subjects in three dose cohorts (1%, 2% or 3% concentrations) compared to vehicle over 24 weeks, followed by a 28-week active treatment extension with subjects on vehicle crossing over to active doses. We enrolled approximately 45 patients in each arm and expect to report top-line results from the 24-week double-blind portion of the trial in mid-2025.

Our second program is VYN202, an oral, small molecule BD2-selective BET inhibitor. Prior studies have shown that while BD1 modulates cell-cycling and homeostatic functions, BD2 regulates gene expression of pro-inflammatory mediators in cells. VYN202 has been designed to achieve potential class-leading potency and selectivity for BD2 vs. BD1. By maximizing BD2 selectivity, we believe VYN202 has the potential to be a potent oral immunomodulator option for both acute control and chronic management of immune-mediated inflammatory conditions, without the hematologic and gastrointestinal adverse effects associated with earlier generation systemic pan-BD BET inhibitors that were being developed in oncologic settings. We have completed a Phase 1a single ascending dose/multiple ascending dose ("SAD/MAD") trial of VYN202 in healthy volunteers and announced positive data from this trial in December 2024. We observed that VYN202 had a favorable safety and tolerability profile with no drug-related adverse events historically associated with earlier generation, less BD2-selective BET inhibitors. VYN202 also demonstrated robust pharmacodynamic activity including evidence of target engagement and inhibition of several inflammatory biomarkers relevant to immune-mediated disorders in ex vivo stimulation assays. We initiated a Phase 1b trial in February 2025 in adult subjects with moderate-to-severe plaque psoriasis. The Phase 1b trial is a randomized, double-blind, placebo-controlled trial of once daily treatment with VYN202 capsules dosed for 12 weeks, to primarily evaluate the safety of VYN202 across four cohorts (0.25 mg, 0.5 mg, 1 mg doses and placebo), with secondary objectives that include pharmacokinetics and preliminary evidence of efficacy via endpoints evaluating improvements from baseline in PASI scores. The trial will also include a 4-week safety follow-up visit after completion of the 12-week dosing period. We expect to enroll approximately 80 subjects with moderate-to-severe plaque psoriasis and to report top-line results from the placebo-controlled trial by the end of 2025. Additionally, we anticipate that the data from the Phase 1b trial in plaque psoriasis subjects will provide key insights into VYN202's potential activity across a range of immune-mediated diseases.

We intend to advance our product candidates through further phases of clinical development toward regulatory approval. As part of our strategy to maximize the value of our pipeline, we may partner with larger pharmaceutical companies to expand and accelerate the development of our programs and explore other indications and therapeutic areas outside of our core focus in immune-mediated diseases.

Sale of Legacy Commercial Business

In January 2022, we entered into an Asset Purchase Agreement with Journey Medical Corporation ("Journey") pursuant to which we sold our Molecule Stabilizing Technology franchise, including our former products AMZEEQ, ZILXI, and FCD105, referred to collectively as the MST Franchise, to Journey. The assets included certain contracts, including license agreements, inventory and intellectual property related to the MST Franchise. We have classified the results of the MST Franchise as discontinued operations in our consolidated statements of operations and comprehensive loss and cash flows for all periods presented in this Annual Report on Form 10-K.

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
Known Trends, Events and Uncertainties
Business and Macroeconomic Conditions
Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including inflation, interest rates, financial market volatility and uncertainty, the impact of war or military conflict, including the wars in Ukraine and the Middle East, rising tensions between China and Taiwan and the response thereto, public health pandemics, and supply chain disruptions. Adverse effects of these large macroeconomic conditions have been prevalent in many of the areas where we, our CROs, suppliers or third-party business partners conduct business and as a result, we have experienced disruptions and may continue to experience more pronounced disruptions in our operations. In addition, financial markets have experienced a period of high volatility due to these macroeconomic factors. The persistence of this volatility may impact our ability to engage in capital market activities and adequately fund our operations. As of the filing date of this Annual Report on Form 10-K, the extent to which these macroeconomic events and conditions may impact our financial condition, results of operations or liquidity is uncertain. The effect of these macroeconomic events and conditions may not be fully reflected in our results of operations and overall financial performance until future periods. See “Part I—Item 1A. Risk Factors” for further discussion of the possible impact of these macroeconomic conditions on our business.
Development and License Agreements
Agreements with Tay Therapeutics
Evaluation and Option Agreement
In April 2021, we entered into an Evaluation and Option Agreement (the "Option Agreement") with Tay. Pursuant to the Option Agreement, Tay granted us an exclusive option to obtain certain exclusive worldwide rights to research, develop and commercialize products containing Tay’s BET inhibitor compounds for the treatment of any disease, disorder or condition in humans. Pursuant to the Option Agreement, we agreed to use commercially reasonable efforts to develop and manufacture a product with a pan-BD BET inhibitor as its active ingredient, and Tay agreed to provide a mutually agreed data package and select a new chemical entity development candidate from its Oral BETi Compounds. We paid a $1.0 million non-refundable cash payment to Tay upon execution of the Option Agreement.
Under the terms of the Option Agreement, our option (the "Oral Option") with respect to the Oral BETi Compounds was to expire on June 30, 2022, but in June 2022, we and Tay entered into a letter agreement to extend the option term to February 28, 2023. In February 2023, we and Tay entered into an additional letter agreement pursuant to which the option term was further extended to April 30, 2023. We exercised the Oral Option for VYN202 on April 28, 2023.

License for Locally Administered Pan-BD BET Inhibitor Program (Repibresib)

In August 2021, we exercised our option with respect to the repibresib program and entered into a License Agreement (the "Repibresib License Agreement") granting us a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s pan-BD BET inhibitor compounds in all fields. We have the sole responsibility for development, regulatory, marketing and commercialization activities to be conducted for the licensed products at our sole cost and discretion. We are required to use commercially reasonable efforts to develop and, if approved, commercialize such products. Pursuant to the Repibresib License Agreement, a joint development committee consisting of one representative from each party reviews the progress of the development plan for the licensed products. Pursuant to the Repibresib License Agreement, we may develop a product that contains or incorporates a specific BET inhibitor, whether alone or in combination with other active ingredients, in any form, formulation, presentation, or dosage, and for any mode of administration.

We made a $0.5 million cash payment to Tay in 2021 in connection with entering into the Repibresib License Agreement. Pursuant to the Repibresib License Agreement, we agreed to make cash payments to Tay upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States of up to $15.75 million for all indications, of which $1.8 million has been paid or accrued through December 31, 2024. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the Repibresib License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales of licensed products under the Repibresib License Agreement and the VYN202 License Agreement, subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

Pursuant to the Repibresib License Agreement, we were granted a sublicense under certain intellectual property which was licensed to Tay by the University of Dundee (“Dundee”) pursuant to a certain license agreement between Tay and Dundee effective as of July 24, 2020 and amended and restated on October 8, 2021 (the “Head License”). On February 13, 2025, Tay and Dundee entered into an agreement for the termination of the Head License and assignment of such intellectual property from Dundee to Tay. Upon termination of the Head License, the Repibresib License Agreement was accordingly amended to reflect the assignment of the intellectual property to Tay upon its payment in full to Dundee. The amendment does not change any of Tay’s or VYNE’s rights or obligations under the Repibresib License Agreement, except that any obligations owed by VYNE to Dundee with respect to repibresib are now owed to Tay.

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

We made a cash payment of $3.75 million to Tay in connection with entering into the VYN202 License Agreement. Pursuant to the terms of the VYN202 License Agreement, we agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $1.3 million has been paid or accrued through December 31, 2024. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the VYN202 License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales of licensed products under the VYN202 License Agreement and the Repibresib License Agreement, subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
Components of Results of Operations

Segment Results

As of December 31, 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company has identified and reports as one operating segment. See "Note 15—Segment Information" for further details.
Revenues
Historically, we have generated revenues under development and license agreements, including royalty payments from sales of Finacea foam. We previously licensed the rights to Finacea to LEO Pharma A/S ("LEO Pharma"). This license was not part of the sale of our commercial business to Journey. Royalty revenues for the years ended December 31, 2024 and 2023 were $0.5 million and $0.4 million, respectively, from LEO Pharma in connection with sales of Finacea.
Operating Expenses
Research and development expenses
Our research and development expenses relate primarily to the development of repibresib and VYN202. We charge all research and development expenses to operations as they are incurred.
Our total research and development expenses for the years ended December 31, 2024 and 2023 were $30.9 million and $16.3 million, respectively.
Research and development expenses consist primarily of:
•employee-related expenses, including salaries, benefits and related expenses, including share-based compensation expenses, for research and development personnel;
•expenses incurred under agreements with third parties, including CROs, subcontractors, suppliers and consultants that conduct regulatory activities, clinical trials and preclinical studies;
•expenses incurred to acquire, develop and manufacture clinical trial materials;
•expenses and milestone payments incurred under licensing agreements;
•costs associated with the creation, development and protection of intellectual property; and
•other costs associated with preclinical and clinical activities and regulatory operations.
General and administrative expenses
Our general and administrative expenses for the years ended December 31, 2024 and 2023 were $13.2 million and $13.4 million, respectively.
Our general and administrative expenses consist principally of:
•employee-related expenses, including salaries, benefits and related expenses, including share-based compensation expenses;
•professional fees for legal, auditing, tax and other consulting expenses; and

•facility, insurance, information technology, travel, and depreciation expenses.
Other Income, net
Other income, net primarily consists of interest earned on our cash, cash equivalents and marketable securities.
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2024, we had federal and state net operating loss carryforwards of $343.4 million and $53.6 million, respectively, of which $44.3 million will begin to expire in 2031 for federal and $53.6 million will begin to expire in 2040 for state purposes. As of December 31, 2024, we had federal research and development tax credit carryforwards of $7.2 million which will begin to expire in 2031. We have no state research and development tax credit carryforwards. As of December 31, 2024, we had $299.1 million in federal and state NOLs with no limited period of use.
NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. State NOLs and tax credit carryforwards may be subject to similar limitations under state laws. We have not completed a 382 study through December 31, 2024, however, we may have experienced ownership changes in the past, including in connection with the 2020 merger between Menlo (our predecessor company) and Foamix. Our private placement transaction in November 2023 also likely resulted in an ownership change for purposes of Section 382. We may experience ownership changes in the future as a result of the subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use the NOL and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.
Results of Operations for the Years Ended December 31, 2024 and December 31, 2023

	Year Ended December 31,		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2024	2023	$	%
Revenues
Royalty revenues	$501	$424	$77	18.2%
Total revenues	501	424	77	18.2%

Operating expenses
Research and development	30,946	16,307	14,639	89.8%
General and administrative	13,192	13,375	(183)	(1.4)%
Total operating expenses	44,138	29,682	14,456	48.7%
Operating loss	(43,637)	(29,258)	14,379	49.1%
Other income, net	3,834	1,386	2,448	176.6%
Loss from continuing operations before income taxes	(39,803)	(27,872)	11,931	42.8%
Income tax expense	4	—	4	*
Loss from continuing operations	(39,807)	(27,872)	11,935	42.8%
Loss from discontinued operations, net of income taxes	(27)	(580)	(553)	(95.3)%
Net loss	$(39,834)	$(28,452)	$11,382	40.0%
*percentage not meaningful

Revenues
Revenues totaled $0.5 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively, consisting of royalty revenue from our royalty agreement with LEO Pharma.
Research and development expenses
Our research and development expenses for the year ended December 31, 2024 were $30.9 million, representing an increase of $14.6 million, or 89.8%, compared to $16.3 million for the year ended December 31, 2023. The increase was primarily due to an increase of $11.7 million in expenses for repibresib, an increase of $2.5 million in expenses for VYN202 and an increase of $0.8 million of employee-related expenses following the hiring of additional research and development personnel. The $11.7 million increase in expenses for repibresib primarily relates to preparatory activity and clinical trial costs incurred for our ongoing Phase 2b trial of repibresib in subjects with NSV. The $2.5 million increase in expenses for VYN202 is primarily associated with costs incurred for our Phase 1a SAD/MAD trial which was completed in the fourth quarter of 2024. Both trials were initiated in June 2024. These increases were partially offset by lower consulting expenses of $0.4 million.
General and administrative expenses
Our general and administrative expenses for the year ended December 31, 2024 were $13.2 million, representing a decrease of approximately $0.2 million, or 1.4%, compared to $13.4 million for the year ended December 31, 2023. The decrease was primarily driven by $0.9 million of employee related expenses, partially offset by increased consulting and professional fees of $0.8 million.
Other Income, net
Other income, net for the years ended December 31, 2024 and 2023 was $3.8 million and $1.4 million, respectively, primarily related to interest income earned on cash, cash equivalents and marketable securities.
Loss from discontinued operations, net of income taxes
Due to the sale of the MST Franchise during the first quarter of 2022, in accordance with ASC 205, Discontinued Operations, we have classified the results of the MST Franchise as discontinued operations in our consolidated statements of operations and comprehensive loss for all periods presented. See "Note 4—Discontinued Operations" in the consolidated financial statements.
Liquidity and Capital Resources
Sources of Liquidity
Since the sale of the MST Franchise in January 2022, we have not generated any revenue from product sales. In addition, we have incurred losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses until such a time when our product candidates, if approved, are commercially successful, if at all. We will not generate any revenue from any current or future product candidates unless and until we obtain regulatory approval and commercialize such products. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. See Item 1A “Risk Factors” for additional risks associated with our substantial capital requirements.
As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $61.5 million and an accumulated deficit of $731.2 million. We had no outstanding debt as of December 31, 2024. For the year ended December 31, 2024, we incurred a net loss of $39.8 million and used $34.0 million of cash in operations. Based on our current operating plan, we believe our existing cash, cash equivalents, and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period of at least 12 months from the date of issuance of the audited consolidated financial statements included in this Annual Report on Form 10-K.
If our available cash, cash equivalents, and marketable securities are insufficient to satisfy our liquidity requirements, we may need to raise additional capital to fund our operations. No assurance can be given as to whether additional needed financing will be available on terms acceptable to us, if at all. If sufficient funds on acceptable terms are not available when needed, we may be required to suspend or forego certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, would adversely impact our ability to achieve our intended business objectives and have an adverse effect on our results of operations and future prospects.

Our sources of funding for the years ended December 31, 2024 and 2023 are further evaluated in the cash flow section below. Other than our obligations pursuant to the Tay License Agreements, we have no ongoing material financial commitments that may affect our liquidity over the next five years. See the section titled “Development and License Agreements—Agreements with Tay” for additional discussion of our financial obligations under the Tay License Agreements.
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
In order to complete the development of repibresib and VYN202 (including making milestone payments pursuant to the repibresib License Agreement and VYN202 License Agreement), or any future product candidates, we will require substantial additional capital. Accordingly, we expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation, voting or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all.
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
Our present and future funding requirements will depend on a number of factors, including the following:
•the scope, timing, progress, results, and costs of researching and developing repibresib and VYN202 and conducting clinical trials, including larger and later-stage trials;
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
For more information as to the risks associated with our future funding needs, see “Part I—Item 1A. Risk Factors” included herein.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Net cash (used in) / provided by:	(in thousands)
Operating activities	$(33,972)	$(25,341)
Investing activities	23,365	(57,354)
Financing activities	(141)	82,394
Net cash used in operating activities
During the year ended December 31, 2024, net cash used in operating activities was $34.0 million and primarily reflected our net loss of $39.8 million adjusted for non-cash share-based compensation expense of $3.3 million, partially offset by the amortization of premium on marketable securities of $2.4 million. The remainder of the cash used in operations was due to net changes in assets and liabilities, which was largely driven by a $6.0 million increase in trade payables, accrued expenses, employee related obligations and other long-term liabilities. This increase was primarily comprised of accruals related to fees for contract research organizations, investigative sites, and other service providers that assist in conducting preclinical research studies and clinical trials.
During the year ended December 31, 2023, net cash used in operating activities was $25.3 million and primarily reflected our net loss of $28.5 million adjusted for non-cash items of $3.1 million primarily related to share-based compensation expense. The remainder of the cash used in operations was driven by net changes in assets and liabilities.
Net cash provided by (used in) investing activities
During the year ended December 31, 2024, net cash provided by investing activities was $23.4 million and consisted of $84.0 million of proceeds received from the sale and maturity of marketable securities, partially offset by $60.5 million paid for the purchase of marketable securities and $0.1 million paid for the purchase of property and equipment.
During the year ended December 31, 2023, net cash used in investing activities was driven by the purchase of marketable securities of $62.4 million, partially offset by the receipt of the deferred payment from Journey in January 2023 of $5.0 million in connection with the sale of the MST Franchise.
Net cash (used in) provided by financing activities
During the year ended December 31, 2024, net cash used in financing activities related to $0.1 million of withholdings from the exercise of options and issuance of shares for share-based compensation arrangements.

During the year ended December 31, 2023, net cash provided by financing activities was $82.4 million and consisted primarily of net proceeds of $82.7 million from our issuance and sale of common stock and pre-funded warrants and $0.2 million of proceeds received from the sales of common stock under our at-the-market equity offering program, partially offset by $0.4 million paid for the redemption of previously outstanding convertible preferred stock.
Cash and Funding Sources
Our sources of funding in the year ended December 31, 2024 consisted primarily of $84.0 million of proceeds received from the sale and maturity of marketable securities.
Our sources of funding in the year ended December 31, 2023 totaled $87.8 million and consisted primarily of net proceeds of $82.7 million from our issuance and sale of common stock and pre-funded warrants, $5.0 million in proceeds from the deferred payment from the sale of the MST Franchise and $0.2 million in net proceeds from the issuance of common stock pursuant to our at-the-market offering program.
Contractual Obligations
Lease Commitments
In November 2022, we transitioned to a smaller corporate headquarters and signed a Sublease Agreement (the “Sublease”) to sublease approximately 5,755 square feet of office space (the “Leased Premises”) in Bridgewater, New Jersey through September 30, 2023. We signed a Lease Agreement (the “Master Lease”) to lease the Leased Premises following the termination of the Sublease through September 30, 2025. We have aggregate operating lease obligations of $0.1 million at December 31, 2024.
R&D Commitments
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

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements.
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
While our significant accounting policies are more fully described in “Note 2—Significant Accounting Policies,” to the consolidated financial statements included in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to assist stockholders and investors reading the consolidated financial statements in fully understanding and evaluating our financial condition and results of operations. These policies relate to significant areas involving management’s judgments and estimates and that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Research and Development Expenses
We make estimates of our accrued research and development expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. There may also be instances in which payments made to our vendors will exceed the level of service provided and result in a prepayment of the expense. In accruing expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of the prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting higher or lower amounts in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.
Recently Issued Accounting Pronouncements
Certain recently issued accounting pronouncements are discussed in “Note 2—Significant Accounting Policies,” to the consolidated financial statements included in this Annual Report on Form 10-K.
ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide quantitative or qualitative disclosures about market risk.
72

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VYNE THERAPEUTICS INC.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024
73

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of VYNE Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VYNE Therapeutics Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in mezzanine equity and shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Tewksbury, Massachusetts
March 6, 2025

VYNE THERAPEUTICS INC.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	December 31
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$19,926	$30,620
Restricted cash	—	54
Investment in marketable securities (Note 6)	41,590	62,633
Prepaid and other current assets	2,921	2,656
Total Current Assets	64,437	95,963
Non-current Assets:
Property and equipment, net (Note 7)	113	—
Operating lease right of use assets (Note 9)	93	207
Non-current prepaid expenses and other assets	2,262	1,515
Total Non-current Assets	2,468	1,722
Total Assets	$66,905	$97,685

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade payables	$2,707	$1,659
Accrued expenses (Note 8)	9,272	4,119
Employee-related obligations	1,428	1,645
Operating lease liabilities (Note 9)	99	115
Other current liabilities	1,313	—
Total Current Liabilities	14,819	7,538
Long-term Liabilities:
Non-current operating lease liabilities (Note 9)	—	99
Other liabilities	—	1,313
Total Long-term Liabilities	—	1,412
Total Liabilities	14,819	8,950

Commitments and Contingencies (Note 11)

Shareholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized at December 31, 2024 and December 31, 2023; 14,830,013 and 14,098,888 shares issued and outstanding at December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	783,235	780,044
Accumulated other comprehensive income	20	26
Accumulated deficit	(731,170)	(691,336)
Total Shareholders' Equity	52,086	88,735
Total Liabilities and Shareholders’ Equity	$66,905	$97,685

The accompanying notes are an integral part of these consolidated financial statements.

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(U.S. dollars in thousands, except per share data)

	Year ended December 31,
	2024	2023
Revenues
Royalty revenues	$501	$424
Total revenues	501	424

Operating expenses
Research and development	30,946	16,307
General and administrative	13,192	13,375
Total operating expenses	44,138	29,682
Operating loss	(43,637)	(29,258)
Other income, net	3,834	1,386
Loss from continuing operations before income taxes	(39,803)	(27,872)
Income tax expense	4	—
Loss from continuing operations	(39,807)	(27,872)
Loss from discontinued operations, net of income taxes	(27)	(580)
Net loss	$(39,834)	$(28,452)

Loss per share from continuing operations, basic and diluted	$(0.93)	$(2.72)
Loss per share from discontinued operations, basic and diluted	$—	$(0.06)
Loss per share, basic and diluted	$(0.93)	$(2.78)

Weighted average shares outstanding - basic and diluted	42,589	10,273

Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities, net of tax of $0	(6)	26
Total other comprehensive (loss) income	(6)	26
Comprehensive loss	$(39,840)	$(28,426)
The accompanying notes are an integral part of these consolidated financial statements.

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
(U.S. dollars in thousands)

	Mezzanine Equity (Convertible Preferred Stock)		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Shareholders' Equity
	Number of shares	Amounts	Number of shares	Amounts	Amounts
BALANCE AT DECEMBER 31, 2022	3,000	$211	3,229,704	$—	$693,937	$—	$(662,735)	$31,202
CHANGES DURING 2023:
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee share purchase plan	—	—	50,214	—	(18)	—	—	(18)
Share-based compensation	—	—	—	—	3,305	—	—	3,305
Redemption of convertible preferred stock	(3,000)	(211)	—	—	—	—	(149)	(149)
Issuance of common stock in at-the-market offering, net of $5 in issuance costs	—	—	34,589	—	156	—	—	156
Issuance of common stock and pre-funded warrants in Private Placement, net of $5,486 in issuance costs	—	—	10,652,543	1	82,664	—	—	82,665
Cashless exercise of pre-funded warrants	—	—	131,838	—	—	—	—	—
Unrealized gains from marketable securities	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	(28,452)	(28,452)
BALANCE AT DECEMBER 31, 2023	—	$—	14,098,888	$1	$780,044	$26	$(691,336)	$88,735
CHANGES DURING 2024:
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee share purchase plan	—	—	91,302	—	(112)	—	—	(112)
Share-based compensation	—	—	—	—	3,303	—	—	3,303
Cashless exercise of pre-funded warrants	—	—	639,823	—	—	—	—	—
Unrealized losses from marketable securities	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—		(39,834)	(39,834)
BALANCE AT DECEMBER 31, 2024	—	$—	14,830,013	$1	$783,235	$20	$(731,170)	$52,086
The accompanying notes are an integral part of these consolidated financial statements

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(39,834)	$(28,452)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	4	—
Share-based compensation	3,303	3,305
Amortization of premium or discount on marketable securities	(2,443)	(255)
Unrealized (losses) gains on cash equivalents	(1)	1
Changes in operating assets and liabilities:
Trade receivables, prepaid expenses and other current assets and operating lease right of use assets	(899)	405
Trade payables, accrued expenses, employee related obligations and other long-term liabilities	6,012	(559)
Operating lease liabilities	(114)	214
Net cash used in operating activities	(33,972)	(25,341)
Cash Flows From Investing Activities:
Purchase of property and equipment	(117)	—
Proceeds from the sale of the MST Franchise	—	5,000
Proceeds from the sale and maturity of marketable securities	84,000	—
Purchases of marketable securities	(60,518)	(62,354)
Net cash provided by (used in) investing activities	23,365	(57,354)
Cash Flows From Financing Activities:
Proceeds related to the issuance of common shares and pre-funded warrants through private placement, net of issuance costs	—	82,665
Proceeds related to the issuance of common shares through at-the-market offerings, net of issuance costs	—	156
Redemption of convertible preferred stock	—	(360)
Withholdings from exercise of options and issuance of shares for share-based compensation arrangements, net	(141)	(67)
Net cash (used in) provided by financing activities	(141)	82,394
Decrease in cash, cash equivalents and restricted cash	(10,748)	(301)
Cash, cash equivalents and restricted cash at beginning of the year	30,674	30,975
Cash, cash equivalents and restricted cash at end of the year	$19,926	$30,674

Cash and cash equivalents	19,926	30,620
Restricted cash	—	54
Total cash, cash equivalents and restricted cash	$19,926	$30,674

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31,
	2024	2023
Supplementary information on investing and financing activities not involving cash flows:
Accretion of preferred stock	$—	$149
Issuance of vested shares under employee share purchase plan	$30	$48
Additions to operating lease right of use assets	$—	$207
Additions to operating lease liabilities	$—	$214

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

The Company has exclusive worldwide rights to research, develop and commercialize products containing small molecule bromodomain and extra-terminal domain (“BET”) inhibitors for the treatment of any disease, disorder or condition in humans, which the Company licensed from Tay Therapeutics Ltd., formerly known as In4Derm Ltd ("Tay"). Through the Company’s access to this library of new small molecule BET inhibitors, which comprise the Company's InhiBET™ portfolio, the Company plans to develop product candidates for a diverse set of therapeutic indications. The Company has chosen to initially focus its development efforts with these molecules on immune-mediated inflammatory diseases, which are not being targeted by current BET inhibitors in development.

The Company’s lead program is repibresib gel (also known as VYN201), a topically administered, small molecule pan-BD BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. In preclinical testing, repibresib produced consistent reductions in pro-inflammatory and disease-related biomarkers and improvements in disease severity across a variety of inflammatory and fibrotic preclinical models. The Company is currently evaluating repibresib gel in a Phase 2b trial for the treatment of NSV.

The Company’s second program is VYN202, an oral, small molecule BD2-selective BET inhibitor. VYN202 has been designed to achieve potential class-leading potency and selectivity for BD2 vs. BD1. By maximizing BD2 selectivity, the Company believes VYN202 has the potential to be a potent oral immunomodulator option for both acute control and chronic management of immune-mediated inflammatory conditions, without the hematologic and gastrointestinal adverse effects associated with earlier generation systemic pan-BD BET inhibitors that were being developed in oncologic settings. The Company has completed a Phase 1a single ascending dose/multiple ascending dose ("SAD/MAD") trial of VYN202 in healthy volunteers and announced positive data from this trial in December 2024. The Company initiated a Phase 1b trial in February 2025 in adult subjects with moderate-to-severe plaque psoriasis.

The Company intends to advance its product candidates through further phases of clinical development toward regulatory approval. As part of the strategy to maximize the value of the pipeline, the Company may partner with larger pharmaceutical companies to expand and accelerate the development of programs and explore other indications and therapeutic areas outside of the core focus in immune-mediated diseases.

For additional information regarding the sale of the Company's legacy commercial business (the "MST Franchise") to Journey Medical Corporation ("Journey") in January 2022 and the Company's licensing arrangements with Tay, see "Note 3—Strategic Agreements."

The Company is a Delaware corporation, has its principal executive offices in Bridgewater, New Jersey and operates as one business segment.
Reverse stock split and recasting of per-share amounts
On February 8, 2023, the Company's board of directors approved a 1-for-18 reverse stock split of its outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:01 p.m. Eastern time. At the effective time, every 18 issued and outstanding shares of the Company's common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and in lieu thereof, each holder of fractional shares was entitled to receive a cash payment (without interest or deduction) from the Company's transfer agent in an amount equal to such holder’s respective pro rata share of the total net proceeds from the Company’s transfer agent's sale of all fractional shares at the then-prevailing prices on the open market. A proportionate adjustment was also made to the maximum number of shares issuable under the Company’s 2019 Equity Incentive Plan, 2018 Omnibus Incentive Plan and 2019 Employee Share Purchase Plan. The number of authorized shares of the Company's common stock and the par value of each share of common stock remained unchanged.
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
Liquidity and Capital Resources
As of December 31, 2024, the Company had cash, cash equivalents and marketable securities of $61.5 million and an accumulated deficit of $731.2 million. The Company had no outstanding debt as of December 31, 2024. For the year ended December 31, 2024, the Company incurred a net loss of $39.8 million and used $34.0 million of cash in operations. Other than in connection with its legacy commercial business that was sold in January 2022, the Company has funded its operations primarily through private and public placements of its equity, debt and warrants and through fees, cost reimbursements and payments received from its licensees. The Company has incurred losses and experienced negative operating cash flows since its inception and anticipates that it will continue to incur losses until such a time when its product candidates, if approved, are commercially successful, if at all. The Company will not generate any revenue from any current or future product candidates unless and until it obtains regulatory approval and commercializes such products.
If the Company's available cash, cash equivalents and marketable securities are insufficient to satisfy its liquidity requirements, the Company may need to raise additional capital to fund its operations. No assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, the Company may be required to suspend or forego certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, would adversely impact the Company’s ability to achieve its intended business objectives and have an adverse effect on its results of operations and future prospects. In addition, the amount of proceeds the Company may be able to raise pursuant to its shelf registration statement on Form S-3 is limited. As of the filing of this Annual Report on Form 10-K, the Company is subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these rules, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of the Company's common stock held by its non-affiliates. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling shares of common stock using its Form S-3 until such time as the Company's public float exceeds $75.0 million.
In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its audited consolidated financial statements are issued. As of the report date, the Company believes its existing cash, cash equivalents and marketable securities are sufficient to fund its operating and capital expenditure requirements for a period of at least 12 months from the date of issuance of these audited consolidated financial statements.
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
e.Restricted Cash
As of December 31, 2024 and 2023, the Company had no and less than $0.1 million of restricted cash, respectively, representing bank guarantees.
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
g.Property and equipment
Property and equipment are stated at cost, net of accumulated depreciation. The Company’s property and equipment are depreciated by the straight-line method on the basis of their estimated useful life.
Estimated useful lives are as follows:

Estimated Useful Life
Office equipment	5 years
h.Impairment of long-lived assets
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
i.Credit losses

An allowance is maintained for potential credit losses in accordance with accounting standards update ("ASU") No. 2016-13. The Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and credit losses. Credit losses were not material for the years ended December 31, 2024 and 2023.
j.Leases

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
k.Contingencies
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
l.Share-based compensation
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
m.Revenue recognition
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
Following the disposition of the MST Franchise in January 2022, the Company does not have any revenue generating products; however, the Company may receive royalty revenues from the sale of specified products (see "Note 4—Discontinued Operations").
Royalty Revenues and Collaboration Agreements
The Company is entitled to royalty payments with respect to sales of Finacea foam. The Company previously licensed the rights to Finacea foam to LEO Pharma A/S ("LEO Pharma"). Finacea foam was not part of the MST Franchise that was sold in January 2022. Royalties are recognized as revenue when the product is sold by LEO Pharma. For the year ended December 31, 2024 and 2023, royalty revenues were $0.5 million and $0.4 million, respectively.
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
Product Sales Provisions

The Company's net product revenues were generated through sales of AMZEEQ, which was approved by the FDA in October 2019 and was commercially launched in the United States in January 2020, and ZILXI, which was approved by the FDA in May 2020 and was commercially launched in the United States in October 2020. The Company sold the MST Franchise on January 12, 2022 and, as such, the Company no longer generates revenue from the sale of these products.

Provisions for distribution fees, trade discounts and chargebacks related to the sales of AMZEEQ and ZILXI are reflected as a reduction to trade receivables, net on the consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the consolidated balance sheet. The revenue reserve liability was $2.1 million and $2.3 million as of December 31, 2024 and 2023, respectively. Under the terms of the Asset Purchase Agreement, the Company retained and is responsible for historical liabilities of the commercial business operations based on events occurring prior to the sale other than those liabilities expressly assumed by Journey.
Contract Assets and Contract Liabilities

The Company did not have any contract assets (unbilled receivables) related to product sales as of December 31, 2024 or 2023, as customer invoicing generally occurred before or at the time of revenue recognition. Similarly, the Company did not have any contract assets (unbilled receivables) related to its royalty revenues as of December 31, 2024 or 2023.

The Company did not have any contract liabilities as of December 31, 2024 or 2023, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
n.Collaboration arrangements
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
o.Research and development expenses
All expenses associated with research and development are expensed as incurred. Research and development expenses include expenses directly attributable to conducting the Company's research and development programs, including expenses incurred under arrangements with third parties, such as contract research organizations, contract development and manufacturing organizations and consultants as well as the cost of clinical trials, clinical trial supplies, salaries, share-based compensation expenses, payroll taxes and other employee benefits.
Expenses are considered incurred based on the evaluation of the progress to completion of specific tasks under each contract using information and data provided by the service providers and vendors or the Company's estimate of the level of service that has been performed at each reporting date, whereas payments are dictated by the terms of each agreement, such as the successful enrollment of a certain number of patients, site initiation, and the completion of clinical trial milestones. As such, depending on the timing of the payment relative to the receipt of goods or services, management may record prepaid expenses, accrued expenses, or other assets.
p.Fair value measurement
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
q.Income taxes
Deferred taxes
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
Uncertainty in income tax
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
r.Net loss per share
Net loss per share, basic and diluted, is computed on the basis of the net loss from continuing operations for the period divided by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is based upon the weighted average number of shares of common stock and of common stock equivalents outstanding when dilutive.
The Company has issued the Pre-Funded Warrants, which do not expire until they are exercised in full (see "Note 12— Mezzanine Equity and Shareholder's Equity"). Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified Pre-Funded Warrants were immediately exercisable for little or no cash consideration, due to the non-substantive exercise price, all of the necessary conditions for issuance of the underlying shares of common stock had been met when the Pre-Funded Warrants were issued. Therefore, the underlying shares of common stock should be included in the denominator for both the calculation of basic and diluted net loss per share of common stock for the year ended December 31, 2024.
The following stock options, restricted stock units (“RSUs”) and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year ended December 31,
(in numbers of shares)	2024	2023
Outstanding stock options and RSUs	2,335,019	1,205,516
Warrants	27,509	27,509
s.Concentration of credit risks
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
Existing royalty receivables relate to one customer, but do not present a credit risk due to their immaterial nature. There was no restricted cash as of December 31, 2024, thereby presenting no credit risk.
t.Employee Retention Tax Credit
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing numerous tax provisions and other stimulus measures, including employee retention tax credits (“ERTC”). The ERTC was a refundable tax credit against certain employment taxes for qualifying businesses retaining employees on their payroll during the COVID-19 pandemic and allowed eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they paid to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. During 2022, the Company filed returns with the Internal Revenue Service (IRS) and claimed credits totaling $1.3 million. During the first quarter of 2023, the Company received the full $1.3 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the

Company has accounted for the ERTC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The ERTC filings remain open to examination by the IRS until April 2025, and as such the Company has recorded the $1.3 million received within other current liabilities on the consolidated balance sheet as of December 31, 2024 until such a time that the Company has reasonable assurance that the conditions associated with the grants have been met.
u.Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income, net in the statements of operations. As of December 31, 2024 and 2023, all of the Company's outstanding warrants were equity-classified warrants.
v.Newly issued and recently adopted accounting pronouncements:
Recent Accounting Guidance Issued
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
In December 2022, the FASB issued ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" (ASU 2022-06), which provides extension of the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact of ASU 2020-04 and ASU 2022-06 on its consolidated financial statements. Currently, the Company does not expect the adoption of the new standard to have a material impact to the consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures" (ASU 2023-07), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 31, 2024. The Company adopted the standard as of December 31, 2024. See Note 15 in the accompanying notes to the consolidated financial statement for further information.
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
In November 2024, the FASB issued ASU No. 2024-03, "Comprehensive Income (Topic 220)—Disaggregation of Income Statement Expenses" ("ASU 2024-03"), to improve financial reporting by requiring disclosures in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. The requirements of the ASU, as clarified by ASU 2025-01 issued in January 2025, are effective for annual reporting periods beginning after December 15, 2026 and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.
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

License for Locally Administered Pan-BD BET Inhibitor Program (Repibresib)

On August 6, 2021, the Company exercised its option with respect to the repibresib program and, on August 9, 2021, the parties entered into a License Agreement (the “Repibresib License Agreement”) granting the Company a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s pan-BD BET inhibitor compounds in all fields. The Company has the sole responsibility for development, regulatory, marketing and commercialization activities to be conducted for the licensed products at its sole cost and discretion. The Company is required to use commercially reasonable efforts to develop and, if approved, commercialize such products. Pursuant to the Repibresib License Agreement, a joint development committee consisting of one representative from each party reviews the progress of the development plan for the licensed products. Pursuant to the Repibresib License Agreement, the Company may develop a product that contains or incorporates a specific BET inhibitor, whether alone or in combination with other active ingredients, in any form, formulation, presentation, or dosage, and for any mode of administration.

The Company made a $0.5 million cash payment to Tay in connection with entering into the Repibresib License Agreement. Pursuant to the Repibresib License Agreement, the Company has agreed to make cash payments to Tay of up to $15.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States for all indications, of which $1.8 million has been paid or accrued through December 31, 2024. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products the Company commercializes under the Repibresib License Agreement, the Company will pay tiered royalties to Tay on net sales of such licensed products by the Company, its affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. The Company is obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

Pursuant to the Repibresib License Agreement, VYNE was granted a sublicense under certain intellectual property which was licensed to Tay by the University of Dundee (“Dundee”) pursuant to a certain license agreement between Tay and Dundee effective as of July 24, 2020 and amended and restated on October 8, 2021 (the “Head License”). On February 13, 2025, Tay and Dundee entered into an agreement for the termination of the Head License and assignment of such intellectual property from Dundee to Tay. Upon termination of the Head License, the Repibresib License Agreement was accordingly amended to reflect the assignment of the intellectual property to Tay upon its payment in full to Dundee. The amendment does not change any of Tay’s or VYNE’s rights or obligations under the Repibresib License Agreement, except that any references to the Head License were removed and any obligations owed by VYNE to Dundee with respect to repibresib are now owed to Tay.

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

The Company made a cash payment of $3.75 million, after deducting the $250,000 paid in February 2023, to Tay in connection with entering into the VYN202 License Agreement. This payment was recorded as a research and development expense in the period paid. Pursuant to the terms of the VYN202 License Agreement, the Company agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $1.3 million has been paid or accrued through December 31, 2024. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products the Company commercializes under the VYN202 License Agreement, the Company will pay tiered royalties to Tay on net sales of such licensed products by the Company, its affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. The Company is obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
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

NOTE 4 – DISCONTINUED OPERATIONS
The Company determined that the sale of the MST Franchise represented a strategic shift that had a major effect on the business and therefore the MST Franchise met the criteria for classification as discontinued operations. Accordingly the MST Franchise is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the general and administrative expenses in discontinued operations include corporate costs incurred directly to solely support the MST Franchise. The negative product sales for the year ended December 31, 2023 was primarily attributable to a change in the product returns provision following the sale of the MST Franchise.
The following table presents the combined results of discontinued operations of the MST Franchise:

	Year ended December 31,
(in thousands)	2024	2023
Product sales, net	$—	$(525)

Operating expenses:
General and administrative	27	55
Total operating expenses	27	55
Loss from discontinued operations, before taxes	(27)	(580)
Income tax expense	—	—
Net loss from discontinued operations	$(27)	$(580)
There were no non-cash items related to discontinued operations for the years ended December 31, 2024 and 2023.

The milestone payments for sales of ZILXI, AMZEEQ and FCD105 represent contingent consideration. Contingent consideration has been accounted for as a gain contingency in accordance with ASC 450, Contingencies, and will be recognized in earnings in the period when realizable.
NOTE 5 - FAIR VALUE MEASUREMENTS
The Company’s financial assets that are measured at fair value as of December 31, 2024 and 2023 are classified in the tables below in one of the three categories described in "Note 2(p)—Fair value measurement" above:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19,926	$—	$—	$19,926
Marketable securities	—	41,590	—	41,590
Total assets	$19,926	$41,590	$—	$61,516

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$20,353	$10,267	$—	$30,620
Marketable securities	—	62,633	—	62,633
Total assets	$20,353	$72,900	$—	$93,253
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

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)
NOTE 6 - MARKETABLE SECURITIES
As of December 31, 2024 and 2023, marketable securities consisted of U.S. Government and agency debt securities as well as U.S. Treasury bills.
The following tables sets forth the Company’s marketable securities:

	December 31,
(in thousands)	2024	2023
U.S. Government and agency debt securities	$10,572	$31,886
U.S. Treasury bills	31,018	30,747
Total	$41,590	$62,633
As of December 31, 2024 and 2023, the amortized cost, gross unrealized gains, gross unrealized losses and fair value were as follows:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government and agency debt securities	$10,568	$4	$—	$10,572
U.S. Treasury bills	31,002	16	—	31,018
Total	$41,570	$20	$—	$41,590

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government and agency debt securities	$31,866	$30	$(10)	$31,886
U.S. Treasury bills	30,742	5	—	30,747
Total	$62,608	$35	$(10)	$62,633
As of December 31, 2024 and 2023, $41.6 million and $62.6 million, respectively, of the marketable securities were in an unrealized gain position. The Company determined that unrealized gains and losses on marketable securities were primarily due to interest rate changes. No allowance for credit losses related to any of these securities was recorded for the years ended December 31, 2024 and 2023. All maturities are less than 12 months.
NOTE 7 - PROPERTY AND EQUIPMENT
The following table sets forth the Company's property and equipment, net as of December 31, 2024:

December 31,
(in thousands)	2024
Office equipment	$117
Property and equipment	117
Less: Accumulated depreciation	(4)
Property and equipment, net	$113
The Company had no property and equipment as of December 31, 2023.

Depreciation expense totaled $4 thousand and $0 for the years ended December 31, 2024 and 2023, respectively, which is included within general and administrative expenses on the consolidated statements of operations and comprehensive loss.
NOTE 8 - ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31,
(in thousands)	2024	2023
Product sales provisions(1)	$2,107	$2,250
Research and development(2)	6,622	990
Professional services	491	648
Other	52	231
Total accrued expenses	$9,272	$4,119
(1) Comprised primarily of liabilities related to product returns associated with the MST Franchise.
(2) Comprised primarily of accruals related to fees for contract research organizations, investigative sites, and other service providers that assist in conducting preclinical research studies and clinical trials.
NOTE 9 – OPERATING LEASE
As of December 31, 2024, the Company had an operating lease for its principal executive office in Bridgewater, New Jersey.
In November 2022, the Company transitioned to a smaller corporate headquarters and signed a Sublease Agreement (the “Sublease”) to sublease approximately 5,755 square feet of office space (the “Leased Premises”) in Bridgewater, New Jersey through September 30, 2023. Following the termination of the Sublease, the Company signed a Lease Agreement (the “Master Lease”) to lease the Leased Premises through September 30, 2025. The Company recorded a right of use asset of $0.2 million and liability of $0.3 million at the commencement date of the Master Lease on October 1, 2023.
The components of lease expense are as follows:

	Year ended December 31,
(in thousands)	2024	Year Ended	2023
Operating lease expense	$126		$32
Short-term lease expense	—		86
Variable lease expense	10		(16)
Total lease expense	$136		$102
Variable lease expense primarily consists of utility and other common area maintenance ("CAM") charges. For the year ended December 31, 2023 the variable lease expenses included a reversal of immaterial expense related to CAM charges. Lease expense is included within general and administrative expenses on the consolidated statements of operations and comprehensive loss.
Supplemental operating cash flows information is as follows:

	Year ended December 31,
(in thousands)	2024	Year Ended	2023
Operating leases	$126		$25

Supplemental consolidated balance sheet information related to leases is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$93	$207
Operating lease liabilities	$99	$214
Weighted average remaining lease term	0.75	1.75
Weighted average discount rate	8.00%	8.00%
Maturities of lease liabilities as of December 31, 2024 are as follows:

(in thousands)	Year ended December 31, 2024
2025	$101
Total lease payments	101
Less imputed interest	(2)
Total lease liability	99
Total current operating lease liabilities	$99
NOTE 10 - EMPLOYEE SAVINGS PLAN
The Company makes retirement savings plans available to all of its employees and those of its subsidiary, which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “401(k) Plans”). The Company made contributions to these 401(k) Plans during the years ended December 31, 2024 and 2023 of $0.1 million in each period.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Litigation and contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of December 31, 2024, there were no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.
NOTE 12 - MEZZANINE AND SHAREHOLDERS' EQUITY
Preferred stock
As of December 31, 2024, the Company's Amended and Restated Certificate of Incorporation (as amended, the "Certificate of Incorporation") authorized the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of December 31, 2024 and 2023.
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
On November 11, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mutual Fund Series Trust, on behalf of AlphaCentric LifeSci Healthcare Fund (“AlphaCentric”), pursuant to which the Company issued on November 14, 2022, in a private placement transaction, an aggregate of 3,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred”), for an aggregate subscription amount equal to $300,000. This transaction resulted in $89,000 of issuance costs and net proceeds of $211,000.
The Company determined that the Series A Preferred should be classified as Mezzanine Equity (temporary equity outside of permanent equity), because the Series A Preferred more closely aligned with debt as the intent was for redemption by either the holder or the Company due to the favorable redemption terms.

The Purchase Agreement required that the Company convene a meeting of stockholders for the purpose of presenting a proposal (the “Proposal”) authorizing the Company's board of directors to approve a reverse stock split of its outstanding common stock, with the recommendation of the board of directors that the Proposal be approved, and that the Company use reasonable best efforts to obtain approval of the Proposal. The meeting was convened on January 12, 2023, and the Proposal was approved.

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
Unless noted, all common stock and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect the 1-for-18 reverse stock split.
As of December 31, 2024, the Company had reserved shares of common stock for future issuance as follows:

(in numbers of shares)	December 31, 2024
Shares underlying outstanding Pre-Funded Warrants	27,842,740
Common stock options outstanding (Note 13)	1,584,304
Shares available for future grant under 2023 Plan (Note 13)	1,574,557
Outstanding restricted stock units (Note 13)	750,715
Shares available for grant under the Employee Stock Purchase Plan (Note 13)	87,122
Shares underlying other outstanding warrants	27,509
Shares available for future grant under 2024 Inducement Plan (Note 13)	1
31,866,948
Issuances of common stock and warrants
At-the-Market Equity Offering Program
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
On March 1, 2024, the Company entered into a Sales Agreement (the “Cowen Sales Agreement”) with Cowen and Company, LLC, as sales agent (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company's common stock through Cowen in an at-the-market offering having an aggregate offering price up to $50.0 million. Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold under the Cowen Sales Agreement. The Company did not sell any shares of common stock under the Cowen Sales Agreement during the year ended December 31, 2024.
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

As of December 31, 2023, 131,843 of Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. During the year ended December 31, 2024, 639,854 of Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. As of December 31, 2024, 27,842,740 Pre-Funded Warrants remained outstanding.
Other Warrants
As of December 31, 2024 and 2023, the Company had warrants to purchase an aggregate of 27,509 shares of the Company’s common stock outstanding, with exercise prices of $8.40, and an expiration date of July 29, 2026. These warrants were issued by Foamix (as defined below) in connection with a financing in July 2019 and were subsequently assumed by the Company in connection with the Merger (as defined below). Pursuant to the warrant certificate, the exercise price of the warrant will be proportionally adjusted in the event that the Company issues common stock at a price per share less than the exercise price (the "Down Round Feature"). During the year ended December 31, 2023, the Down Round Feature was triggered due to the price per share received from the issuances of common stock. The Company calculated the value of the effect of Down Round Feature measured as the difference between the warrants’ fair value, using the Black-Scholes-Merton option-pricing model, before and after the Down Round Feature was triggered using the original exercise price and the new exercise price. The difference in fair value of the effect of the Down Round Feature was immaterial and had an immaterial impact on net loss per share in the period presented. The exercise price will continue to be adjusted in the event the Company issues additional shares of common stock below the then-current exercise price, in accordance with the terms of the warrants.
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
NOTE 13 - SHARE-BASED COMPENSATION
2023 Equity Incentive Plan
The Company maintains the 2023 Equity Incentive Plan (the "2023 Plan") and previously maintained the 2019 Equity Incentive Plan (the “2019 Plan”) and 2018 Omnibus Incentive Plan (the "2018 Plan"). Following stockholder approval during the year ended December 31, 2023, any shares then available for future grant under the 2019 Plan and 2018 Plan were allocated to the 2023 Plan and no further grants could be made under the 2018 Plan and the 2019 Plan. In December 2024, stockholders approved a proposal to amend the 2023 Plan to further increase shares available for grant under the 2023 Plan by 1,520,000 shares. As of December 31, 2024, 1,574,557 shares remained issuable under the 2023 Plan.
2024 Inducement Plan
On February 28, 2024, the Board approved the Company's 2024 Inducement Plan (the "Inducement Plan"). Pursuant to the Inducement Plan and Nasdaq Listing Rule 5635(c)(4), the Company is permitted to grant equity awards as an inducement material to an individual's entering into employment with the Company, subject to certain conditions ("Inducement Grants"). In November 2024, the Board reduced the number of shares available to be issued under the Inducement Plan to one share. As of December 31, 2024, there was one share available for future Inducement Grants.
2019 Employee Share Purchase Plan
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
As of December 31, 2024, 87,122 shares remained available for grant under the ESPP.
During the years ended December 31, 2024 and 2023, 14,080 and 15,261 shares were purchased by employees pursuant to the ESPP, respectively.
Options and Restricted Stock Units ("RSUs") granted to employees and directors
For the years ended December 31, 2024 and 2023, the Company granted options and RSUs to employees and directors as follows:

	Year ended December 31, 2024
	Award amount	Exercise price range	Vesting period	Expiration
Options	870,000	$1.96 - $2.40	1 year - 4 years	10 years
RSUs	435,000	—	4 years	—

	Year ended December 31, 2023
	Award amount	Exercise price range	Vesting period	Expiration
Options	535,000	$2.70	1 year - 4 years	10 years
RSUs	435,000	—	4 years	—

During the years ended December 31, 2024 and 2023, the fair value of options and RSUs granted to employees and directors was $2.6 million and $2.4 million, respectively. The fair value of RSUs granted is based on the share price on grant date. One share of common stock will be issued upon settlement of each RSU that vests.
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
The underlying data used for computing the fair value of the options are as follows:

	Year ended December 31,
	2024	2023
Exercise price	$1.96 - $2.40	$2.70
Dividend yield	—%	—%
Expected volatility	104.00% - 105.73%	104.42% - 105.64%
Risk-free interest rate	3.95% - 4.32%	4.04%
Expected term	6 years	6 years

Modification of share-based compensation
On November 10, 2019, Menlo Therapeutics Inc. ("Menlo") entered into a merger agreement (the "Merger Agreement") with Foamix Pharmaceuticals Ltd. ("Foamix") and Giants Merger Subsidiary Ltd., a wholly-owned subsidiary of Menlo ("Merger Sub"). On March 9, 2020, Merger Sub merged with and into Foamix, with Foamix surviving as a wholly-owned subsidiary of Menlo (the "Merger"). The combined company changed its name to VYNE in September 2020. Pursuant to the Merger, all outstanding options and RSUs granted by Foamix were exchanged for stock options and RSUs of Menlo’s common stock according to the exchange ratio set forth in the Merger Agreement. In addition, for each option and RSU the holder received a contingent stock right ("CSR"). This transaction was considered to be a modification under ASC 718, Compensation - Stock Compensation. The modification did not affect the remaining requisite service period. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded immaterial incremental compensation expense. On April 6, 2020, pursuant to the terms of the agreement governing the CSRs, each CSR was converted into 1.2082 shares of Menlo common stock, resulting in an effective exchange ratio in the Merger of 1.8006 shares of Menlo common stock for each Foamix ordinary share. As a result of the modification, for outstanding options and RSUs granted to Foamix employees and consultants, the Company recorded incremental compensation expense of $7 thousand and $46 thousand for the years ended December 31, 2024 and 2023, respectively.
Summary of outstanding and exercisable options and RSUs
The following table summarizes stock option activity for the year ended December 31, 2024:

	Number of options	Weighted Average Exercise Price
Outstanding at December 31, 2023	744,537	$40.65
Granted	870,000	2.27
Forfeited	(25,572)	2.94
Expired	(4,661)	222.61
Outstanding at December 31, 2024	1,584,304	$19.65
Exercisable at December 31, 2024	397,143	$70.32
The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $1.6 million and $1.2 million, respectively. The weighted average remaining contractual term of outstanding and exercisable options as of December 31, 2024 was 8.62 years and 7.06 years, respectively. Total unrecognized share-based compensation for options at December 31, 2024 was $1.9 million, which is expected to be recognized over a weighted average period of 2.76 years.
The intrinsic value of outstanding and exercisable options was $1.3 million and $134 thousand, respectively, as of December 31, 2024.
The following table summarizes RSU activity for the year ended December 31, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	460,979	$4.99
Awarded	435,000	2.33
Vested	(119,724)	9.76
Forfeited	(25,540)	2.79
Outstanding at December 31, 2024	750,715	$2.77
The weighted average remaining contractual term of outstanding RSUs as of December 31, 2024 was 1.52 years. Total unrecognized compensation expense related to the unvested portion of the RSUs at December 31, 2024 was $1.8 million, which is expected to be recognized over a weighted average period of 3.11 years.

Share-based compensation expenses
The following table illustrates the allocation of share-based compensation expense on the line items on the statements of operations and comprehensive loss:

	Year ended December 31,
(in thousands)	2024	2023
Research and development	$548	$534
General and administrative	2,755	2,771
Total	$3,303	$3,305
NOTE 14 - INCOME TAX
The loss before income taxes and the related tax (benefit) expense is as follows:

	Year ended December 31,
(in thousands)	2024	2023
Income (loss) before income taxes:
Domestic	$(39,830)	$(28,459)
Foreign	—	7
Total loss before taxes	$(39,830)	$(28,452)

Current taxes:
Federal	$—	$(123)
State	4	2
Foreign	—	121
Total current taxes	$4	$—
A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Year ended December 31,
	2024	2023
Federal income tax provision at statutory rate	21.00%	21.00%
State income tax provision, net of federal benefit	(0.01)%	(0.01)%
Permanent differences	(0.06)%	(0.57)%
Change in valuation allowances	(20.94)%	(20.42)%
Effective income tax rate	(0.01)%	—%
The income tax expense for the years ended December 31, 2024 and 2023 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax expense as a result of nondeductible expenses, changes in state effective tax rates, foreign taxes, tax credits generated, true up of net operating loss carryforwards, and increase in the Company’s valuation allowance. The Company applies the elements of ASC 740-10 regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. Included in other liabilities on the consolidated balance sheets are the total amount of unrecognized tax benefits of approximately $2.6 million and $2.5 million as of December 31, 2024 and 2023, respectively, net of the federal benefit, which is offset by a valuation allowance. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision. Tax years beginning in 2020 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.
The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$75,922	$72,508
Tax credit carryforwards	7,171	6,851
Section 174 expenses	14,720	7,775
Share-based compensation	2,217	1,988
Accrued expenses and other	649	651
Total gross deferred tax assets	100,679	89,773
Less: valuation allowance	(100,679)	(89,773)
Net deferred tax assets	$—	$—
Realization of deferred tax assets is contingent upon sufficient future taxable income during the period that deductible temporary differences and carry forward losses are expected to be available to reduce taxable income. As the achievement of required future taxable income is not likely, the Company recorded a full valuation allowance.
At December 31, 2024 and 2023, the Company recorded a valuation allowance against its net deferred tax assets of $100.7 million and $89.8 million, respectively. The change in the valuation allowance during the years ended December 31, 2024 and 2023 was an increase of $10.9 million and $2.9 million, respectively. A valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2024, the Company had federal and state net operating loss carryforwards of $343.4 million and $53.6 million, respectively, of which $44.3 million will begin to expire in 2031 for federal and $53.6 million will begin to expire in 2040 for state purposes. As of December 31, 2024, the Company had federal research and development tax credit carryforwards of $7.2 million which will begin to expire in 2031. The Company has no state research and development tax credit carryforwards. As a result of U.S. tax reform legislation, federal net operating losses generated beginning in 2018 and subsequent years carryforward indefinitely, however, the Company has federal net operating losses that pre-date U.S. tax reform legislation which begin to expire in 2031 and federal credit carryforwards that begin to expire in 2031. State net operating loss carryforwards begin to expire in 2031, and the state credit carryforwards began to expire in 2031. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has not completed a 382 study through December 31, 2024, however, it may have experienced ownership changes in the past, including in connection with the Merger. In addition, the Private Placement likely resulted in an ownership change for purposes of Section 382 and therefore the Company may be materially limited in the amount of NOL and R&D tax credit available for utilization in the future.
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

The following table summarizes the activity of the Company's unrecognized tax benefits (in thousands):

Balance at January 1, 2023	$2,854
Additions for prior year positions	19
Additions for current year positions	105
Reductions related to expiration of statute of limitations	(520)
Balance at December 31, 2023	$2,458
Reductions for prior year positions	(3)
Additions for current year positions	111
Balance at December 31, 2024	$2,566

NOTE 15 - SEGMENT INFORMATION
The Company operates in one operating segment, and therefore one reportable segment, focused on the development of differentiated therapies to treat chronic inflammatory and immune-mediated conditions of high unmet need. This determination, that the Company operates as a single operating segment, is consistent with the financial information regularly reviewed by the Chief Operating Decision Maker (“CODM”) for purposes of evaluating performance, allocating resources, and planning and forecasting for future periods. The Company's Chief Executive Officer (“CEO”) is the CODM.
The accounting policies for the single operating segment are the same as those described in “Note 2—Significant Accounting Policies.” The CODM uses net loss based on net loss that is reported on the consolidated statement of operations and comprehensive loss to allocate resources (including employees, property, and financial resources), predominantly during the annual budget and forecasting process. The Company’s CODM views specific program spend within research and development expenses as well as overall general and administrative expenses as significant segment expenses. As a pre-product revenue company, the CODM also considers budget versus actual results for expenses that are deemed significant and cash forecast models for assessing performance and to decide the level of investment in the Company’s operating and capital allocation activities. Further, the measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. All long-lived assets are held in the United States. All revenues are generated in the US.
The following table presents segment revenue and significant expenses regularly reviewed by the CODM for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Royalty revenues	$501	$424
Operating expenses
Research and development:
Repibresib (VYN201)	16,271	4,593
VYN202	11,262	8,770
Other segment items*	3,413	2,944
General and administrative	13,192	13,375
Total operating expenses	44,138	29,682
Operating loss	(43,637)	(29,258)
Other income, net	3,834	1,386
Loss from continuing operations before income taxes	(39,803)	(27,872)
Income tax expense	4	—
Loss from continuing operations	(39,807)	(27,872)
Loss from discontinued operations, net of income taxes	(27)	(580)
Net loss	$(39,834)	$(28,452)
*Other segment items relate to research and development expenses that cannot be directly allocated to one specific product candidate, such as employee-related expenses, consulting, quality control, regulatory, and general IP legal expenses.
Accordingly, the Company manages its operations as a single operating and reportable segment, and the consolidated financial statements and notes thereto are presented as a single reportable segment.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of December 31, 2024. Based on such evaluation, those officers have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on these criteria.
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

Name	Age	Position(s)
Executive Officers and Employee Director
David Domzalski	58	President, Chief Executive Officer and Director
Tyler Zeronda	39	Chief Financial Officer and Treasurer
Iain Stuart, Ph.D.	52	Chief Scientific Officer
Mutya Harsch	50	Chief Legal Officer, General Counsel and Secretary
Non-Employee Directors
Sharon Barbari	70	Director
Steven Basta	59	Director
Christine Borowski, Ph.D.	47	Director
Anthony Bruno	68	Director
Patrick LePore	69	Lead Independent Director
Elisabeth Sandoval Little	63	Director

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

Tyler Zeronda was appointed as our Chief Financial Officer and Treasurer in March 2022 and previously served as our Interim Chief Financial Officer and Treasurer beginning in June 2021. Mr. Zeronda has been responsible for all finance activities related to our commercial operations, financial planning, treasury, risk management and supply chain matters. Mr. Zeronda joined Foamix in April 2019, and from the closing of the Merger in 2020 until June 2021, Mr. Zeronda served as our Vice President of Finance. From 2013 to April 2019, Mr. Zeronda held positions of increasing responsibility in finance at the publicly held company Aerie Pharmaceuticals Inc., culminating in his role as Director of Finance. Prior to joining Aerie, Mr. Zeronda was employed at the accounting firm Ernst & Young LLP where he focused on assurance services for companies in the healthcare industry. Mr. Zeronda received his M.S. in accounting from the University of Virginia. He holds a B.A. in economics and business from Lafayette College and is licensed as a Certified Public Accountant in the state of New York.

Iain Stuart, Ph.D. has served as our Chief Scientific Officer since the closing of the Merger. From January 2019 until the closing of the Merger in 2020, Dr. Stuart served as Foamix’s Chief Scientific Officer, Senior Vice President of Research & Development from 2017 to January 2019 and Vice President of Clinical Development from 2016 to 2017. Prior to joining Foamix, Dr. Stuart held several positions, including Vice President of Medical Strategy and Scientific Affairs, at LEO Pharma Inc. from 2008 to 2016. Dr. Stuart holds a Ph.D. from Glasgow Caledonian University in Scotland.

Mutya Harsch has served as our Chief Legal Officer, General Counsel and Secretary since the closing of the Merger, having previously served with Foamix since 2018, most recently as General Counsel and Chief Legal Officer. Ms. Harsch previously held positions as Special Counsel, Mergers & Acquisitions at Cooley LLP from 2015 to 2017 and as a corporate lawyer at Davis Polk & Wardwell from 2005 to 2015. From October 2021 to June 2023, she served on the board of directors of the publicly held company Satsuma Pharmaceuticals Inc. Ms. Harsch received her J.D. and B.A. from the University of California at Berkeley.

Non-Employee Directors

Sharon Barbari has served on our Board since the closing of the Merger, having previously served as a director of Foamix from January 2019 to the closing of the Merger in 2020. From 2004 to 2017, Ms. Barbari served as Chief Financial Officer at Cytokinetics. From 2002 to 2004, she served as Chief Financial Officer and Senior Vice President of Finance and Administration at InterMune. From 1998 to 2002, she served in senior financial roles at Gilead Sciences, including as Chief Financial Officer. Ms. Barbari was also employed as Vice President of Strategic Planning at Foote, Cone & Belding Healthcare. She began her career at Syntex Corporation/Roche Pharmaceuticals, where she held various roles of increasing responsibility from 1972 to 1996. Ms. Barbari served on the board of directors of the publicly held company Agile Therapeutics from June 2020 until its merger with Exeltis Project, Inc., a U.S. subsidiary of Insud Pharma, S.L., in August 2024. She previously was a board member for the Association of Bioscience Finance Officers Northern California Chapter, Phytogen Life Sciences and Sonoma Pharmaceuticals. In 2017, Ms. Barbari was a recipient of the YWCA Silicon Valley Tribute to Women Awards. She received her B.S. in accounting from San Jose State University. We believe Ms. Barbari is qualified to serve on our Board because of her financial executive and leadership roles in various biotechnology and pharmaceutical companies.

Steven Basta has served on our Board since 2015. Mr. Basta served with Menlo as our President and Chief Executive Officer from 2015 until the closing of the Merger. Mr. Basta has served as the Chief Executive Officer of SaNOtize Research and Development Corp. since September 2023. From December 2020 until October 2022, Mr. Basta served as the Chief Executive Officer of Mahana Therapeutics, a privately held digital therapeutics company. From 2011 to 2015, Mr. Basta served as Chief Executive Officer of AlterG, a privately held medical device company. From 2002 to 2010, Mr. Basta served as Chief Executive Officer of BioForm Medical, a publicly held medical aesthetics company acquired by Merz, and from 2010 to 2011 served as Chief Executive Officer of its successor Merz Aesthetics. He has served on the board of DermBiont, Inc., a privately held pharmaceutical company, since 2020, and has served as chairman of the board of directors of Illumisonics, a privately held company, since November 2023. Mr. Basta served as a director of the publicly held company Viveve Medical from 2018 until March 2023, including as Chairman of the Board beginning in January 2019. Mr. Basta received a B.A. from The Johns Hopkins University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University. We believe Mr. Basta is qualified to serve on our Board because of his extensive experience in leadership and management roles at various life sciences companies.

Christine Borowski, Ph.D. has served on our Board since January 2024. Dr. Borowski has served as Principal at Access Biotechnology since January 2024, and previously served as Vice President (from January 2022) and Senior Associate (from July 2019) at Access Biotechnology. Prior to that, Dr. Borowski worked on therapeutics company creation at Apple Tree Partners from 2017 to May 2019. Before joining Apple Tree Partners, Dr. Borowski worked as an editor at several scientific journals, most recently as Chief Editor of Nature Medicine from 2014 to 2017. She earned a B.S. in Biology from the University of Kentucky, a Ph.D. in Immunology from Harvard University, and completed her postdoctoral work on natural killer T cell development at the University of Chicago. Dr. Borowski was appointed to the Board in connection with Access Biotechnology's equity investment in the Company in November 2023. We believe Dr. Borowski is qualified to serve on our Board because of her expertise in immunology and extensive experience in the biopharmaceutical industry.

Anthony Bruno has served on our Board since the closing of the Merger, having previously served as a director of Foamix from 2018 to the closing of the Merger in 2020. Prior to his retirement in 2018, Mr. Bruno served as a strategic consultant to Foamix from 2014 to 2018 and to a number of healthcare-focused investment funds between 2011 and 2018. He was employed at Warner Chilcott from 2000 to 2011, most recently as Executive Vice President, with responsibility for all business development activities including product acquisitions and divestitures as well as licensing agreements. Mr. Bruno also spent 16 years at Warner Lambert, holding several positions of increasing strategic responsibility. Mr. Bruno began his career as an associate with the law firm of Shearman & Sterling. Mr. Bruno holds a B.A. in Political Science from Syracuse University and a J.D. from The George Washington University Law School. We believe Mr. Bruno is qualified to serve on our Board given his experience as an accomplished pharmaceutical executive with broad expertise in the legal, business development, and corporate development functions, as well as his significant experience in product licensing and M&A transactions.

Patrick LePore has served on our Board since September 2020 and was appointed as our lead independent director in February 2021. Mr. LePore served as Chairman, Chief Executive Officer and President of the publicly held company Par Pharmaceutical Companies, Inc. from 2006 until its acquisition by private equity investor TPG Capital in 2012. He remained as chairman of the new company where he led the sale of the company to Endo Pharmaceuticals in 2015. Mr. LePore began his career with Hoffmann-LaRoche. He later founded Boron, LePore & Associates, a medical communications company, which he took public in 1997 and which was eventually sold to Cardinal Health. Within the past five years, Mr. LePore served as Chairman of the Board of the publicly held pharmaceutical company Lannett Company, Inc and as a director of the publicly held companies

Matinas BioPharma Holdings, Inc., PharMerica Corporation and Innoviva, Inc. He also previously served as a trustee of Villanova University, from which he holds a bachelor’s degree. He holds a Master of Business Administration from Farleigh Dickinson University. We believe Mr. LePore is qualified to serve on our Board given his extensive experience as a senior level executive and board member for several companies in the pharmaceutical sector.

Elisabeth Sandoval Little has served on our Board since March 2019. Ms. Sandoval Little currently serves as a consultant to the pharmaceutical industry. From 2016 to 2019, she served as the Chief Commercial Officer and Executive Vice President of Corporate Strategy for Alder Biopharmaceuticals, a publicly held biopharmaceutical company. From 2012 to 2015, Ms. Sandoval Little was Chief Commercial Officer for KYTHERA Biopharmaceuticals until KYTHERA’s acquisition by Allergan. Ms. Sandoval Little previously served as Vice President of Marketing for Bausch and Lomb Surgical and Vice President of Global Marketing at Allergan with responsibility for the Medical Aesthetics division. She spent over 20 years at Allergan in sales and marketing leadership roles in the specialties of dermatology, neurology, and aesthetics. Ms. Sandoval Little began her career in research and development at Johnson & Johnson’s Ethicon division. Ms. Sandoval Little currently serves on the board of directors of the publicly held company PROCEPT BioRobotics Corporation and the privately held company Feldan Therapeutics, and previously served on the board of directors of the publicly held company Satsuma Pharmaceuticals from May 2019 until June 2023 and the publicly held company Intersect ENT, Inc. from April 2021 until its acquisition by Medtronic plc in May 2022. She holds an M.B.A. from Pepperdine University and a B.S. in biology from the University of California, Irvine. We believe that Ms. Sandoval Little is qualified to serve on our Board because of her extensive background working in the dermatology industry and her experience in strategic planning, business transactions, sales operations and executive leadership.

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

Insider Trading Policy and Prohibition on Margin Accounts and Hedging and Similar Transactions

Our employees and directors are subject to an insider trading policy. This policy governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading. This policy also prohibits directors, officers and employees from holding our securities in a margin account or pledging our securities as collateral for a loan. In addition, our insider trading policy prohibits employees and directors from engaging in put or call options, short selling, or similar hedging activities involving our stock. We prohibit these transactions because they may reduce the individual’s incentive to improve our performance, focus the individual on short-term performance at the expense of long-term objectives, and misalign the individual’s interests with those of our stockholders generally. The policy is filed as an exhibit to this Annual Report on Form 10-K.
ITEM 11 - EXECUTIVE COMPENSATION
The following is a discussion of compensation arrangements of our named executive officers ("NEOs"). As a “smaller reporting company” as defined under SEC rules, we have elected to comply with the scaled disclosure requirements applicable to such companies.

Our NEOs for the year ended December 31, 2024 were:

•David Domzalski, President and Chief Executive Officer;
•Iain Stuart, Chief Scientific Officer; and
•Mutya Harsch, Chief Legal Officer, General Counsel and Secretary.

Summary Compensation Table

The following table sets forth the compensation information for our NEOs for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-equity Incentive Compensation ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total Compensation ($)
David Domzalski	2024	637,560	—	361,497	524,250	436,500	13,800	1,973,607

President and Chief Executive Officer	2023	637,560	382,536	573,804	607,500	501,750	13,200	2,716,350
Iain Stuart	2024	455,555	—	172,200	145,625	121,250	13,800	908,430
Chief Scientific Officer	2023	421,811	168,724	253,086	168,750	139,375	13,200	1,164,946
Mutya Harsch	2024	443,280	—	167,560	145,625	121,250	13,800	891,515
Chief Legal Officer, General Counsel and Secretary	2023	382,594(5)	168,869	253,302	168,750	139,375	13,200	1,126,090

(1)    The amounts reported in this column reflect cash bonuses earned pursuant to the achievement of our corporate objectives for the applicable year. See “Narrative Disclosure to Summary Compensation Table—Non-Equity Incentive Plan Compensation” for additional discussion regarding the 2024 cash bonuses.
(2)    Represents the grant date fair value of the restricted stock units and stock options granted in accordance with ASC 718. The assumptions used in calculating the grant date fair values are set forth in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.
(3)    Reflects employer matching contributions to each individual's 401(k) plan.

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

Annual Base Salary

The base salary for Mr. Domzalski, our CEO, remained unchanged from 2023 through 2024 and 2025. Mr. Domzalski's annual base salary for 2025 remains $637,560. For 2024, Dr. Stuart’s annual base salary increased from $421,811 in 2023 to $455,555 in 2024. For 2024, Ms. Harsch’s annual base salary increased from $422,172 in 2023 to $443,280 through 2024. Ms. Harsch was on a reduced schedule from July 2023 through August 2023. During such time, Ms. Harsch maintained her responsibilities as Chief Legal Officer, General Counsel and Secretary of the Company and was paid 25% of her base salary for the period. Dr. Stuart's and Ms. Harsch's annual base salaries for 2025 are $471,499 and $458,795, respectively.

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

For the 2024 bonuses, the corporate performance objectives included the advancement of our biotech strategy through organic development of existing products and opportunistic transactions and partnerships. The corporate objectives also included the achievement of certain research and development and financial objectives. In February 2025, our Compensation Committee assessed the level of achievement of corporate and individual performance objectives and considered, among other things, the increase in our share price and the improved strength of our management team and board through the hiring of additional research and development colleagues and the addition of Ms. Borowski to our Board of Directors. In addition, the Compensation Committee considered the level of achievement of certain milestones related to repibresib gel including the initiation of the Phase 2b trial and the completion of enrollment of subjects with NSV in the trial. The Compensation Committee also considered the advancement of VYN202 including the clearance of our IND and successful completion of the Phase 1a SAD/MAD trial in healthy volunteers. The Compensation Committee also determined that Dr. Stuart and Ms. Harsch had fully achieved all individual objectives. After applying such levels of achievement to the applicable weightings, the Compensation Committee, in consultation with F.W. Cook, awarded each of Mr. Domzalski, Dr. Stuart and Ms. Harsch 94.5% of their respective target bonus. The actual bonus amounts paid for 2024 are reflected in the “Non-Equity Incentive Compensation” column of the Summary Compensation Table above.

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

Equity-Based Awards

Since December 2023, equity-based awards to our NEOs have been made under our 2023 Plan. The equity-based incentive awards granted to our NEOs are designed to align the interests of our NEOs with those of our stockholders. Generally, the vesting of equity awards is tied to each officer’s continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial new hire grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

On December 11, 2023, the Compensation Committee approved the grant of restricted stock units and options to our employees under our 2023 Plan, including members of management, for both 2023 and 2024. The Compensation Committee determined that such grants were appropriate to provide long-term incentives that align the interests of the Company’s employees with the interests of stockholders. In making its decision, the Compensation Committee considered: (i) that our employees were not previously awarded equity compensation in the first quarter of 2023, consistent with past practice; (ii) that the ownership percentage in the Company for our Chief Executive Officer, the Chief Financial Officer and other NEOs based on total shares outstanding (inclusive of shares underlying pre-funded warrants) was significantly lower than ownership percentages for such officers at peer companies; (iii) given the small size of our workforce, the impact of the loss of any employee, especially members of management, on our ability to execute our corporate objectives for 2024 and beyond; and (iv) our recent financing activities and the increased total number of shares outstanding, inclusive of shares underlying the pre-funded warrants that were issued to shareholders in the private placement.

For Mr. Domzalski, the Compensation Committee approved the grant of 225,000 restricted stock units and options to purchase 225,000 shares with a grant date of December 13, 2023, and a grant of 225,000 restricted stock units and options to purchase

225,000 shares with a grant date of January 1, 2024. For each of Ms. Harsch and Dr. Stuart, the Compensation Committee approved the grant of 62,500 restricted stock units and options to purchase 62,500 shares with a grant date of December 13, 2023, and a grant of 62,500 restricted stock units and options to purchase 62,500 shares with a grant date of January 1, 2024. These equity awards vest over a four-year period, with 25% vesting on the first anniversary of the last day of the quarter in which the grant was made, and 6.25% vesting every quarter thereafter, in each case, subject to the executive’s continued service to the Company through the vesting date. The exercise price for each option is the closing price of our common stock on the applicable grant date.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth all outstanding equity awards held by each of our NEOs as of December 31, 2024.

		Option Awards					Share Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)		Market Value of Shares or Units of Shares That Have Not Vested (5)($)
David Domzalski	11/10/2015	5,922	—		285.84	11/10/2025	—		—
	3/1/2016	1,500	—		241.92	3/1/2026	—		—
	2/21/2017	1,784	—		408.96	2/21/2027	—		—
	8/8/2017	8,195	—		230.40	8/8/2027	—		—
	5/8/2018	1,755	—		203.04	5/8/2028	—		—
	1/1/2019	4,276	—		151.20	1/1/2029	—		—
	2/24/2020	6,024	—		161.28	2/24/2030	—		—
	5/6/2020	9,443	—		140.40	5/6/2030	—		—
	2/22/2021	18,686	1,243	(1)	149.94	2/22/2031	533	(1)	1,786
	9/2/2021	17,795	—		30.24	9/2/2031	—		—
	3/17/2022	11,931	5,418	(2)	10.98	3/17/2032	5,420	(2)	18,157
	12/13/2023	56,250	168,750	(3)	2.70	12/13/2033	168,750	(3)	565,313
	1/1/2024	—	225,000	(4)	2.33	1/1/2034	225,000	(4)	753,750

Iain Stuart	11/15/2016	1,000	—		342.00	11/15/2026	—		—
	8/8/2017	325	—		216.00	8/8/2027	—		—
	2/27/2018	750	—		254.16	2/27/2028	—		—
	1/1/2019	1,900	—		151.20	1/1/2029	—		—
	2/24/2020	2,409	—		161.28	2/24/2030	—		—
	5/6/2020	1,561	—		140.40	5/6/2030	—		—
	2/22/2021	3,549	236	(1)	149.94	2/22/2031	101	(1)	338
	9/2/2021	3,380	—		30.24	9/2/2031	—		—
	3/17/2022	2,866	1,300	(2)	10.98	3/17/2032	1,300	(2)	4,355
	12/13/2023	15,625	46,875	(3)	2.70	12/13/2033	46,875	(3)	157,031
	1/1/2024	—	62,500	(4)	2.33	1/1/2034	62,500	(4)	209,375

Mutya Harsch	2/27/2018	1,250	—		254.16	2/27/2028	—		—
	1/1/2019	1,758	—		151.20	1/1/2029	—		—
	2/24/2020	2,409	—		161.28	2/24/2030	—		—
	5/6/2020	2,082	—		140.40	5/6/2030	—		—
	2/22/2021	3,549	236	(1)	149.94	2/22/2031	101	(1)	338
	9/2/2021	3,380	—		30.24	9/2/2031	—		—
	3/17/2022	2,865	1,300	(2)	10.98	3/17/2032	1,300	(2)	4,355
	12/13/2023	15,625	46,875	(3)	2.70	12/13/2033	46,875	(3)	157,031
	1/1/2024	—	62,500	(4)	2.33	1/1/2034	62,500	(4)	209,375
(1) This award vested 25% on March 31, 2022, with 6.25% vesting every quarter thereafter through March 31, 2025, subject to the executive’s continuous service through each applicable vesting date.

(2) This award vested 25% on March 31, 2023, with 6.25% vesting every quarter thereafter through March 31, 2026, subject to the executive’s continuous service through each applicable vesting date.
(3) This award vested 25% on December 31, 2024, with 6.25% vesting every quarter thereafter through December 31, 2027, subject to the executive’s continuous service through each applicable vesting date.
(4) This award vests 25% on March 31, 2025, with 6.25% vesting every quarter thereafter through March 31, 2028, subject to the executive’s continuous service through each applicable vesting date.
(5)     The market value is based on the closing price of our common stock on December 31, 2024.

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

Iain Stuart, Chief Scientific Officer

The terms of Dr. Stuart’s employment are governed by his Offer Letter, dated as of March 7, 2022. Dr. Stuart’s annual base salary is currently $471,499. Dr. Stuart is also eligible to receive an annual target bonus of 40% of his annual base salary, up to the maximum bonus opportunity allowable under the applicable annual bonus plan or program in effect from time to time (such maximum bonus opportunity currently being 200% of the target bonus). His eligibility for such annual target bonus, and the amount of such annual target bonus, is subject to the achievement of corporate performance goals and his achievement of individual performance targets and milestone criteria, as determined by the Chief Executive Officer, in accordance with our bonus plan.

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

Mutya Harsch, Chief Legal Officer, General Counsel and Secretary

The terms of Ms. Harsch’s employment are governed by her Offer Letter, dated as of April 7, 2021. Ms. Harsch’s annual base salary is currently $458,795. Ms. Harsch is also eligible to receive an annual target bonus of 40% of her annual base salary, up to the maximum bonus opportunity allowable under the applicable annual bonus plan or program in effect from time to time (such maximum bonus opportunity currently being 200% of the target bonus). Her eligibility for such annual target bonus, and the amount of such annual target bonus, is subject to the achievement of corporate performance goals and her achievement of individual performance targets and milestone criteria, as determined by the Chief Executive Officer, in accordance with our bonus plan.

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

For purposes of Ms. Harsch’s Offer Letter, “Good Reason” means: (i) a material reduction in her base salary; (ii) a material reduction in her target annual bonus opportunity; (iii) a relocation of her principal place of employment by more than 25 miles provided that such relocation increases her daily commute; or (iv) an adverse change in her position, including title, reporting relationship(s), authority, duties or responsibilities, in each case subject to certain notice and cure periods.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

From time to time, we grant equity awards, including stock options, to our employees, including our named executive officers. Historically,we have typically granted new-hire option awards on, or within the calendar quarter of, a new hire's employment start date and annual refresh employee option grants in the first quarter of each fiscal year, which refresh grants are typically approved at a regularly scheduled meeting of the Compensation Committee occurring in such quarter. Also, non-employee directors receive automatic grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the board and at the time of each annual meeting of our stockholders, respectively, pursuant to our non-employee director compensation policy, as further described under the heading, “Director Compensation—Non-Employee Director Compensation Policy” below. We do not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. The Compensation Committee considers whether there is any material nonpublic information (“MNPI”) about our company when determining the timing of stock option grants and does not seek to time the award of stock options in relation to our public disclosure of MNPI. We have not timed the release of MNPI for the purpose of affecting the value of executive compensation.

The following table is being provided pursuant to Item 402(x)(2) of Regulation S-K.

Name (a)	Grant date (b)	Number of securities underlying the award (c)	Exercise price of the award ($/Sh) (d)	Grant date fair value of the award (e)
Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information
(f) (1)

David Domzalski	January 1, 2024	225,000	$2.33	$436,500	1.3%
Iain Stuart	January 1, 2024	62,500	$2.33	$121,500	1.3%
Mutya Harsch	January 1, 2024	62,500	$2.33	$121,500	1.3%

(1) The option grants reported in this table were made two business days before the Company filed a Form 8-K under Item 5.02 reporting the previously disclosed appointment of Dr. Christine Borowski as a non-employee director of the Company.

Director Compensation

Non-Employee Director Compensation Policy

Our Board adopted a non-employee director compensation policy effective as of December 11, 2023. Set forth below is a summary of the compensation paid to the non-executive members of the Board during 2024 pursuant to the policy.

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

Annual Grant. Each non-executive director who has served as a director on our Board for at least six months will be granted options to purchase an amount of shares of our common stock representing 0.047% of the shares outstanding (inclusive of pre-funded warrants) on the date of our annual meeting of stockholders. The options vest on the one-year anniversary of the date of grant.

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

None of our non-employee directors may receive cash and equity-based compensation (calculated based on grant date fair value) exceeding, in the aggregate, $750,000 in any calendar year or $1,000,000 in the calendar year a director is first appointed or elected to the Board.

One-Time Option Grant

On January 1, 2024, our Compensation Committee granted each non-executive director (except for Ms. Borowski) a one-time option grant for 20,000 shares of our common stock, which will vest on January 1, 2025, subject to each director’s continuous service through such date. The Compensation Committee granted these one-time awards following consultation with the Company’s independent compensation consultant, taking into consideration that all equity awards for directors were significantly underwater and that in light of the Company’s recent financing (among other things), director stock ownership levels, based on the total shares outstanding inclusive of shares underlying pre-funded warrants, were well below the target levels for the Company’s peer companies.

Director Compensation Table

The following table sets forth information for the fiscal year ended December 31, 2024 regarding the compensation awarded to, earned by or paid to our non‑executive directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total Compensation ($)
Sharon Barbari	67,788	76,200	143,988
Steven Basta	49,425	76,200	125,625
Christine Borowski(3)	44,712	115,400	160,112
Anthony Bruno	57,500	76,200	133,700
Patrick LePore	70,575	76,200	146,775
Elisabeth Sandoval Little	65,000	76,200	141,200

(1)     Represent the grant date fair value of stock options granted as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value are set forth in Note 13 to the financial statements included in this Annual Report on Form 10-K.
(2)    Each of our non-employee directors was granted an option to purchase 20,000 shares of our common stock on December 12, 2024 at an exercise price of $2.40.
(3)    Dr. Borowski was appointed as a director, effective January 1, 2024. The amount reported in the Option Awards column includes the grant date fair value of the initial grant made to Dr. Borowski when she joined the Board.

As of December 31, 2024, our non-employee directors held the following equity awards:

Name	Shares Underlying Outstanding Options
Sharon Barbari	63,407
Steven Basta	74,285
Christine Borowski	60,000
Anthony Bruno	63,213
Patrick LePore	62,901
Elisabeth Sandoval Little	63,837
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information relating to the beneficial ownership of our common stock as of February 14, 2025, by:
•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
•each of our directors;
•each of our named executive officers; and
•all of our current directors and executive officers as a group.
The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after February 14, 2025 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.
The percentage of shares beneficially owned is computed on the basis of 15,209,862 shares of our common stock outstanding as of February 14, 2025. Shares of our common stock that a person has the right to acquire within 60 days after February 14, 2025 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o VYNE Therapeutics Inc., 685 Route 202/206 N., Suite 301, Bridgewater, NJ 08807.

Name of Beneficial Owner	Number of Shares Owned and Nature of Beneficial Ownership	Percent of Class
5% and Greater Stockholders:
AI Biotechnology LLC(1)	1,519,465	9.99%
Cormorant Global Healthcare Master Fund, LP(2)	1,519,465	9.99%
Eventide Healthcare Innovation Fund I LP(3)	1,519,465	9.99%
Citadel CEMF Investments Ltd.(4)	1,181,088	7.77%
Named Executive Officers and Directors:
David Domzalski(5)	370,498	2.39%
Mutya Harsch(6)	106,508	*
Iain Stuart(7)	92,501	*
Steven Basta(8)	61,735	*
Sharon Barbari(9)	44,448	*
Anthony Bruno(10)	45,088	*
Patrick LePore(11)	94,373	*
Elisabeth Sandoval Little(12)	43,837	*
Christine Borowski(13)	13,334	*
All current directors and executive officers as a group (10 persons)(14)	933,842	5.86%
* Indicates beneficial ownership of less than 1% of the total outstanding common stock.
(1)This information has been obtained from a Schedule 13D filed on November 13, 2023 by AI Biotechnology LLC, Access Industries Holdings LLC ("AIH"), Access Industries Management, LLC ("AIM") and Mr. Len Blavatnik. Consists of (i) 1,116,585 shares of common stock and (ii) 402,880 shares of common stock issuable upon exercise of Pre-Funded Warrants. Such amount does not include 7,389,568 shares of common stock issuable upon exercise of Pre-Funded Warrants because they are subject to limitations on exercisability if such exercise would result in entities affiliated with AI Biotechnology LLC beneficially owning more than 9.99% of our common stock then issued and outstanding after giving effect to such exercise. AIH directly controls all of the outstanding voting interest in AI Biotechnology LLC. AIM controls AIH. Len Blavatnik controls AIM and holds a majority of the outstanding voting interests in AIH. By virtue of the foregoing, each of Len Blavatnik, AIM and AIH may be deemed to have voting and investment power over the Shares held by AI Biotechnology LLC. The business address of each of AI Biotechnology LLC, AIM, AIH and Len Blavatnik is c/o Access Industries, Inc. 40 West 57th Street, 28th Floor, New York, NY 10019.
(2)This information has been obtained from a Schedule 13G filed on November 13, 2023 by Cormorant Global Healthcare Master Fund, LP ("Cormorant LP"), Cormorant Global Healthcare GP, LLC ("Cormorant GP"), Cormorant Asset Management, LP ("Cormorant AM LP") and Bihua Chen. Consists of 1,394,336 shares of common stock held by Cormorant LP and 125,129 shares of common stock issuable upon exercise of Pre-Funded Warrants. Such amount does not include 2,935,014 shares of common stock issuable upon exercise of Pre-Funded Warrants because they are subject to limitations on exercisability if such exercise would result in entities affiliated with Cormorant LP beneficially owning more than 9.99% of our common stock then issued and outstanding after giving effect to such exercise. Cormorant GP serves as the General Partner of Cormorant LP. Cormorant AM LP serves as the investment manager to Cormorant LP. Bihua Chen serves as the Managing Member of Cormorant GP and the General Partner of

Cormorant AM LP (together with Cormorant LP, the "Cormorant Entities"). By virtue of the foregoing, each of Bihua Chen and the Cormorant Entities may be deemed to have voting and investment power over the shares held by Cormorant LP. The business address of each of Bihua Chen and the Cormorant Entities is 200 Clarendon St., 52nd Floor, Boston, Massachusetts 02116.
(3)This information has been obtained from a Schedule 13G filed on November 13, 2023 by Eventide Asset Management, LLC ("EAM"), Finny Kuruvilla and Robin John. Consists of 1,394,336 shares of common stock held by Eventide Healthcare Innovation Fund I LP ("Eventide LP") and 125,129 shares of common stock issuable upon exercise of Pre-Funded Warrants. Such amount does not include 5,162,284 shares of common stock issuable upon exercise of Pre-Funded Warrants because they are subject to limitations on exercisability if such exercise would result in entities affiliated with Eventide LP beneficially owning more than 9.99% of our common stock then issued and outstanding after giving effect to such exercise. Eventide Healthcare Innovation GP LLC ("Eventide GP") is the General Partner of Eventide LP. EAM is the Managing Member of Eventide GP. Robin John is the chief executive officer of EAM. Finny Kuruvilla and Kyle Rasbach are members of Eventide LP’s investment committee. By virtue of the foregoing, each of Mr. John, EAM and Eventide GP may be deemed to have, and Mr. Kuruvilla and Mr. Rasbach may be deemed to share, voting and investment power over the Shares held by Eventide LP. The business address of each of Eventide LP, Eventide GP, EAM, Mr. John, Mr. Kuruvilla and Mr. Rasbach is Eventide Healthcare Innovation Fund I LP c/o Eventide Asset Management, LLC, 1 International Place, Suite 4210, Boston, MA 02110.
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
(5)Includes 82,370 shares of common stock, 216,199 shares of common stock underlying options that are exercisable within 60 days of February 14, 2025, and 71,929 shares of common stock underlying restricted stock units that are scheduled to vest within 60 days of February 14, 2025.
(6)Includes 33,553 shares of common stock, 52,945 shares of common stock underlying options that are exercisable within 60 days of February 14, 2025, and 20,010 shares of common stock underlying restricted stock units that are scheduled to vest within 60 days of February 14, 2025.
(7)Includes 19,217 shares of common stock, 53,392 shares of common stock underlying options that are exercisable within 60 days of February 14, 2025, and 19,892 shares of common stock underlying restricted stock units that are scheduled to vest within 60 days of February 14, 2025.
(8)Consists of (i) 2,842 shares of common stock, (ii) 3,601 shares of common stock held by The Shelter Trust under the Basta Revocable Trust (the “Shelter Trust”), (iii) 1,007 shares of common stock held by the Basta Revocable Trust dated August 4, 2017 (the “Basta Trust”), and (iv) 54,285 shares of common stock underlying options that are exercisable within 60 days of February 14, 2025. As the trustee of each of the Shelter Trust and the Basta Trust, Mr. Basta has voting and investment power over the shares of common stock held by each of the Shelter Trust and the Basta Trust.
(9)Includes 1,041 shares of common stock and 43,407 shares of common stock underlying options that are exercisable within 60 days of February 14, 2025.
(10)Includes 1,875 shares of common stock and 43,213 shares of common stock underlying options that are exercisable within 60 days of February 14, 2025.
(11)Includes 51,472 shares of common stock and 42,901 shares of common stock underlying options that are exercisable within 60 days of February 14, 2025.
(12)Includes 43,837 shares of common stock underlying options that are exercisable within 60 days of February 14, 2025.
(13)Includes 13,334 shares of common stock underlying options that are exercisable within 60 days of February 14, 2025.
(14)Includes 607,734 shares of common stock underlying options that are exercisable within 60 days of February 14, 2025 and 111,831 shares of common stock underlying restricted stock units that are scheduled to vest within 60 days of February 14, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table contains information about our equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and vesting of RSUs	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,205,019(1)	$12.96	1,661,679(3)
Equity compensation plans not approved by security holders	130,000(2)	$1.96	1(4)
Total	2,335,019	$14.92	1,661,680
(1)Includes all awards outstanding under the 2023 Plan, the 2019 Plan, the 2018 Plan, the Foamix Pharmaceuticals Ltd. 2015 Israeli Share Incentive Plan, the Tigercat Pharma, Inc. 2011 Stock Incentive Plan or the Foamix Pharmaceuticals Ltd. 2009 Israeli Share Option Plan (collectively, the "Prior Plans"). We may no longer issue awards pursuant to any of the Prior Plans. Weighted average exercise price gives effect to outstanding restricted stock units, which have no exercise price. Excluding the restricted stock units, the weighted average exercise price would be $19.65 per share. For a description of the material terms of our equity plan, see “Item 8—Notes to Consolidated Financial Statements—Note 13—Share-Based Compensation.”
(2)Includes stock options outstanding under our Inducement Plan. For a description of the material terms of our equity plans, see “Item 8—Notes to Consolidated Financial Statements—Note 13—Share-Based Compensation.”
(3)Includes 1,574,557 shares available for future issuance under the 2023 Plan and 87,122 shares available for future purchase under the ESPP, and one share available for future grant under the Inducement Plan.
(4)Includes 1 share available for future issuance under our Inducement Plan.
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

Certain Related Party Transactions

The following is a description of transactions since January 1, 2023 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

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
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
Baker Tilly US, LLP served as our principal independent registered public accounting firm for the years ended December 31, 2024 and 2023. The following table provides information regarding fees paid by us to Baker Tilly US, LLP for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
	(U.S. dollars in thousands)
Audit fees(1)	$359	$379
Tax fees(2)	4	16
Total Fees	$363	$395
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
3.Exhibits. See Item 15(b) below.
(b)Exhibits

		Incorporation by Reference
Exhibit Number	Description Of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1(a)	Amended and Restated Certificate of Incorporation.	10-K	001-38356	3.1	March 17, 2022
3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-38356	3.1	February 10, 2023
3.2	Amended and Restated Bylaws.	10-Q	001-38356	3.2	November 14, 2022
4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-38356	4.1	March 14, 2023
4.2	Second Amended and Restated Warrant, by and among VYNE Therapeutics Inc. and Perceptive Credit Holdings II, LP.	10-Q	001-38356	4.1	May 11, 2020
4.3	Second Amended and Restated Warrant, by and among VYNE Therapeutics Inc. and Orbimed Royalty & Credit Opportunities III, LP.	10-Q	001-38356	4.2	May 11, 2020
4.4	Form of Pre-Funded Warrant to Purchase Common Stock.	8-K	001-38356	4.1	October 30, 2023
10.1†*	License Agreement (Topical), dated as of August 9, 2021, by and between In4Derm Limited and VYNE Therapeutics Inc.	10-Q	001-38356	10.1	November, 10, 2021
10.2†*	License Agreement (Oral), dated as of April 28, 2023, by and between Tay Therapeutics and VYNE Therapeutics Inc.	10-Q	001-38356	10.1	August 14, 2023
10.3	Sales Agreement, dated as of March 1, 2024, by and between VYNE Therapeutics Inc. and Cowen and Company, LLC.	10-K	001-38356	10.3	March 1, 2024
10.4#	2009 Israeli Share Option Plan.	F-1/A	001-36621	10.1	September 3, 2014

10.5(a)#	2011 Stock Incentive Plan, as amended.	S-1	001-38356	10.4(a)	December 28, 2017
10.5(b)#	Amendment to 2011 Stock Incentive Plan.	S-1	001-38356	10.4(b)	December 28, 2017
10.5(c)#	Form of Stock Option Agreement under 2011 Stock Incentive Plan.	S-1	001-38356	10.4(c)	December 28, 2017
10.5(d)#	Form of Immediately Exercisable Stock Option Agreement under 2011 Stock Incentive Plan.	S-1	001-38356	10.4(d)	December 28, 2017
10.6#	2015 Israeli Share Incentive Plan.	F-3	001-36621	10.2	October 21, 2015
10.7(a)#	2018 Omnibus Incentive Plan.	S-1/A	001-38356	10.5(a)	January 12, 2018
10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan.	S-1/A	001-38356	10.5(b)	January 12, 2018
10.7(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-K	001-38356	10.11(c)	March 4, 2021
10.8(a)#	2019 Equity Incentive Plan.	10-Q	001-38356	10.5	May 11, 2020
10.8(b)#	Form of Share Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan for U.S. and Israeli Employees.	10-Q	001-38356	10.8	May 11, 2020
10.8(c)#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the 2019 Equity Incentive Plan for U.S. and Israeli Employees.	10-Q	001-38356	10.9	May 11, 2020
10.9#	2019 Employee Share Purchase Plan.	10-Q	001-38356	10.10	May 11, 2020
10.10#	Offer Letter, dated as of March 25, 2020, by and between VYNE Pharmaceuticals Inc. and David Domzalski.	10-Q	001-38356	10.13	May 11, 2020
10.11#	Offer Letter, dated as of April 7, 2021, by and between VYNE Pharmaceuticals Inc. and Mutya Harsch.	10-Q	001-38356	10.2	May 6, 2021
10.12#	Offer Letter, dated as of March 7, 2022, by and between VYNE Pharmaceuticals Inc. and Iain Stuart.	10-K	001-38356	10.12	March 17, 2022
10.13#	Offer Letter, dated as of March 15, 2022, by and between VYNE Pharmaceuticals Inc. and Tyler Zeronda.	10-K	001-38356	10.13	March 17, 2022
10.14	Form of Securities Purchase Agreement, dated as of October 27, 2023, by and among VYNE Therapeutics Inc. and the Purchasers.	8-K	001-38356	10.1	October 30, 2023
10.15	Form of Registration Rights Agreement, dated as of October 27, 2023, by and among VYNE Therapeutics Inc. and the Purchasers.	8-K	001-38356	10.2	October 30, 2023
10.16(a)#	VYNE Therapeutics Inc. 2023 Equity Incentive Plan.	8-K	001-38356	10.1	December 13, 2023

10.16(b)#	Form of Director Option Grant Notice and Option Agreement under the 2023 Equity Incentive Plan	8-K	001-38356	10.2	December 13, 2023
10.16(c)#	Form of Employee Option Grant Notice and Option Agreement under the 2023 Equity Incentive Plan.	8-K	001-38356	10.3	December 13, 2023
10.16(d)#	Form of Employee Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the 2023 Equity Incentive Plan.	8-K	001-38356	10.4	December 13, 2023
10.17#	Non-Employee Director Compensation Policy.	10-K	001-38356	10.17	March 1, 2024
10.18	First amendment to VYNE Therapeutics Inc. 2023 Equity Incentive Plan	8-K	001-38356	10.1	December 12, 2024
10.19†*	Amendment to License Agreement (Topical) dated as February 12, 2025, by and between Tay Therapeutics Inc. and VYNE Therapeutics Inc.					X
19	Insider Trading Policy.					X
21.1	List of Subsidiaries of VYNE Therapeutics Inc.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1#	VYNE Therapeutics Inc. Incentive Compensation Recoupment Policy, dated November 8, 2023.	10-K	001-38356	97.1	March 1, 2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Document					X
101.LAB	XBRL Taxonomy Extension Label Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data Filed (embedded within the XBRL document)
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
Dated: March 6, 2025

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski
Chief Executive Officer
KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Domzalski, Tyler Zeronda and Mutya Harsch, and each of them, his or her attorney-in-fact and agent, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her or their substitute or substitutes, may do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ David Domzalski	Director and Chief Executive Officer (Principal Executive Officer)	March 6, 2025
David Domzalski

/s/ Tyler Zeronda	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2025
Tyler Zeronda

/s/ Sharon Barbari	Director	March 6, 2025
Sharon Barbari

/s/ Steven Basta	Director	March 6, 2025
Steven Basta

/s/ Christine Borowski	Director	March 6, 2025
Christine Borowski

/s/ Anthony Bruno	Director	March 6, 2025
Anthony Bruno

/s/ Patrick LePore	Director	March 6, 2025
Patrick LePore

/s/ Elisabeth Sandoval Little	Director	March 6, 2025
Elisabeth Sandoval Little