Form 10-Q
period 2025-03-31
VYNE Therapeutics Inc.
filed 2025-05-08
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
Yes  ☐ No  ☒
As of May 1, 2025, there were 16,664,892 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•our ability to enroll patients and successfully complete, and receive favorable results in, clinical trials of our product candidates;
•the regulatory approval process for our product candidates, including any delay or failure in obtaining requisite approvals and our efforts to work with the FDA to lift the clinical hold on our Phase 1b trial of VYN202;
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
•legislative, regulatory, political and geopolitical developments beyond our control, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy, instability in financial institutions, rising geopolitical tensions including tariffs and the potential impact of the proposed BIOSECURE Act;

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

•risks and uncertainties arising out of the completed divestiture of our commercial business;
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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$28,209	$19,926
Investment in marketable securities	22,063	41,590
Prepaid and other current assets	4,641	2,921
Total Current Assets	54,913	64,437
Non-current Assets:
Property and equipment, net	107	113
Operating lease right-of-use assets	62	93
Non-current prepaid expenses and other assets	1,341	2,262
Total Non-current Assets	1,510	2,468
Total Assets	$56,423	$66,905

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables	$3,534	$2,707
Accrued expenses	6,858	9,272
Employee related obligations	523	1,428
Operating lease liabilities	63	99
Other current liabilities	1,313	1,313
Total Current Liabilities	12,291	14,819
Total Liabilities	$12,291	$14,819

Commitments and Contingencies

Stockholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized at March 31, 2025 and December 31, 2024; 15,959,488 and 14,830,013 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	1
Additional paid-in capital	783,911	783,235
Accumulated other comprehensive income	—	20
Accumulated deficit	(739,781)	(731,170)
Total Stockholders' Equity	44,132	52,086
Total Liabilities and Stockholders’ Equity	$56,423	$66,905
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(U.S. dollars and share data in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Royalty revenues	$202	$98
Total revenues	202	98

Operating expenses:
Research and development	6,124	3,708
General and administrative	3,275	3,770
Total operating expenses	9,399	7,478
Operating loss	(9,197)	(7,380)
Other income, net	594	1,139
Loss from continuing operations before income taxes	(8,603)	(6,241)
Income tax expense	—	—
Loss from continuing operations	(8,603)	(6,241)
Loss from discontinued operations, net of income taxes	(8)	(8)
Net loss	$(8,611)	$(6,249)

Loss per share from continuing operations, basic and diluted	$(0.20)	$(0.15)
Loss per share from discontinued operations, basic and diluted	$—	$—
Loss per share, basic and diluted	$(0.20)	$(0.15)

Weighted average shares outstanding - basic and diluted	42,673	42,581

Other comprehensive loss:
Unrealized losses on marketable securities, net of tax of $0	(20)	(96)
Total other comprehensive loss	(20)	(96)
Comprehensive loss	$(8,631)	$(6,345)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders' Equity
	Number of Shares	Amount	Amount
BALANCE AT JANUARY 1, 2024	14,098,888	$1	$780,044	$26	$(691,336)	$88,735
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	(6,249)	(6,249)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee stock purchase plan	2,809	—	(5)	—	—	(5)
Stock-based compensation	—	—	985	—	—	985
Cashless exercise of pre-funded warrants	199,991	—	—	—	—	—
Unrealized losses from marketable securities	—	—	—	(96)	—	(96)
BALANCE AT MARCH 31, 2024	14,301,688	$1	$781,024	$(70)	$(697,585)	$83,370

BALANCE AT JANUARY 1, 2025	14,830,013	$1	$783,235	$20	$(731,170)	$52,086
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	(8,611)	(8,611)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee stock purchase plan	81,184	—	(87)	—	—	(87)
Stock-based compensation	—	—	763	—	—	763
Cashless exercise of pre-funded warrants	1,048,291	1	—	—	—	1
Unrealized losses from marketable securities	—	—	—	(20)	—	(20)
BALANCE AT MARCH 31, 2025	15,959,488	$2	$783,911	$—	$(739,781)	$44,132
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(8,611)	$(6,249)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	6	—
Stock-based compensation	763	985
Amortization of premium or discount on marketable securities	(324)	(777)
Unrealized losses on cash equivalents	—	(1)
Changes in operating assets and liabilities:
Trade receivables, prepaid expenses and other assets and operating lease right-of-use assets	(768)	(1,294)
Trade payables, accrued expenses, employee related obligations and other long-term liabilities	(2,490)	(611)
Operating lease liabilities	(37)	(34)
Net cash used in operating activities	(11,461)	(7,981)
Cash Flows From Investing Activities:
Proceeds from sale and maturity of marketable securities	33,600	11,600
Purchases of marketable securities	(13,769)	(15,169)
Net cash provided by (used in) investing activities	19,831	(3,569)
Cash Flows From Financing Activities:
Withholdings from exercise of options and issuance of shares for stock-based compensation arrangements, net	(87)	(5)
Net cash used in financing activities	(87)	(5)
Increase (decrease) in cash, cash equivalents and restricted cash	8,283	(11,555)
Cash, cash equivalents and restricted cash at beginning of the period	19,926	30,674
Cash, cash equivalents and restricted cash at end of the period	$28,209	$19,119

Cash and cash equivalents	28,209	19,065
Restricted cash	—	54
Total cash, cash equivalents and restricted cash	$28,209	$19,119
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

VYNE Therapeutics Inc. (the "Company") is a clinical-stage biopharmaceutical company focused on developing differentiated therapies to treat chronic inflammatory and immune-mediated conditions with high unmet need.

The Company has exclusive worldwide rights to research, develop and commercialize products containing small molecule bromodomain and extra-terminal domain (“BET”) inhibitors for the treatment of any disease, disorder or condition in humans, which the Company licensed from Tay Therapeutics Ltd., formerly known as In4Derm Ltd ("Tay"). Through its transaction with Tay, the Company obtained access to a library of new small molecule BET inhibitor compounds including those that inhibit both BD1 and BD2 (“pan-BD” BET inhibitor) and that selectively inhibit BD2 (“BD2-selective” BET inhibitor). Through its access to this library of new small molecule BET inhibitors, the Company plans to develop product candidates for a diverse set of therapeutic indications. The Company has chosen to initially focus its development efforts with these molecules on immune-mediated inflammatory diseases, which are not being targeted by current BET inhibitors in development.

The Company's lead program is repibresib gel (also known as VYN201), a topically administered, small molecule pan-bromodomain (“BD”) BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. In preclinical testing, repibresib produced consistent reductions in pro-inflammatory and disease-related biomarkers and improvements in disease severity across a variety of inflammatory and fibrotic preclinical models. The Company announced positive results from a Phase 1b trial evaluating repibresib in nonsegmental vitiligo in October 2023 and initiated a Phase 2b trial in nonsegmental vitiligo in June 2024. We enrolled approximately 45 patients in each arm and expect to report top-line results from the 24-week double-blind portion of the trial in mid-2025.

The Company's second program is VYN202, an oral, small molecule BD2-selective BET inhibitor. VYN202 has been designed to achieve potential class-leading potency and selectivity for BD2 vs. BD1. By maximizing BD2 selectivity, the Company believes VYN202 has the potential to be a potent oral immunomodulator option for both acute control and chronic management of immune-mediated inflammatory conditions, without the hemotologic and gastrointestinal adverse effects associated with earlier generation systemic pan-BD BET inhibitors that were being developed in oncologic settings. The Company has completed a Phase 1a single ascending dose/multiple ascending dose ("SAD/MAD") trial of VYN202 in healthy volunteers and announced positive data from this trial in December 2024. The Company initiated a Phase 1b trial in February 2025 in adult subjects with moderate-to-severe plaque psoriasis. In May 2025, the FDA informed the Company that it placed a clinical hold on the Company’s Phase 1b trial following a recent observation of testicular toxicity in dogs from a non-clinical toxicology study with VYN202.

The Company intends to advance its product candidates through clinical development toward regulatory approval. As part of its strategy to maximize the value of its pipeline, the Company may partner with larger pharmaceutical companies to expand and accelerate the development of its programs and explore other indications and therapeutic areas outside of the core focus in immune-mediated diseases.

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
Liquidity and Capital Resources
As of March 31, 2025, the Company had cash, cash equivalents and marketable securities of $50.3 million and an accumulated deficit of $739.8 million. The Company had no outstanding debt as of March 31, 2025. For the three months ended March 31, 2025, the Company incurred a net loss of $8.6 million and used $11.5 million of cash in operations. Other than in connection with its legacy commercial business that was sold in January 2022, the Company has funded its operations primarily through private and public placements of its equity, debt and warrants and through fees, cost reimbursements and payments received from its licensees. The Company has incurred losses and experienced negative operating cash flows since its inception and anticipates that it will continue to incur losses until such a time when its product candidates, if approved, are commercially successful, if at all. The Company will not generate any revenue from any current or future product candidates unless and until it obtains regulatory approval and commercializes such products.

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
In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its unaudited condensed consolidated financial statements are issued. The Company believes its existing cash, cash equivalents and marketable securities are sufficient to fund its operating and capital expenditure requirements for a period of at least 12 months from the date of issuance of these unaudited condensed consolidated financial statements.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
a.Basis of presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s unaudited condensed consolidated financial position, results of operations, cash flow and statement of stockholders' equity for the interim periods presented. Certain information and disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 6, 2025.
The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025.
b.Principles of consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.
c.Use of estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of income and expenses during the reporting period. Significant items subject to such estimates and assumptions include research and development accruals. Actual results could differ from the Company’s estimates.
d.Cash and cash equivalents

The Company considers cash equivalents to be all short-term, highly liquid investments, which include short-term bank deposits, treasury bills and money market funds with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.

e.Marketable securities
Marketable securities with original maturities of greater than three months and remaining maturities of less than one year from the balance sheet date are classified as short-term. Marketable securities with remaining maturities of greater than one year from the balance sheet date are classified as long-term.

The Company classifies all marketable securities as available-for-sale debt securities. The Company’s marketable securities are measured and reported at fair value using either quoted prices in active markets for identical securities or quoted prices in markets that are not active for identical or similar securities. Unrealized gains and losses are reported as a separate component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses, if any, are included in other income, net within the unaudited condensed consolidated statement of operations and comprehensive loss.
f.Property and equipment
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
Royalty Revenues and Collaboration Agreements
The Company is entitled to royalty payments with respect to sales of Finacea foam. The Company previously licensed the rights to Finacea foam to LEO Pharma A/S ("LEO Pharma"). Finacea foam was not part of the MST Franchise that was sold in January 2022. Royalties are recognized as revenue when the product is sold by LEO Pharma. For the three months ended March 31, 2025 and 2024, royalty revenues were $0.2 million and $0.1 million, respectively.
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

Provisions for distribution fees, trade discounts and chargebacks related to the sales of AMZEEQ and ZILXI are reflected as a reduction to trade receivables, net on the unaudited condensed consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the unaudited condensed consolidated balance sheet. The revenue reserve liability was $2.1 million for both periods ended March 31, 2025 and December 31, 2024. Under the terms of the Asset Purchase Agreement, the Company retained and is responsible for historical liabilities of the commercial business operations based on events occurring prior to the sale other than those liabilities expressly assumed by Journey.
Contract Assets and Contract Liabilities

The Company did not have any contract assets (unbilled receivables) related to product sales as of March 31, 2025 or December 31, 2024, as customer invoicing generally occurred before or at the time of revenue recognition. Similarly, the Company did not have any contract assets (unbilled receivables) related to its royalty revenues as of March 31, 2025 or December 31, 2024.

The Company did not have any contract liabilities as of March 31, 2025 or December 31, 2024, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
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

j.Credit losses
An allowance is maintained for potential credit losses in accordance with accounting standards update ("ASU") No. 2016-13, Financial Instruments - Credit Losses. The Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and credit losses. Credit losses were not material for the three months ended March 31, 2025 and 2024.
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
The Company has issued pre-funded warrants to purchase the Company’s common stock (the "Pre-Funded Warrants"), which do not expire until they are exercised in full (see “Note 8 - Stockholders' Equity”). Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified Pre-Funded Warrants were immediately exercisable for little or no cash consideration, due to the non-substantive exercise price, all of the necessary conditions for issuance of the underlying shares of common stock had been met when the Pre-Funded Warrants were issued. Therefore, the underlying shares of common stock should be included in the denominator for both the calculation of basic and diluted net loss per share of common stock for the three months ended March 31, 2025.
The following stock options, restricted stock units (“RSUs”) and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (data presented as number of shares):

	Three Months Ended March 31,
(in numbers of shares)	2025	2024
Outstanding stock options and RSUs	3,763,069	2,210,974
Warrants	27,509	27,509
m.Concentration of credit risks
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company deposits cash and cash equivalents with highly rated financial institutions and, as a matter of policy, limits the amounts of credit exposure to any single financial institution. In addition, all marketable securities carry a high credit rating or are government insured. The Company has not experienced any material credit losses in these accounts and does not believe it is exposed to significant credit risk on these instruments.

Existing royalty receivables relate to one customer, but do not present a credit risk due to their immaterial nature.
n.Employee Retention Tax Credit
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing numerous tax provisions and other stimulus measures, including employee retention tax credits (“ERTC”). The ERTC was a refundable tax credit against certain employment taxes for qualifying businesses retaining employees on their payroll during the COVID-19 pandemic and allowed eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they paid to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. During 2022, the Company filed returns with the Internal Revenue Service (IRS) and claimed credits totaling $1.3 million. During the first quarter of 2023, the Company received the full $1.3 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company has accounted for the ERTC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The ERTC filings under examination by the IRS closed April 2025, and as such the Company has recorded the $1.3 million received within other current liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2025.
o.Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations and comprehensive loss. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income, net in the statements of operations and comprehensive loss. As of March 31, 2025 and December 31, 2024, all of the Company's outstanding warrants were equity-classified warrants.
p.Newly issued and recently adopted accounting pronouncements
Recently Adopted Accounting Pronouncements:
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280)–Improvements to Reportable Segment Disclosures" (ASU 2023-07), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard as of December 31, 2024. See Note 11 in the accompanying notes to the unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements:
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
In November 2024, the FASB issued ASU No. 2024-03, "Comprehensive Income (Topic 220)—Disaggregation of Income Statement Expenses" ("ASU 2024-03"), to improve financial reporting by requiring disclosures in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations and comprehensive loss. The requirements of the ASU, as clarified by ASU 2025-01 issued in January 2025, are effective for annual reporting periods beginning after December 15, 2026 and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is evaluating the impact the adoption of this guidance will have on its unaudited condensed consolidated financial statements and related disclosures.

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

Under the terms of the Option Agreement, the Company's option (the "Oral Option") with respect to the Oral BETi Compounds was to expire on June 30, 2022 (the "Option Term"), but in June 2022, the Company and Tay entered into a Letter Agreement (the “Letter Agreement”) to extend the Option Term to February 28, 2023. In February 2023, the parties entered into an additional Letter Agreement (the "Second Letter Agreement") pursuant to which the Option Term was further extended to April 30, 2023. The Company exercised the Oral Option for VYN202 on April 28, 2023.

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

The Company made a $0.5 million cash payment to Tay in connection with entering into the Repibresib License Agreement. Pursuant to the Repibresib License Agreement, the Company has agreed to make cash payments to Tay of up to $15.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States for all indications, of which $1.8 million has been paid or accrued through March 31, 2025. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products the Company commercializes under the Repibresib License Agreement, the Company will pay tiered royalties to Tay on net sales of such licensed products by the Company, its affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. The Company is obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

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

The Company made a cash payment of $3.75 million, after deducting the $250,000 paid in February 2023, to Tay in connection with entering into the VYN202 License Agreement. This payment was recorded as a research and development expense in the period paid. Pursuant to the terms of the VYN202 License Agreement, the Company agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $1.3 million has been paid or accrued through March 31, 2025. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products the Company commercializes under the VYN202 License Agreement, the Company will pay tiered royalties to Tay on net sales of such licensed products by the Company, its affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. The Company is obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
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

NOTE 4 – DISCONTINUED OPERATIONS
The Company determined that the sale of the MST Franchise represented a strategic shift that had a major effect on the business and therefore the MST Franchise met the criteria for classification as discontinued operations. Accordingly, the MST Franchise is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. Historically, research and development, marketing, and general and administrative expenses in discontinued operations included corporate costs incurred directly to solely support the MST Franchise.
For both the three months ended March 31, 2025 and 2024, the loss from discontinued operations, net of income taxes was $8.0 thousand and consisted solely of general and administrative expenses.
There were no non-cash items related to discontinued operations for the three months ended March 31, 2025 and 2024.
The milestone payments for sales of ZILXI, AMZEEQ and FCD105 represent contingent consideration. Contingent consideration has been accounted for as a gain contingency in accordance with ASC 450, Contingencies, and will be recognized in earnings in the period when realizable.
NOTE 5 – FAIR VALUE MEASUREMENTS
The Company’s financial assets that are measured at fair value as of March 31, 2025 and December 31, 2024 are classified in the tables below in one of the three categories described in “Fair value measurement (k)” in "Note 2 - Significant Accounting Policies” above:

	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$27,209	$1,000	$—	$28,209
Marketable securities	—	22,063	—	22,063
Total assets	$27,209	$23,063	$—	$50,272

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19,926	$—	$—	$19,926
Marketable securities	—	41,590	—	41,590
Total assets	$19,926	$41,590	$—	$61,516
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
NOTE 6 – MARKETABLE SECURITIES
As of March 31, 2025, marketable securities consisted of U.S. Treasury bills. As of December 31, 2024, marketable securities consisted of U.S. Government and agency debt securities as well as U.S. Treasury bills.
The following table sets forth the Company’s marketable securities:

	March 31,	December 31,
(in thousands)	2025	2024
U.S. Government and agency debt securities	$—	$10,572
U.S. Treasury bills	22,063	31,018
Total	$22,063	$41,590

As of March 31, 2025 and December 31, 2024, the amortized cost, gross unrealized gains, gross unrealized losses and fair value were as follows:

	March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Treasury bills	$22,063	—	—	$22,063
Total	$22,063	$—	$—	$22,063

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government and agency debt securities	$10,568	$4	$—	$10,572
U.S. Treasury bills	31,002	16	—	31,018
Total	$41,570	$20	$—	$41,590
As of March 31, 2025, there were $22.1 million of marketable securities with no material unrealized gains or losses. As of December 31, 2024, $41.6 million of the marketable securities were in an unrealized gain position. The Company determined that unrealized gains and losses on marketable securities were primarily due to interest rate changes. No allowance for credit losses related to any of these securities was recorded for the periods ended March 31, 2025 and December 31, 2024. All maturities are less than 12 months.

NOTE 7 - PROPERTY AND EQUIPMENT
The following table sets forth the Company's property and equipment, net as of March 31, 2025:

	March 31,	December 31,
(in thousands)	2025	2024
Office equipment	$117	$117
Property and equipment	117	117
Less: Accumulated depreciation	(10)	(4)
Property and equipment, net	$107	$113
Depreciation expense totaled $6.0 thousand and $0 for the three months ended March 31, 2025 and 2024, respectively, which is included within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.
NOTE 8 – STOCKHOLDERS' EQUITY
Preferred stock
As of March 31, 2025, the Company's Amended and Restated Certificate of Incorporation (as amended, the "Certificate of Incorporation") authorized the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of March 31, 2025 and December 31, 2024.
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
On August 12, 2021, the Company entered into a sales agreement (the "Cantor Sales Agreement") with Cantor Fitzgerald to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald would act as the Company's sales agent. Cantor Fitzgerald was entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the Cantor Sales Agreement. In February 2024 the Cantor Sales Agreement was terminated. The Company cannot make any future sales of its common stock pursuant to the Cantor Sales Agreement.
On March 1, 2024, the Company entered into a sales agreement (the “Cowen Sales Agreement”) with Cowen and Company, LLC as sales agent (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company's common stock through Cowen in an at-the-market offering having an aggregate offering price up to $50.0 million. Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold under the Cowen Sales Agreement. The Company did not sell any shares of common stock under the Cowen Sales Agreement during the three months ended March 31, 2025 and 2024.
Pre-Funded Warrants

In October 2023, the Company entered into a Security Purchase Agreement, pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement shares of the Company’s common stock and Pre-Funded Warrants (the "Private Placement"). The Pre-Funded Warrants issued in the Private Placement will not expire until exercised in full. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 60 days’ notice to the Company, but not to exceed any percentage in excess of 19.99%.
As of December 31, 2024, 639,854 of Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. During the three months ended March 31, 2025, 1,048,342 of Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. As of March 31, 2025, 26,794,398 Pre-Funded Warrants remained outstanding.
Other Warrants
As of March 31, 2025 and December 31, 2024, the Company had warrants to purchase an aggregate of 27,509 shares of the Company’s common stock outstanding, with an exercise price of $8.40, and an expiration date of July 29, 2026. These warrants were issued by Foamix Pharmaceuticals Ltd. in connection with a financing in July 2019 and were subsequently assumed by the Company in connection with the Merger (as defined below). Pursuant to the warrant certificate, the exercise price of the warrant will be proportionally adjusted in the event that the Company issues common stock at a price per share less than the exercise price (the "Down Round Feature"). In the event that the Down Round Feature is triggered, the Company must calculate the difference between the warrants’ fair value, using the Black-Scholes-Merton option-pricing model, before and after the Down Round Feature was triggered using the original exercise price and the new exercise price. The exercise price will continue to be adjusted in the event the Company issues additional shares of common stock below the then-current exercise price, in accordance with the terms of the warrants.
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

NOTE 9 – STOCK-BASED COMPENSATION
2023 Equity Incentive Plan:
The Company maintains the 2023 Equity Incentive Plan (the "2023 Plan") and previously maintained the 2019 Equity Incentive Plan (the “2019 Plan”) and 2018 Omnibus Incentive Plan (the "2018 Plan"). Following stockholder approval in December 2023, any shares then available for future grant under the 2019 Plan and 2018 Plan were allocated to the 2023 Plan and no further grants could be made under the 2018 Plan and the 2019 Plan. In December 2024, stockholders approved a proposal to amend the 2023 Plan to increase shares available for grant under the 2023 Plan by 1,520,000 shares. As of March 31, 2025, 65,323 shares remained issuable under the 2023 Plan.
2024 Inducement Plan:
On February 28, 2024, the Board approved the Company's 2024 Inducement Plan (the "Inducement Plan"). Pursuant to the Inducement Plan and Nasdaq Listing Rule 5635(c)(4), the Company is permitted to grant equity awards as an inducement material to an individual's entering into employment with the Company, subject to certain conditions ("Inducement Grants"). In November 2024, the Board reduced the number of shares available to be issued under the Inducement Plan to one share. As of March 31, 2025, there was one share available for future Inducement Grants.
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
As of March 31, 2025, 87,122 shares remained available for grant under the ESPP.
For both the three months ended March 31, 2025 and 2024, no shares were purchased by employees pursuant to the ESPP.
Options granted to employees and directors:
For the three months ended March 31, 2025, the Company granted options to employees and directors as follows:

	Three Months Ended March 31, 2025
	Award amount in shares	Exercise price range	Vesting period	Expiration
Options	1,567,500	$2.35 - $2.77	4 years	10 years
During the three months ended March 31, 2025, the fair value of options granted to employees and directors was $3.6 million.
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

The underlying data used for computing the fair value of the options are as follows:

Three Months Ended March 31,
2025
Exercise price	$2.35 - $2.77
Dividend yield	—%
Expected volatility	104.08% - 104.79%
Risk-free interest rate	4.57% - 4.58%
Expected term	6 years
Stock-based compensation expenses:
The following table illustrates the effect of stock-based compensation on the line items on the unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development expenses	$126	$163
General and administrative	637	822
Total	$763	$985
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Litigation and contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of March 31, 2025, there were no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.
NOTE 11 - SEGMENT INFORMATION
The Company operates in one operating segment, and therefore one reportable segment, focused on the development of differentiated therapies to treat chronic inflammatory and immune-mediated conditions of high unmet need. This determination, that the Company operates as a single operating segment, is consistent with the financial information regularly reviewed by the Company's Chief Operating Decision Maker (“CODM”) for purposes of evaluating performance, allocating resources, and planning and forecasting for future periods. The Company's Chief Executive Officer (“CEO”) is the CODM.
The accounting policies for the single operating segment are the same as those described in “Note 2—Significant Accounting Policies.” The CODM uses net loss based on net loss that is reported on the unaudited condensed consolidated statement of operations and comprehensive loss to allocate resources (including employees, property, and financial resources), predominantly during the annual budget and forecasting process. The Company’s CODM views specific program spend within research and development expenses as well as overall general and administrative expenses as significant segment expenses. As a pre-product revenue company, the CODM also considers budget versus actual results for expenses that are deemed significant and cash forecast models for assessing performance and to decide the level of investment in the Company’s operating and capital allocation activities. Further, the measure of segment assets is reported on the unaudited condensed consolidated balance sheet as total consolidated assets. All long-lived assets are held in the United States. All revenues are generated in the US.

The following table presents segment revenue and significant expenses regularly reviewed by the CODM for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Royalty revenues	$202	$98
Operating expenses
Research and development:
Repibresib (VYN201)	2,577	1,897
VYN202	2,521	1,006
Other segment items*	1,026	805
General and administrative	3,275	3,770
Total operating expenses	9,399	7,478
Operating loss	(9,197)	(7,380)
Other income, net	594	1,139
Loss from continuing operations before income taxes	(8,603)	(6,241)
Income tax expense	—	—
Loss from continuing operations	(8,603)	(6,241)
Loss from discontinued operations, net of income taxes	(8)	(8)
Net loss	$(8,611)	$(6,249)
*Other segment items relate to research and development expenses that cannot be directly allocated to one specific product candidate, such as employee-related expenses, consulting, quality control, regulatory, and general IP legal expenses.
Accordingly, the Company manages its operations as a single operating and reportable segment, and the unaudited condensed consolidated financial statements and notes thereto are presented as a single reportable segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. In this Quarterly Report on Form 10-Q, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to VYNE Therapeutics Inc.
Company Overview
We are a clinical-stage biopharmaceutical company focused on developing differentiated therapies to treat chronic inflammatory and immune-mediated conditions with high unmet need.
We have exclusive worldwide rights to research, develop and commercialize products containing small molecule BET inhibitors for the treatment of any disease, disorder or condition in humans, which we licensed from Tay Therapeutics Ltd., formerly known as In4Derm Ltd ("Tay"). BET proteins are epigenetic enablers of transcription that regulate the expression of specific genes. Each BET protein consists of two bromodomains (“BD1” and “BD2”) and one end terminal (“ET”) domain. Through our transaction with Tay, we obtained access to a library of new small molecule BET inhibitor compounds including those that inhibit both BD1 and BD2 (“pan-BD” BET inhibitor) and that selectively inhibit BD2 (“BD2-selective” BET inhibitor). Through our access to this library of new BET inhibitors, which comprise our InhiBET™ portfolio, we plan to develop product candidates for a diverse set of therapeutic indications. We have chosen to initially focus our development efforts with these molecules on immune-mediated inflammatory diseases, which are not being targeted by current BET inhibitors in development.
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

Our second program is VYN202, an oral, small molecule BD2-selective BET inhibitor. Prior studies have shown that while BD1 modulates cell-cycling and homeostatic functions, BD2 regulates gene expression of pro-inflammatory mediators in cells. VYN202 has been designed to achieve potential class-leading selectivity and potency for BD2 vs. BD1. By maximizing BD2 selectivity, we believe VYN202 has the potential to be a potent oral immunomodulator option for both acute control and chronic management of immune-mediated inflammatory conditions, without the hematologic and gastrointestinal adverse effects associated with earlier generation systemic pan-BD BET inhibitors that were being developed in oncologic settings. We have completed a Phase 1a single ascending dose/multiple ascending dose ("SAD/MAD") trial of VYN202 in healthy volunteers and announced positive data from this trial in December 2024. We observed that VYN202 had a favorable safety and tolerability profile with no drug-related adverse events historically associated with earlier generation, less BD2-selective BET inhibitors. VYN202 also demonstrated robust pharmacodynamic activity including evidence of target engagement and inhibition of several inflammatory biomarkers relevant to immune-mediated disorders in ex vivo stimulation assays. We initiated a Phase 1b trial in February 2025 in adult subjects with moderate-to-severe plaque psoriasis. The Phase 1b trial is a randomized, double-blind, placebo-controlled trial of once daily treatment with VYN202 capsules dosed for 12 weeks, to primarily evaluate the safety of VYN202 across four cohorts (0.25 mg, 0.5 mg, 1 mg doses and placebo), with secondary objectives that include pharmacokinetics and preliminary evidence of efficacy via endpoints evaluating improvements from baseline in PASI scores. The trial also includes a 4-week safety follow-up visit after completion of the 12-week dosing period. We anticipate that the data from the Phase 1b trial in plaque psoriasis subjects will provide key insights into VYN202's potential activity across a range of immune-mediated diseases. In May 2025, the FDA informed us that it placed a clinical hold on our Phase 1b trial following a recent observation of testicular toxicity in dogs from a non-clinical toxicology study with VYN202. We have suspended all screening, enrollment and patient dosing in the Phase 1b trial of VYN202 and intend to work diligently with the FDA to expeditiously resolve the clinical hold. To date, there have been no serious adverse events observed in subjects that have been enrolled in the Phase 1b trial.
We intend to advance our product candidates through further phases of clinical development toward regulatory approval. As part of our strategy to maximize the value of our pipeline, we may partner with larger pharmaceutical companies to expand and accelerate the development of our programs and explore other indications and therapeutic areas outside of our core focus in immune-mediated diseases.
Financial Overview
We have incurred net losses since our inception. Except from the period from 2020 to 2022, when we conducted commercial operations, our business activities have been primarily limited to developing product candidates, raising capital and performing research and development activities. As of March 31, 2025, we had an accumulated deficit of $739.8 million. We recorded net losses of $8.6 million and $6.2 million for the three months ended March 31, 2025 and 2024, respectively.
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
Business and Macroeconomic Conditions
Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including inflation, interest rates, financial market volatility and uncertainty, the impact of war or military conflict, including the wars in Ukraine and the Middle East, rising tensions between China and Taiwan and the response thereto, public health pandemics, global trade policy volatility and supply chain disruptions. Adverse effects of these large macroeconomic conditions have been prevalent in many of the areas where we, our contract research organizations, suppliers or third-party business partners conduct business and as a result, we have experienced disruptions and may continue to experience more pronounced disruptions in our operations. In addition, financial markets have experienced a period of high volatility due to these macroeconomic factors. The persistence of this volatility may impact our ability to engage in capital market activities and adequately fund our operations. As of the filing date of this Quarterly Report on Form 10-Q, the extent to which these macroeconomic events and conditions may impact our financial condition, results of operations or liquidity is uncertain. The effect of these macroeconomic events and conditions may not be fully reflected in our results of operations and overall financial performance until future periods. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section of our most recent Annual Report on Form 10-K captioned “Risk Factors.”
Development and License Agreements
Agreements with Tay Therapeutics
Evaluation and Option Agreement

In April 2021, we entered into an Evaluation and Option Agreement (the “Option Agreement”) with Tay. Pursuant to the Option Agreement, Tay granted us an exclusive option to obtain certain exclusive worldwide rights to research, develop and commercialize products containing Tay’s BET inhibitor compounds for the treatment of any disease, disorder or condition in humans. Pursuant to the Option Agreement, we agreed to use commercially reasonable efforts to develop and manufacture a product with a pan-BD BET inhibitor as its active ingredient, and Tay agreed to provide a mutually agreed data package and select a new chemical entity development candidate from its Oral BETi Compounds. We paid a $1.0 million non-refundable cash payment to Tay upon execution of the Option Agreement.

Under the terms of the Option Agreement, our option (the “Oral Option”) with respect to the Oral BETi Compounds was to expire on June 30, 2022, but in June 2022, we and Tay entered into a letter agreement to extend the option term to February 28, 2023. In February 2023, we and Tay entered into an additional letter agreement pursuant to which the option term was further extended to April 30, 2023. We exercised the Oral Option for VYN202 on April 28, 2023.

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
We made a $0.5 million cash payment to Tay in 2021 in connection with entering into the Repibresib License Agreement. Pursuant to the Repibresib License Agreement, we agreed to make cash payments to Tay upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States of up to $15.75 million for all indications, of which $1.8 million has been paid or accrued through March 31, 2025. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the Repibresib License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales of licensed products under the Repibresib License Agreement and the VYN202 License Agreement, subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
Pursuant to the Repibresib License Agreement, we were granted a sublicense under certain intellectual property which was licensed to Tay by the University of Dundee (“Dundee”) pursuant to a certain license agreement between Tay and Dundee effective as of July 24, 2020 and amended and restated on October 8, 2021 (the “Head License”). On February 13, 2025, Tay and Dundee entered into an agreement for the termination of the Head License and assignment of such intellectual property from Dundee to Tay. Upon termination of the Head License, the Repibresib License Agreement was accordingly amended to reflect the assignment of the intellectual property to Tay upon its payment in full to Dundee. The amendment did not change any of Tay’s or our rights or obligations under the Repibresib License Agreement, except that any obligations owed by us to Dundee with respect to repibresib are now owed to Tay.
License for Selective BET Inhibitor Program (VYN202)

On April 28, 2023, we exercised the Oral Option and entered into a license agreement (the “VYN202 License Agreement”) with Tay granting us a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s Oral BETi Compounds in all fields. We have the sole responsibility for development, regulatory, marketing and commercialization activities to be conducted for the licensed products at our sole cost and discretion, and shall use commercially reasonable efforts to develop and, if approved, commercialize such products. We may sublicense our rights to a third party without Tay’s consent. Pursuant to the VYN202 License Agreement, a joint development committee consisting of one representative from each party reviews the progress of the development plan for the licensed products.
We made a cash payment of $3.75 million to Tay in connection with entering into the VYN202 License Agreement. Pursuant to the terms of the VYN202 License Agreement, we agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $1.3 million has been paid or accrued through March 31, 2025. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the VYN202 License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales of licensed products under the VYN202 License Agreement and the Repibresib License Agreement, subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

Components of Operating Results
Segment Results

As of December 31, 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company has identified and reports as one operating segment. See "Note 11—Segment Information" for further details.
Revenues
Historically, we have generated revenues under development and license agreements, including royalty payments from sales of Finacea foam. We previously licensed the rights to Finacea to LEO Pharma A/S ("LEO Pharma"). This license was not part of the sale of our commercial business to Journey. For the three months ended March 31, 2025 and 2024, royalty revenues from LEO Pharma in connection with sales of Finacea were $0.2 million and $0.1 million, respectively.
Operating Expenses
Research and Development Expenses
Our research and development expenses primarily relate to the development of repibresib and VYN202. We charge all research and development expenses to operations as they are incurred.
Our total research and development expenses for the three months ended March 31, 2025 and 2024 were $6.1 million and $3.7 million, respectively.
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
General and Administrative Expenses
Our general and administrative expenses for the three months ended March 31, 2025 and 2024 were $3.3 million and $3.8 million, respectively.
Our general and administrative expenses consist principally of:
•employee-related expenses, including salaries, benefits and related expenses, including stock-based compensation expenses;
•professional fees for legal, auditing, tax and other consulting expenses; and
•facility, insurance, information technology, travel and depreciation expenses.
Other Income, net
Other income, net primarily consists of interest earned on our cash, cash equivalents and marketable securities.

Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2024, we had federal and state net operating loss carryforwards of $343.4 million and $53.6 million, respectively, of which $44.3 million will begin to expire in 2031 for federal and $53.6 million will begin to expire in 2040 for state purposes. As of December 31, 2024, we had federal research and development tax credit carryforwards of $7.2 million, which will begin to expire in 2031. We have no state research and development tax credit carryforwards. As of December 31, 2024, we had $299.1 million in federal and state NOLs with no limited period of use. There were no significant updates through March 31, 2025.
NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. State NOLs and tax credit carryforwards may be subject to similar limitations under state laws. We have not completed a Section 382 study through March 31, 2025; however, we may have experienced ownership changes in the past, including in connection with the 2020 merger between Menlo Therapeutics (our predecessor company) and Foamix Pharmaceuticals Ltd. Our private placement transaction in November 2023 also likely resulted in an ownership change for purposes of Section 382. We may experience ownership changes in the future as a result of the subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use the NOL and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2025	2024	$	%
Revenues
Royalty revenues	$202	$98	$104	106.1%
Total revenues	202	98	104	106.1%

Operating expenses:
Research and development	6,124	3,708	2,416	65.2%
General and administrative	3,275	3,770	(495)	(13.1)%
Total operating expenses	9,399	7,478	1,921	25.7%
Operating loss	(9,197)	(7,380)	1,817	24.6%
Other income, net	594	1,139	(545)	(47.8)%
Loss from continuing operations before income taxes	(8,603)	(6,241)	2,362	37.8%
Income tax expense	—	—	—	—%
Loss from continuing operations	(8,603)	(6,241)	2,362	37.8%
Loss from discontinued operations, net of income taxes	(8)	(8)	—	—%
Net loss	$(8,611)	$(6,249)	$2,362	37.8%
Revenues
Revenues totaled $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, consisting of royalty revenue from our royalty agreement with LEO Pharma.

Research and Development Expenses
Our research and development expenses for the three months ended March 31, 2025 were $6.1 million, representing an increase of $2.4 million, or 65.2%, compared to $3.7 million for the three months ended March 31, 2024. The increase was primarily driven by increased expenses of $1.5 million for VYN202, increased expenses of $0.7 million for repibresib, and an increase in employee-related expenses of $0.3 million following the hiring of additional research and development personnel. The $1.5 million increase in expenses for VYN202 was primarily associated with costs incurred in connection with our Phase 1b trial, and the $0.7 million increase in expenses for repibresib was primarily related to clinical trial costs incurred in connection with our ongoing Phase 2b trial of repibresib in subjects with NSV which was initiated in June 2024.
General and Administrative Expenses
Our general and administrative expenses for the three months ended March 31, 2025 were $3.3 million, representing a decrease of approximately $0.5 million, or 13.1%, compared to $3.8 million for the three months ended March 31, 2024. The decrease was primarily driven by a decrease in consulting and professional fees of $0.3 million and a decrease in employee related expenses of $0.2 million.
Other Income, Net
Other income, net for the three months ended March 31, 2025 and 2024 was $0.6 million and $1.1 million, respectively, and was related to interest income earned on cash, cash equivalents and marketable securities.
Loss from Discontinued Operations, Net of Income Taxes
Due to the sale of the MST Franchise during the first quarter of 2022, in accordance with ASC 205, Discontinued Operations, we have classified the results of the MST Franchise as discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. See "Note 4 - Discontinued Operations" in the accompanying unaudited condensed consolidated financial statements.
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

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $50.3 million and an accumulated deficit of $739.8 million. We had no outstanding debt as of March 31, 2025. For the three months ended March 31, 2025, we incurred a net loss of $8.6 million and used $11.5 million of cash in operations. Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period of at least 12 months from the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our sources of funding for both the three months ended March 31, 2025 and 2024 are further evaluated in the cash flow section below. Other than our obligations pursuant to the Tay License Agreements, we have no ongoing material financial commitments that may affect our liquidity over the next five years. See the section titled “Development and License Agreements—Agreements with Tay Therapeutics” for additional discussion of our financial obligations under the Tay License Agreements.

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
For more information as to the risks associated with our future funding needs, see the section of our most recent Annual Report on Form 10-K captioned “Risk Factors.”
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash (used in) / provided by:
Operating activities	$(11,461)	$(7,981)
Investing activities	$19,831	$(3,569)
Financing activities	$(87)	$(5)
Net Cash Used in Operating Activities
During the three months ended March 31, 2025, net cash used in operating activities was $11.5 million and primarily reflected our net loss of $8.6 million adjusted for non-cash stock-based compensation expense of $0.8 million, partially offset by the amortization of premium on marketable securities of $0.3 million. The remainder of the cash used in operations was driven by changes in operating assets and liabilities.
During the three months ended March 31, 2024, net cash used in operating activities was $8.0 million and primarily reflected our net loss of $6.2 million adjusted for non-cash stock-based compensation expense of $1.0 million, partially offset by the amortization of premium or discount on marketable securities of $0.8 million. The remainder of the cash used in operations was driven by the changes in operating assets and liabilities.
Net Cash Provided by (Used In) Investing Activities
During the three months ended March 31, 2025, net cash provided by investing activities was $19.8 million and consisted of $33.6 million of proceeds received from the sale and maturity of marketable securities, partially offset by $13.8 million paid for the purchase of marketable securities.
During the three months ended March 31, 2024, net cash used in investing activities was $3.6 million and consisted of $15.2 million paid for the purchase of marketable securities, partially offset by $11.6 million of proceeds received from the sale and maturity of marketable securities.
Net Cash Used In Financing Activities
During the three months ended March 31, 2025, net cash used in financing activities was $0.1 million and consisted of withholdings related to the exercise of options and issuance of stock for stock-based compensation arrangements.
During the three months ended March 31, 2024, net cash used in financing activities was immaterial.
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 6, 2025. There have been no material changes to these policies for the three months ended March 31, 2025.
Off-Balance Sheet Arrangements
We are not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued and Adopted Accounting Pronouncements
See “Newly issued and recently adopted accounting pronouncements (p)” in "Note 2 - Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of March 31, 2025. Based on such evaluation, those officers have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation or other legal proceedings relating to claims that we consider to be arising from the ordinary course of our business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.
Item 1A. Risk Factors.
Information about our risk factors is contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 6, 2025. As of the date of the issuance of these condensed consolidated financial statements, there have been no material changes in our risk factors from those disclosed in the Annual Report other than as set forth below.

We may encounter delays in enrolling patients and successfully completing clinical trials for our product candidates and may be delayed in, or prevented from, commencing or completing such trials due to factors that are largely beyond our control.

We have in the past experienced and may in the future experience delays in completing clinical trials and in commencing future clinical trials. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure to:

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

Patient enrollment is also a significant factor in the timing of clinical trials, or we may be prevented from completing our clinical trials, and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to available alternatives, including any new drugs or treatments that may be approved for the indications we are investigating.

We may be delayed in commencing or conducting our clinical trials, or we may be prevented from completing our clinical trials, if the FDA, or other applicable regulatory authority, finds deficiencies or requests additional information with respect to our INDs.

For example, the FDA informed us in May 2025 that it placed a clinical hold on our Phase 1b trial for VYN202 following a recent observation of testicular toxicity in dogs from a non-clinical toxicology study with VYN202. We may be required to conduct additional nonclinical studies in order to address the clinical hold, and if unsuccessful, we may be unable to complete the Phase 1b clinical trial of VYN202 or such toxicity would limit the populations and indications for which VYN202 could be developed. These factors could lead to our inability to further develop VYN202. We may also encounter delays if a clinical trial or a clinical trial site is suspended or terminated by us, the IRB of the institutions in which such trials are being conducted, by the trial’s data safety monitoring board, or by the FDA. Such authorities may suspend or terminate one or more of our clinical trials due to a number of factors, including our failure to conduct the clinical trial in accordance with relevant regulatory requirements or clinical protocols, inspection of the clinical trial operations or trial site by the FDA resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

If we experience delays in carrying out or completing any clinical trial of our product candidates, we may be forced to cease developing our product candidates, we may be unable to achieve approval of our product candidates and the commercial prospects of our product candidates may be harmed. In addition, any delays in completing our clinical trials, or inability to complete such trials, will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business and financial condition. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently contract with third party manufacturers for all of our required raw materials, active ingredients and finished products for our preclinical studies and clinical trials for our product candidates. We currently have no plans to establish our own manufacturing capabilities and plan to continue to rely on third-party manufacturers for any future trials of our product candidates. Currently, our active pharmaceutical ingredients (“APIs”) for our product candidates are manufactured in China. We also rely on specialized laboratory equipment, supplies and materials, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs may result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all.

Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2025, we issued an aggregate of 1,048,291 shares of common stock to certain holders of Pre-Funded Warrants upon the exercise of Pre-Funded Warrants pursuant to a net exercise mechanism. Each Pre-Funded Warrant had an exercise price of $0.0001 per share. The issuances of the shares of common stock were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
During the three months ended March 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

Item 6. Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Amended and Restated Certificate of Incorporation.	10-K	3/17/2022	3.1

3.1(b)	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock.	10-Q	11/14/2022	3.1(b)

3.1(c)	Certificate of Elimination	8-K	1/17/2023	3.1

3.1(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	2/10/2023	3.1

3.2	Amended and Restated Bylaws.	10-Q	11/14/2022	3.2

10.1†	Amendment to License Agreement (Topical) dated as of February 12, 2025, by and between Tay Therapeutics Inc. and VYNE Therapeutics Inc.	10-K	03/06/2025	10.19

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.				X

104	The cover page of VYNE Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included within Exhibit 101 attachments).
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
Dated: May 8, 2025

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Tyler Zeronda
Tyler Zeronda Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)