Form 10-Q
period 2025-06-30
VYNE Therapeutics Inc.
filed 2025-08-14
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
Yes  ☐ No  ☒
As of August 7, 2025, there were 25,472,165 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•our ability to find a development and commercialization partner for repibresib;
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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$22,047	$19,926
Investment in marketable securities	17,600	41,590
Prepaid and other current assets	4,696	2,921
Total Current Assets	44,343	64,437
Non-current Assets:
Property and equipment, net	102	113
Operating lease right-of-use assets	32	93
Non-current prepaid expenses and other assets	241	2,262
Total Non-current Assets	375	2,468
Total Assets	$44,718	$66,905

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables	$1,414	$2,707
Accrued expenses	3,578	9,272
Employee related obligations	819	1,428
Operating lease liabilities	25	99
Other current liabilities	—	1,313
Total Current Liabilities	5,836	14,819
Total Liabilities	$5,836	$14,819

Commitments and Contingencies

Stockholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized at June 30, 2025 and December 31, 2024; 19,773,784 and 14,830,013 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2	1
Additional paid-in capital	784,418	783,235
Accumulated other comprehensive (loss) income	(2)	20
Accumulated deficit	(745,536)	(731,170)
Total Stockholders' Equity	38,882	52,086
Total Liabilities and Stockholders’ Equity	$44,718	$66,905
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(U.S. dollars and share data in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Royalty revenues	$69	$198	$271	$296
Total revenues	69	198	271	296

Operating expenses:
Research and development	4,881	7,306	11,004	11,014
General and administrative	2,730	3,288	6,005	7,058
Total operating expenses	7,611	10,594	17,009	18,072
Operating loss	(7,542)	(10,396)	(16,738)	(17,776)
Other income, net	1,795	1,001	2,388	2,140
Loss from continuing operations before income taxes	(5,747)	(9,395)	(14,350)	(15,636)
Income tax expense	—	—	—	—
Loss from continuing operations	(5,747)	(9,395)	(14,350)	(15,636)
Loss from discontinued operations, net of income taxes	(8)	(11)	(16)	(19)
Net loss	$(5,755)	$(9,406)	$(14,366)	$(15,655)

Loss per share from continuing operations, basic and diluted	$(0.13)	$(0.22)	$(0.34)	$(0.37)
Loss per share from discontinued operations, basic and diluted	$—	$—	$—	$—
Loss per share, basic and diluted	$(0.13)	$(0.22)	$(0.34)	$(0.37)

Weighted average shares outstanding - basic and diluted	42,759	42,586	42,716	42,584

Other comprehensive loss:
Unrealized (losses) gains on marketable securities, net of tax of $0	(2)	12	(22)	(84)
Total other comprehensive (loss) gain	(2)	12	(22)	(84)
Comprehensive loss	$(5,757)	$(9,394)	$(14,388)	$(15,739)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders' Equity
	Number of Shares	Amount	Amount
BALANCE AT JANUARY 1, 2024	14,098,888	$1	$780,044	$26	$(691,336)	$88,735
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	(15,655)	(15,655)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee stock purchase plan	10,686	—	3	—	—	3
Stock-based compensation	—	—	1,870	—	—	1,870
Cashless exercise of pre-funded warrants	426,550	—	—	—	—	—
Unrealized losses from marketable securities	—	—	—	(84)	—	(84)
BALANCE AT JUNE 30, 2024	14,536,124	$1	$781,917	$(58)	$(706,991)	$74,869

BALANCE AT JANUARY 1, 2025	14,830,013	$1	$783,235	$20	$(731,170)	$52,086
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	(14,366)	(14,366)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee stock purchase plan	130,160	—	(109)	—	—	(109)
Stock-based compensation	—	—	1,292	—	—	1,292
Cashless exercise of pre-funded warrants	4,813,611	1	—	—	—	1
Unrealized losses from marketable securities	—	—	—	(22)	—	(22)
BALANCE AT JUNE 30, 2025	19,773,784	$2	$784,418	$(2)	$(745,536)	$38,882
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders' Equity
	Number of Shares	Amount	Amount
BALANCE AT APRIL 1, 2024	14,301,688	$1	$781,024	$(70)	$(697,585)	$83,370
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	(9,406)	(9,406)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee stock purchase plan	7,877	—	8	—	—	8
Stock-based compensation	—	—	885	—	—	885
Cashless exercise of pre-funded warrants	226,559	—	—	—	—	—
Unrealized gains from marketable securities	—	—	—	12	—	12
BALANCE AT JUNE 30, 2024	14,536,124	$1	$781,917	$(58)	$(706,991)	$74,869

BALANCE AT APRIL 1, 2025	15,959,488	$2	$783,911	$—	$(739,781)	$44,132
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	(5,755)	(5,755)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee stock purchase plan	48,976	—	(22)	—	—	(22)
Stock-based compensation	—	—	529	—	—	529
Cashless exercise of pre-funded warrants	3,765,320	—	—	—	—	—
Unrealized losses from marketable securities	—	—	—	(2)	—	(2)
BALANCE AT JUNE 30, 2025	19,773,784	$2	$784,418	$(2)	$(745,536)	$38,882
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(14,366)	$(15,655)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	12	—
Stock-based compensation	1,292	1,870
Amortization of premium or discount on marketable securities	(538)	(1,393)
Unrealized losses on cash equivalents	—	(1)
Changes in operating assets and liabilities:
Trade receivables, prepaid expenses and other assets and operating lease right-of-use assets	306	(4,124)
Trade payables, accrued expenses, employee related obligations and other long-term liabilities	(8,896)	2,909
Operating lease liabilities	(74)	(69)
Net cash used in operating activities	(22,264)	(16,463)
Cash Flows From Investing Activities:
Proceeds from sale and maturity of marketable securities	47,850	37,500
Purchases of marketable securities	(23,344)	(22,049)
Net cash provided by investing activities	24,506	15,451
Cash Flows From Financing Activities:
Withholdings from exercise of options and issuance of shares for stock-based compensation arrangements, net	(121)	(7)
Net cash used in financing activities	(121)	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	2,121	(1,019)
Cash, cash equivalents and restricted cash at beginning of the period	19,926	30,674
Cash, cash equivalents and restricted cash at end of the period	$22,047	$29,655

Cash and cash equivalents	22,047	29,609
Restricted cash	—	46
Total cash, cash equivalents and restricted cash	$22,047	$29,655

Supplementary information on investing and financing activities not involving cash flows:
Issuance of vested shares under employee stock purchase plan	$13	$11
Cashless exercise of pre-funded warrants	$1	$—
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

VYNE is developing VYN202, an oral, small molecule BD2-selective BET inhibitor. VYN202 has been designed to achieve potential class-leading potency and selectivity for BD2 vs. BD1. By maximizing BD2 selectivity, the Company believes VYN202 has the potential to be a potent oral immunomodulator option for both acute control and chronic management of immune-mediated inflammatory conditions, without the hematologic and gastrointestinal adverse effects associated with earlier generation systemic pan-BD BET inhibitors that were being developed in oncologic settings. The Company has completed a Phase 1a single ascending dose/multiple ascending dose ("SAD/MAD") trial of VYN202 in healthy volunteers and announced positive data from this trial in December 2024. The Company initiated a Phase 1b trial in February 2025 in adult subjects with moderate-to-severe plaque psoriasis.

In April 2025, the U.S. Food and Drug Administration (FDA) verbally placed a clinical hold on the Company’s Phase 1b trial evaluating VYN202 in subjects with moderate-to-severe plaque psoriasis following an observation of testicular toxicity in dogs from a non-clinical toxicology study of VYN202. In June 2025, the FDA lifted the clinical hold for two doses of VYN202 for female subjects. Further, the FDA has indicated that sufficient data from a 12-week non-clinical toxicology study of VYN202 in dogs would be required in order to resume studies in male clinical subjects. The design of this toxicology study has been agreed upon with the FDA and the Company intends to initiate the repeat non-clinical toxicology study of VYN202 in dogs to remedy the partial hold in male clinical subjects. There were no serious adverse events observed in subjects that were enrolled in the Phase 1b trial. Following the clinical hold, the Company made the decision to unblind the clinical data from the seven subjects who were enrolled in the trial and announced promising preliminary results as described below.

Following the clinical hold, the Company unblinded the clinical data from the seven subjects who were enrolled in the trial (VYN202 treated: n=6 across 0.25 mg, 0.5 mg and 1 mg doses; placebo treated: n=1). All subjects treated with VYN202 had an improvement in signs and symptoms of disease, while the subject who received placebo did not. In addition, the subjects who received VYN202 for greater than one week showed reductions in serum cytokine levels involved in the pathogenesis of plaque psoriasis, while there was no change in this biomarker level for the subject receiving placebo. Two subjects who enrolled in the trial also co-presented with psoriatic arthritis. The subject on VYN202 reported improvements in joint pain and showed a corresponding reduction in serum c-reactive protein levels, a biomarker associated with psoriatic arthritis and other rheumatic diseases, while the subject on placebo showed no joint pain improvement or biomarker reduction.

Based on this data, together with promising results from multiple preclinical models, VYNE terminated the Phase 1b psoriasis trial in support of continued advancement of VYN202 into other serious, immune-mediated diseases with more limited effective treatment options.

Until July 2025, the Company's lead product was repibresib gel (also known as VYN201), a topically administered, small molecule pan-bromodomain (“BD”) BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. In preclinical testing, repibresib produced consistent reductions in pro-inflammatory and disease-related biomarkers and improvements in disease severity across a variety of inflammatory and fibrotic preclinical models. The Company announced positive results from a Phase 1b trial evaluating repibresib in nonsegmental vitiligo in October 2023 and initiated a Phase 2b trial in nonsegmental vitiligo in June 2024. The trial evaluated 177 subjects (mITT population). In July 2025, the Company announced that the trial did not meet its primary endpoint of the proportion of subjects achieving an improvement in Facial Vitiligo Area Scoring Index of at least 50% from baseline (“F-VASI50”) at week 24 compared to vehicle. The trial also missed a key secondary endpoint of F-VASI75. However, the trial showed a nominally statistically significant treatment effect for the highest dose cohort in a key secondary endpoint, percent change-from-baseline (“CFB”) in F-VASI score at week 24 compared to vehicle (Repibresib 3%: -43.6% vs.

Vehicle: -25.6%), and an exploratory endpoint of percent CFB in Total Vitiligo Area Scoring Index score at week 24 compared to vehicle (Repibresib 3%: -28.3% vs. Vehicle: -16.2%). Based on these data, the Company has discontinued the ongoing extension phase of the trial and has terminated the trial. Repibresib gel covered by patents providing composition of matter patent exclusivity into at least 2042 in the United States and into at least 2040 in Europe, Japan and other large global pharmaceutical markets. The Company is seeking an external partner for continued development of repibresib gel. The Company has also implemented cost reductions to extend its cash runway.

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
Liquidity and Capital Resources

As of June 30, 2025, the Company had cash, cash equivalents and marketable securities of $39.6 million and an accumulated deficit of $745.5 million. The Company had no outstanding debt as of June 30, 2025. For the six months ended June 30, 2025, the Company incurred a net loss of $14.4 million and used $22.3 million of cash in operations.

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

The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025.
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
Royalty Revenues and Collaboration Agreements
The Company is entitled to royalty payments with respect to sales of Finacea foam. The Company previously licensed the rights to Finacea foam to LEO Pharma A/S ("LEO Pharma"). Finacea foam was not part of the MST Franchise that was sold in January 2022. Royalties are recognized as revenue when the product is sold by LEO Pharma. For the three months ended June 30, 2025 and 2024, royalty revenues were $0.1 million and $0.2 million, respectively. For both the six months ended June 30, 2025 and 2024, royalty revenues were $0.3 million.
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

Provisions for distribution fees, trade discounts and chargebacks related to the sales of AMZEEQ and ZILXI are reflected as a reduction to trade receivables, net on the unaudited condensed consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the unaudited condensed consolidated balance sheet. The revenue reserve liability was $0.6 million and $2.1 million for the periods ended June 30, 2025 and December 31, 2024, respectively. Under the terms of the Asset Purchase Agreement, the Company retained and is responsible for historical liabilities of the commercial business operations based on events occurring prior to the sale other than those liabilities expressly assumed by Journey.
Contract Assets and Contract Liabilities

The Company did not have any contract assets (unbilled receivables) related to product sales as of June 30, 2025 or December 31, 2024, as customer invoicing generally occurred before or at the time of revenue recognition. Similarly, the Company did not have any contract assets (unbilled receivables) related to its royalty revenues as of June 30, 2025 or December 31, 2024.

The Company did not have any contract liabilities as of June 30, 2025 or December 31, 2024, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.

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
l.Income taxes
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

The Company’s net operating loss ("NOL") carryforwards are subject to annual limitations imposed by Section 382 of the Internal Revenue Code. The Company completed a Section 382 study through March 31, 2025, identifying ownership changes in connection with the 2020 merger between Menlo Therapeutics (the Company's predecessor company) and Foamix Pharmaceuticals Ltd. and with the private placement transaction in November 2023. These ownership changes resulted in federal NOLs expected to expire unutilized.
m.Net loss per share
Net loss per share, basic and diluted, is computed on the basis of the net loss from continuing operations for the period divided by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is based upon the weighted average number of shares of common stock and of common stock equivalents outstanding when dilutive. The Company has issued pre-funded warrants to purchase the Company’s common stock (the "Pre-Funded Warrants"), which do not expire until they are exercised in full (see “Note 8 - Stockholders' Equity”). Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified Pre-Funded Warrants were immediately exercisable for little or no cash consideration, due to the non-substantive exercise price, all of the necessary conditions for issuance of the underlying shares of common stock had been met when the Pre-Funded Warrants were issued. Therefore, the underlying shares of common stock should be included in the denominator for both the calculation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2025 and 2024.
The following stock options, restricted stock units (“RSUs”) and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (data presented as number of shares):

	June 30,
(in numbers of shares)	2025	2024
Outstanding stock options and RSUs	3,593,154	2,206,595
Warrants	27,509	27,509
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
o.Employee Retention Tax Credit
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing numerous tax provisions and other stimulus measures, including employee retention tax credits (“ERTC”). The ERTC was a refundable tax credit against certain employment taxes for qualifying businesses retaining employees on their payroll during the COVID-19 pandemic and allowed eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they paid to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. During 2022, the Company filed returns with the Internal Revenue Service ("IRS") and claimed credits totaling $1.3 million. During the first quarter of 2023, the Company received the full $1.3 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company has accounted for the ERTC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The IRS examination of the ERTC filings was closed in April 2025. As a result, $1.3 million of other income was recognized on the condensed consolidated statement of operations and comprehensive loss for both the three and six months ended June 30, 2025, in conjunction with the expiration of the statute of limitations associated with the previously accrued amount.

p.Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations and comprehensive loss. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income, net in the statements of operations and comprehensive loss. As of June 30, 2025 and December 31, 2024, all of the Company's outstanding warrants were equity-classified warrants.
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

The Company made a $0.5 million cash payment to Tay in connection with entering into the Repibresib License Agreement. Pursuant to the Repibresib License Agreement, the Company has agreed to make cash payments to Tay of up to $15.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States for all indications, of which $1.8 million has been paid or accrued through June 30, 2025. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products the Company commercializes under the Repibresib License Agreement, the Company will pay tiered royalties to Tay on net sales of such licensed products by the Company, its affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. The Company is obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

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

The Company made a cash payment of $3.75 million, after deducting the $250,000 paid in February 2023, to Tay in connection with entering into the VYN202 License Agreement. This payment was recorded as a research and development expense in the period paid. Pursuant to the terms of the VYN202 License Agreement, the Company agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $1.3 million has been paid or accrued through June 30, 2025. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products the Company commercializes under the VYN202 License Agreement, the Company will pay tiered royalties to Tay on net sales of such licensed products by the Company, its affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. The Company is obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

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
For the three months ended June 30, 2025 and 2024, the loss from discontinued operations, net of income taxes was $8 thousand and $11 thousand, respectively. For the six months ended June 30, 2025 and 2024, the loss from discontinued operations, net of income taxes was $16 thousand and $19 thousand, respectively. In all periods presented, the loss from discontinued operations, net of income taxes consisted solely of general and administrative expenses.
There were no non-cash items related to discontinued operations for the six months ended June 30, 2025 and 2024.
The milestone payments for sales of ZILXI, AMZEEQ and FCD105 represent contingent consideration. Contingent consideration has been accounted for as a gain contingency in accordance with ASC 450, Contingencies, and will be recognized in earnings in the period when realizable.
NOTE 5 – FAIR VALUE MEASUREMENTS
The Company’s financial assets that are measured at fair value as of June 30, 2025 and December 31, 2024 are classified in the tables below in one of the three categories described in “Fair value measurement (k)” in "Note 2 - Significant Accounting Policies” above:

	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$21,450	$597	$—	$22,047
Marketable securities	—	17,600	—	17,600
Total assets	$21,450	$18,197	$—	$39,647

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19,926	$—	$—	$19,926
Marketable securities	—	41,590	—	41,590
Total assets	$19,926	$41,590	$—	$61,516

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
NOTE 6 – MARKETABLE SECURITIES
As of June 30, 2025, marketable securities consisted of U.S. Treasury bills. As of December 31, 2024, marketable securities consisted of U.S. Government and agency debt securities as well as U.S. Treasury bills.
The following table sets forth the Company’s marketable securities:

	June 30,	December 31,
(in thousands)	2025	2024
U.S. Government and agency debt securities	$—	$10,572
U.S. Treasury bills	17,600	31,018
Total	$17,600	$41,590
As of June 30, 2025 and December 31, 2024, the amortized cost, gross unrealized gains, gross unrealized losses and fair value were as follows:

	June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Treasury bills	$17,602	$—	$(2)	$17,600
Total	$17,602	$—	$(2)	$17,600

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government and agency debt securities	$10,568	$4	$—	$10,572
U.S. Treasury bills	31,002	16	—	31,018
Total	$41,570	$20	$—	$41,590
As of June 30, 2025, there were $17.6 million of marketable securities, which were in an unrealized loss position. As of December 31, 2024, there were $41.6 million of the marketable securities, which were in an unrealized gain position. The Company determined that unrealized gains and losses on marketable securities were primarily due to interest rate changes. No allowance for credit losses related to any of these marketable securities was recorded for the periods ended June 30, 2025 and December 31, 2024. All maturities are less than 12 months.

NOTE 7 - PROPERTY AND EQUIPMENT
The following table sets forth the Company's property and equipment, net as of June 30, 2025:

	June 30,	December 31,
(in thousands)	2025	2024
Office equipment	$117	$117
Property and equipment	117	117
Less: Accumulated depreciation	(15)	(4)
Property and equipment, net	$102	$113

Depreciation expense totaled $6 thousand and $12 thousand for the three and six months ended June 30, 2025, respectively. There was no depreciation expense for the three and six months ended June 30, 2024. Depreciation expense is included within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.
NOTE 8 – STOCKHOLDERS' EQUITY
Preferred stock
As of June 30, 2025, the Company's Amended and Restated Certificate of Incorporation (as amended, the "Certificate of Incorporation") authorized the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of June 30, 2025 and December 31, 2024.
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
On March 1, 2024, the Company entered into a sales agreement (the “Cowen Sales Agreement”) with Cowen and Company, LLC as sales agent (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company's common stock through Cowen in an at-the-market offering having an aggregate offering price up to $50.0 million. Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold under the Cowen Sales Agreement. The Company did not sell any shares of common stock under the Cowen Sales Agreement during the six months ended June 30, 2025 and 2024.
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
For the year ended December 31, 2024, 639,854 of Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. During the six months ended June 30, 2025, 4,813,940 of Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. As of June 30, 2025, 23,028,800 Pre-Funded Warrants remained outstanding.

Other Warrants
As of June 30, 2025 and December 31, 2024, the Company had warrants to purchase an aggregate of 27,509 shares of the Company’s common stock outstanding, with an exercise price of $8.40, and an expiration date of July 29, 2026. These warrants were issued by Foamix Pharmaceuticals Ltd. in connection with a financing in July 2019 and were subsequently assumed by the Company in connection with the Merger (as defined below). Pursuant to the warrant certificate, the exercise price of the warrant will be proportionally adjusted in the event that the Company issues common stock at a price per share less than the exercise price (the "Down Round Feature"). In the event that the Down Round Feature is triggered, the Company must calculate the difference between the warrants’ fair value, using the Black-Scholes-Merton option-pricing model, before and after the Down Round Feature was triggered using the original exercise price and the new exercise price. The exercise price will continue to be adjusted in the event the Company issues additional shares of common stock below the then-current exercise price, in accordance with the terms of the warrants.
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
NOTE 9 – STOCK-BASED COMPENSATION
2023 Equity Incentive Plan:
The Company maintains the 2023 Equity Incentive Plan (the "2023 Plan") and previously maintained the 2019 Equity Incentive Plan (the “2019 Plan”) and 2018 Omnibus Incentive Plan (the "2018 Plan"). Following stockholder approval in December 2023, any shares then available for future grant under the 2019 Plan and 2018 Plan were allocated to the 2023 Plan and no further grants could be made under the 2018 Plan and the 2019 Plan. In December 2024, stockholders approved a proposal to amend the 2023 Plan to increase shares available for grant under the 2023 Plan by 1,520,000 shares. As of June 30, 2025, 102,453 shares remained issuable under the 2023 Plan.
2024 Inducement Plan:

On February 28, 2024, the Board approved the Company's 2024 Inducement Plan (the "Inducement Plan"). Pursuant to the Inducement Plan and Nasdaq Listing Rule 5635(c)(4), the Company is permitted to grant equity awards as an inducement material to an individual's entering into employment with the Company, subject to certain conditions ("Inducement Grants"). In November 2024, the Board reduced the number of shares available to be issued under the Inducement Plan to one share. In May 2025, 100,000 shares were returned to the Inducement Plan as a result of forfeited equity awards. As of June 30, 2025, there were 100,001 shares available for future Inducement Grants, which includes shares underlying Inducement Grants that were forfeited.
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
As of June 30, 2025, 70,926 shares remained available for grant under the ESPP.
For the six months ended June 30, 2025 and 2024, 16,196 and 5,285 shares were purchased by employees pursuant to the ESPP, respectively.
Options granted to employees and directors:
For the six months ended June 30, 2025, the Company granted options to employees and directors as follows:

	Six Months Ended June 30, 2025
	Award amount in shares	Exercise price range	Vesting period	Expiration
Options	1,582,500	$1.80 - $2.77	4 years	10 years
During the six months ended June 30, 2025, the fair value of options granted to employees and directors was $3.6 million.
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
The underlying data used for computing the fair value of the options are as follows:

Six Months Ended June 30,
2025
Exercise price	$1.80 - $2.77
Dividend yield	—%
Expected volatility	101.91% - 104.79%
Risk-free interest rate	4.29% - 4.58%
Expected term	6 years
Stock-based compensation expenses:
The following table illustrates the effect of stock-based compensation on the line items on the unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$61	$133	$187	$296
General and administrative	468	752	1,105	1,574
Total	$529	$885	$1,292	$1,870
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Litigation and contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of June 30, 2025, there were no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.
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
The following table presents segment revenue and significant expenses regularly reviewed by the CODM for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Royalty revenues	$69	$198	$271	$296
Operating expenses
Research and development:
Repibresib (VYN201)	2,464	4,529	5,041	6,426
VYN202	1,667	1,895	4,184	2,901
Other segment items*	750	882	1,779	1,687
General and administrative	2,730	3,288	6,005	7,058
Total operating expenses	7,611	10,594	17,009	18,072
Operating loss	(7,542)	(10,396)	(16,738)	(17,776)
Other income, net	1,795	1,001	2,388	2,140
Loss from continuing operations before income taxes	(5,747)	(9,395)	(14,350)	(15,636)
Income tax expense	—	—	—	—
Loss from continuing operations	(5,747)	(9,395)	(14,350)	(15,636)
Loss from discontinued operations, net of income taxes	(8)	(11)	(16)	(19)
Net loss	$(5,755)	$(9,406)	$(14,366)	$(15,655)
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

NOTE 12 - SUBSEQUENT EVENTS
One Big Beautiful Bill Act ("OBBBA")

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"), which makes comprehensive revisions to federal corporate income tax provisions, including those related to research and development expense treatment, full expensing of business assets, interest deduction limitations, and international tax regimes such as global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII"), and controlled foreign corporation ("CFC") look-through rules.

As the legislation was enacted after the June 30, 2025 balance sheet date, its effects were not reflected in the Company's income tax provision for the three and six months ended June 30, 2025. The Company is currently evaluating the potential impact of the new law on its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2025 and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. In this Quarterly Report on Form 10-Q, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to VYNE Therapeutics Inc.
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
We are developing VYN202, an oral, small molecule BD2-selective BET inhibitor. VYN202 has been designed to achieve potential class-leading potency and selectivity for BD2 vs. BD1. By maximizing BD2 selectivity, we believe VYN202 has the potential to be a potent oral immunomodulator option for both acute control and chronic management of immune-mediated inflammatory conditions, without the hematologic and gastrointestinal adverse effects associated with earlier generation systemic pan-BD BET inhibitors that were being developed in oncologic settings. We have completed a Phase 1a single ascending dose/multiple ascending dose ("SAD/MAD") trial of VYN202 in healthy volunteers and announced positive data from this trial in December 2024. We initiated a Phase 1b trial in February 2025 in adult subjects with moderate-to-severe plaque psoriasis.

In April 2025, the U.S. Food and Drug Administration ("FDA") verbally placed a clinical hold on our Phase 1b trial evaluating VYN202 in subjects with moderate-to-severe plaque psoriasis following an observation of testicular toxicity in dogs from a non-clinical toxicology study of VYN202. In June 2025, the FDA lifted the clinical hold for two doses of VYN202 for female subjects. Further, the FDA has indicated that sufficient data from a 12-week non-clinical toxicology study of VYN202 in dogs would be required in order to resume studies in male clinical subjects. The design of this toxicology study has been agreed upon with the FDA and we intend to initiate the repeat non-clinical toxicology study of VYN202 in dogs to remedy the partial hold in male clinical subjects. There were no serious adverse events observed in subjects that were enrolled in the Phase 1b trial. Following the clinical hold, we made the decision to unblind the clinical data from the seven subjects who were enrolled in the trial and announced promising preliminary results as described below.

Following the clinical hold, we unblinded the clinical data from the seven subjects who were enrolled in the trial (VYN202 treated: n=6 across 0.25 mg, 0.5 mg and 1 mg doses; placebo treated: n=1). All subjects treated with VYN202 had an improvement in signs and symptoms of disease, while the subject who received placebo did not. In addition, the subjects who received VYN202 for greater than one week showed reductions in serum cytokine levels involved in the pathogenesis of plaque psoriasis, while there was no change in this biomarker level for the subject receiving placebo. Two subjects who enrolled in the trial also co-presented with psoriatic arthritis. The subject on VYN202 reported improvements in joint pain and showed a corresponding reduction in serum c-reactive protein levels, a biomarker associated with psoriatic arthritis and other rheumatic diseases, while the subject on placebo showed no joint pain improvement or biomarker reduction.

Based on this data, together with promising results from multiple preclinical models, we terminated the Phase 1b psoriasis trial in support of continued advancement of VYN202 into other serious, immune-mediated diseases with more limited effective treatment options.

We have also evaluated VYN202 in preclinical studies in areas such as nephrology, pulmonology, rheumatology and myeloproliferative neoplasms, among others. The preclinical and translational data obtained support the potential of VYN202 as a potent, disease-modifying therapy for the treatment of serious, immune-mediated diseases and hematological cancers with limited effective treatment options. We are determining the best path forward for the VYN202 program. In conjunction, we have implemented cost reductions that are expected to extend its cash runway into the first half of 2027.

Until July 2025, our lead product was repibresib gel (also known as VYN201), a topically administered, small molecule pan-bromodomain (“BD”) BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. In preclinical testing, repibresib produced consistent reductions in pro-inflammatory and disease-related biomarkers and improvements in disease severity across a variety of inflammatory and fibrotic preclinical models. We announced positive results from a Phase 1b trial evaluating repibresib in nonsegmental vitiligo in October 2023 and initiated a Phase 2b trial in nonsegmental vitiligo in June 2024. The trial evaluated 177 subjects (mITT population). In July 2025, we announced that the trial did not meet its primary endpoint of the proportion of subjects achieving an improvement in Facial Vitiligo Area Scoring Index of at least 50% from baseline (“F-VASI50”) at week 24 compared to vehicle. The trial also missed a key secondary endpoint of F-VASI75. However, the trial showed a nominally statistically significant treatment effect for the highest dose cohort in a key secondary endpoint, percent change-from-baseline (“CFB”) in F-VASI score at week 24 compared to vehicle (Repibresib 3%: -43.6% vs. Vehicle: -25.6%), and an exploratory endpoint of percent CFB in Total Vitiligo Area Scoring Index score at week 24 compared to vehicle (Repibresib 3%: -28.3% vs. Vehicle: -16.2%). Based on these data, we discontinued the ongoing extension phase of the trial and has terminated the trial. Repibresib gel covered by patents providing composition of matter patent exclusivity into at least 2042 in the United States and into at least 2040 in Europe, Japan and other large global pharmaceutical markets. We are currently seeking an external partner for continued development of repibresib gel.

Financial Overview
We have incurred net losses since our inception. Except from the period from 2020 to 2022, when we conducted commercial operations, our business activities have been primarily limited to developing product candidates, raising capital and performing research and development activities. As of June 30, 2025, we had an accumulated deficit of $745.5 million. We recorded net losses of $14.4 million and $15.7 million for the six months ended June 30, 2025 and 2024, respectively.
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
Business and Macroeconomic Conditions
Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including inflation, interest rates, financial market volatility and uncertainty, the impact of war or military conflict, including the wars in Ukraine and the Middle East, rising tensions between China and Taiwan and the response thereto, public health pandemics, global trade policy volatility, such as tariffs, and supply chain disruptions. Adverse effects of these large macroeconomic conditions have been prevalent in many of the areas where we, our contract research organizations, suppliers or third-party business partners conduct business and as a result, we have experienced disruptions and may continue to experience more pronounced disruptions in our operations. In addition, financial markets have experienced a period of high volatility due to these macroeconomic factors. The persistence of this volatility may impact our ability to engage in capital market activities and adequately fund our operations. As of the filing date of this Quarterly Report on Form 10-Q, the extent to which these macroeconomic events and conditions may impact our financial condition, results of operations or liquidity is uncertain. The effect of these macroeconomic events and conditions may not be fully reflected in our results of operations and overall financial performance until future periods. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section of our most recent Annual Report on Form 10-K captioned “Risk Factors.”
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
We made a $0.5 million cash payment to Tay in 2021 in connection with entering into the Repibresib License Agreement. Pursuant to the Repibresib License Agreement, we agreed to make cash payments to Tay upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States of up to $15.75 million for all indications, of which $1.8 million has been paid or accrued through June 30, 2025. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the Repibresib License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales of licensed products under the Repibresib License Agreement and the VYN202 License Agreement, subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
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
We made a cash payment of $3.75 million to Tay in connection with entering into the VYN202 License Agreement. Pursuant to the terms of the VYN202 License Agreement, we agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $1.3 million has been paid or accrued through June 30, 2025. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the VYN202 License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales of licensed products under the VYN202 License Agreement and the Repibresib License Agreement, subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

Components of Operating Results
Segment Results

As of December 31, 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company has identified and reports as one operating segment. See "Note 11—Segment Information" for further details.
Revenues
Historically, we have generated revenues under development and license agreements, including royalty payments from sales of Finacea foam. We previously licensed the rights to Finacea to LEO Pharma A/S ("LEO Pharma"). This license was not part of the sale of our commercial business to Journey. For the three months ended June 30, 2025 and 2024, royalty revenues from LEO Pharma in connection with sales of Finacea were $0.1 million and $0.2 million, respectively. For both the six months ended June 30, 2025 and 2024, royalty revenues from LEO Pharma in connection with sales of Finacea were $0.3 million.
Operating Expenses
Research and Development Expenses
Our research and development expenses primarily relate to the development of repibresib and VYN202. We charge all research and development expenses to operations as they are incurred.
Our research and development expenses for the three months ended June 30, 2025 and 2024 were $4.9 million and $7.3 million, respectively. Total research and development expenses for both the six months ended June 30, 2025 and 2024 were $11.0 million.
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
General and Administrative Expenses
Our general and administrative expenses for the three months ended June 30, 2025 and 2024 were $2.7 million and $3.3 million, respectively. Total general and administrative expenses for the six months ended June 30, 2025 and 2024 were $6.0 million and $7.1 million, respectively.
Our general and administrative expenses consist principally of:
•employee-related expenses, including salaries, benefits and related expenses, including stock-based compensation expenses;
•professional fees for legal, auditing, tax and other consulting expenses; and
•facility, insurance, information technology, travel and depreciation expenses.
Other Income, net
Other income, net primarily consists of amounts recognized for the settlement of the ERTC and interest earned on our cash, cash equivalents, and marketable securities.

Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2024, we had federal and state net operating loss carryforwards of $343.4 million and $53.6 million, respectively, of which $44.3 million will begin to expire in 2031 for federal and $53.6 million will begin to expire in 2040 for state purposes. As of December 31, 2024, we had federal research and development tax credit carryforwards of $7.2 million, which will begin to expire in 2031. We have no state research and development tax credit carryforwards. As of December 31, 2024, we had $299.1 million in federal and state NOLs with no limited period of use. Other than the federal NOLs expected to expire unutilized as noted below, there were no significant updates through June 30, 2025.
NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. State NOLs and tax credit carryforwards may be subject to similar limitations under state laws. We have not completed a Section 382 study through June 30, 2025; however, we have completed a 382 study through March 31, 2025, and we noted that the Company experienced ownership changes in connection with the 2020 merger between Menlo Therapeutics (our predecessor company) and Foamix Pharmaceuticals Ltd. and with our private placement transaction in November 2023. As a result of the ownership changes, $40.2 million of federal NOLs are expected to expire unutilized. We may experience ownership changes in the future as a result of the subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use the NOL and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2025	2024	$	%
Revenues
Royalty revenues	$69	$198	$(129)	(65.2)%
Total revenues	69	198	(129)	(65.2)%

Operating expenses:
Research and development	4,881	7,306	(2,425)	(33.2)%
General and administrative	2,730	3,288	(558)	(17.0)%
Total operating expenses	7,611	10,594	(2,983)	(28.2)%
Operating loss	(7,542)	(10,396)	(2,854)	(27.5)%
Other income, net	1,795	1,001	794	79.3%
Loss from continuing operations before income taxes	(5,747)	(9,395)	(3,648)	(38.8)%
Income tax expense	—	—	—	—%
Loss from continuing operations	(5,747)	(9,395)	(3,648)	(38.8)%
Loss from discontinued operations, net of income taxes	(8)	(11)	(3)	(27.3)%
Net loss	$(5,755)	$(9,406)	$(3,651)	(38.8)%
Revenues
Revenues totaled $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, consisting of royalty revenue from our royalty agreement with LEO Pharma.

Research and Development Expenses
Our research and development expenses for the three months ended June 30, 2025 were $4.9 million, representing a decrease of $2.4 million, or 33.2%, compared to $7.3 million for the three months ended June 30, 2024. The decrease was primarily driven by decreased expenses for repibresib and VYN202 of $2.1 million and $0.2 million, respectively. The $2.1 million decrease in expenses for repibresib was primarily driven by the timing of expenses for the Phase 2b trial in nonsegmental vitiligo, including a $1.0 million milestone payment due to Tay under the License Agreement upon the initiation of the trial in June 2024. The $0.2 million decrease in expenses for VYN202 was primarily driven by the timing of expenses for Phase 1 trials evaluating VYN202, including a $1.0 million milestone payment due to Tay under the License Agreement upon the initiation of the Phase 1a healthy volunteer trial in June 2024, partially offset by increased expenses in the second quarter of 2025 for the Phase 1b trial evaluating VYN202 in moderate-to-severe plaque psoriasis subjects.
General and Administrative Expenses
Our general and administrative expenses for the three months ended June 30, 2025 were $2.7 million, representing a decrease of approximately $0.6 million, or 17.0%, compared to $3.3 million for the three months ended June 30, 2024. The decrease was primarily driven by a decrease in employee related expenses of $0.3 million and consulting and professional fees of $0.2 million.
Other Income, Net
Other income, net for the three months ended June 30, 2025 was $1.8 million, representing an increase of approximately $0.8 million, or 79.3% compared to $1.0 million for the three months ended June 30, 2024. The increase was primarily due to the recognition of $1.3 million in income related to the closure of the IRS examination period of the Company's ERTC filings, offset by decreased interest income earned on cash, cash equivalents and marketable securities compared to prior year.
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

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2025	2024	$	%
Revenues
Royalty revenues	$271	$296	$(25)	(8.4)%
Total revenues	271	296	(25)	(8.4)%

Operating expenses:
Research and development	11,004	11,014	(10)	(0.1)%
General and administrative	6,005	7,058	(1,053)	(14.9)%
Total operating expenses	17,009	18,072	(1,063)	(5.9)%
Operating loss	(16,738)	(17,776)	(1,038)	(5.8)%
Other income, net	2,388	2,140	248	11.6%
Loss from continuing operations before income taxes	(14,350)	(15,636)	(1,286)	(8.2)%
Income tax expense	—	—	—	—%
Loss from continuing operations	(14,350)	(15,636)	(1,286)	(8.2)%
Loss from discontinued operations, net of income taxes	(16)	(19)	(3)	(15.8)%
Net loss	$(14,366)	$(15,655)	$(1,289)	(8.2)%
Revenues
Revenues totaled $0.3 million for both the six months ended June 30, 2025 and 2024 consisting of royalty revenue from our royalty agreement with LEO Pharma.
Research and Development Expenses
Our research and development expenses for both the six months ended June 30, 2025 and 2024 were $11.0 million, representing a decrease of $10.0 thousand, or 0.1%. The decrease was primarily driven by decreased expenses of $1.4 million for repibresib, partially offset by increased expenses of $1.3 million for VYN202. The decrease in expenses for repibresib was primarily driven by the timing of expenses for the Phase 2b trial in nonsegmental vitiligo, including a $1.0 million milestone payment due to Tay under the License Agreement upon the initiation of the trial in June 2024. The $1.3 million increase in expenses for VYN202 was primarily associated with costs incurred in connection with our Phase 1b trial evaluating VYN202 in moderate-to-severe plaque psoriasis subjects.
General and Administrative Expenses
Our general and administrative expenses for the six months ended June 30, 2025 were $6.0 million, representing a decrease of approximately $1.1 million, or 17.0%, compared to $7.1 million for the six months ended June 30, 2024. The decrease was primarily driven by employee related expenses of $0.6 million and consulting and professional fees of $0.5 million.

Other Income, Net
Other income, net for the six months ended June 30, 2025 was $2.4 million, representing an increase of approximately $0.2 million, or 11.6% compared to $2.1 million for the six months ended June 30, 2024. The increase was primarily due to the recognition of $1.3 million in income related to the closure of the IRS examination period of the Company's ERTC filings, offset by decreased interest income earned on cash, cash equivalents and marketable securities compared to the prior period.
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

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $39.6 million and an accumulated deficit of $745.5 million. We had no outstanding debt as of June 30, 2025. For the six months ended June 30, 2025, we incurred a net loss of $14.4 million and used $22.3 million of cash in operations. Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period of at least 12 months from the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our sources of funding for both the six months ended June 30, 2025 and 2024 are further evaluated in the cash flow section below. Other than our obligations pursuant to the Tay License Agreements, we have no ongoing material financial commitments that may affect our liquidity over the next five years. See the section titled “Development and License Agreements—Agreements with Tay Therapeutics” for additional discussion of our financial obligations under the Tay License Agreements.
Future Funding Requirements

We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, that will occur. Until we can generate significant revenue from product sales, if ever, we will continue to require substantial additional capital to develop our current and future product candidates and fund operations for the foreseeable future. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, research and development costs to support our product candidate pipeline, legal and other regulatory expenses and general overhead costs. We are subject to all the risks incident to the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.

In order to complete the development of VYN202 (including making milestone payments pursuant to the VYN202 License Agreement), or any future product candidates, we will require substantial additional capital. Accordingly, we expect to review our strategy and pipeline, seek to raise any necessary additional capital, through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation, voting or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all.

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

Our present and future funding requirements will depend on many factors, including the following:

•the scope, timing, progress, results, and costs of researching and developing VYN202 and conducting clinical trials, including larger and later-stage trials;
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

For more information as to the risks associated with our future funding needs, see the section of our most recent Annual Report on Form 10-K captioned “Risk Factors” as supplemented by the risk factors identified in Item 1A. of this Quarterly Report on Form 10-Q

Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash (used in) / provided by:
Operating activities	$(22,264)	$(16,463)
Investing activities	$24,506	$15,451
Financing activities	$(121)	$(7)
Net Cash Used in Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities was $22.3 million and primarily reflected our net loss of $14.4 million adjusted for non-cash stock-based compensation expense of $1.3 million, partially offset by the amortization of premium on marketable securities of $0.5 million. The remainder of the cash used in operations was driven by changes in operating assets and liabilities.
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
Net Cash Provided by Investing Activities
During the six months ended June 30, 2025, net cash provided by investing activities was $24.5 million and consisted of $47.9 million of proceeds received from the sale and maturity of marketable securities, partially offset by $23.3 million paid for the purchase of marketable securities.
During the six months ended June 30, 2024, net cash provided by investing activities was $15.5 million and consisted of $37.5 million of proceeds received from the sale and maturity of marketable securities, partially offset by $22.0 million paid for the purchase of marketable securities.
Net Cash Used In Financing Activities
During the six months ended June 30, 2025, net cash used in financing activities was $0.1 million and consisted of withholdings related to the exercise of options and issuance of stock for stock-based compensation arrangements.
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
Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 6, 2025. There have been no material changes to these policies for the six months ended June 30, 2025.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of June 30, 2025. Based on such evaluation, those officers have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Drug development is very expensive, time-consuming and uncertain. Our preclinical studies and clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates, or serious adverse side effects could be identified. Any of these outcomes could prevent or delay regulatory approval and commercialization.

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

If we experience delays in the completion of, or if we terminate, any of our future clinical trials, our business, financial condition, operating results and prospects would be adversely affected. In addition, product candidates that initially showed promise in early stage testing may later be found to be not effective or cause side effects that prevent further development of the product candidate. For example, on July 30, 2025, we announced that our Phase 2b trial of repibresib gel in nonsegmental vitiligo did not achieve primary endpoint or key secondary endpoint of F-VASI50 and F-VASI75. We also announced that we decided to discontinue treatment in the ongoing extension phase of the trial and will terminate the trial.

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
•address any patient safety concerns that arise during the course of a trial, including due to non-clinical toxicology studies;
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

For example, the FDA informed us in April 2025 that it placed a clinical hold on our Phase 1b trial for VYN202 following a recent observation of testicular toxicity in dogs from a non-clinical toxicology study with VYN202. FDA lifted the clinical hold for female subjects on the 0.25 mg and 0.5 mg doses but did not lift the hold for subjects on the 1 mg dose due to its lower toxicological safety margin, even though a No-Observed-Adverse-Effect Level (NOAEL) was established covering all clinical doses in females. FDA also required sufficient data from a 12-week non-clinical toxicology study of VYN202 in dogs in order to resume the trial in male clinical subjects. In addition to this dog study, we may be required to conduct additional nonclinical studies in order to address the clinical hold, or initiate a new clinical study in the different indication, and if unsuccessful, we may be unable to initiate a new clinical trial of VYN202 or such toxicity would limit the populations and indications for which VYN202 could be developed. These factors could lead to our inability to further develop VYN202. We may also encounter delays if a clinical trial or a clinical trial site is suspended or terminated by us, the IRB of the institutions in which such trials are being conducted, by the trial’s data safety monitoring board, or by the FDA. Such authorities may suspend or terminate one or more of our clinical trials due to a number of factors, including our failure to conduct the clinical trial in accordance with relevant regulatory requirements or clinical protocols, inspection of the clinical trial operations or trial site by the FDA resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.

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

Current or future tariffs may result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all.

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

As of June 30, 2025, we had $39.6 million in cash, cash equivalents and marketable securities. We believe these resources will enable us to fund our operating expenses and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report on Form 10-Q based on our current operating assumptions. These assumptions may prove to be wrong, however, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional products or product candidates, and changes in regulation.
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

Our common stock is currently listed on The Nasdaq Capital Market. If the closing bid price for our common stock listed on Nasdaq remains below $1.00 per share for 30 consecutive business days, we will receive a notice from Nasdaq notifying that we are not in compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) (the “Rule”). In accordance with Nasdaq’s listing rules, we have a period of 180 calendar days from the date of such notice to regain compliance with the Rule. If at any time during this 180-day period, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have achieved compliance with the Rule.

To qualify for additional time to regain compliance, we may be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards (except for the minimum bid price requirement). We would also need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our securities will be subject to delisting. There is no assurance, however, that we will be eligible for an additional compliance period or that our common stock will not be delisted from Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2025, we issued an aggregate of 3,765,320 shares of common stock to certain holders of Pre-Funded Warrants upon the exercise of Pre-Funded Warrants pursuant to a net exercise mechanism. Each Pre-Funded Warrant had an exercise price of $0.0001 per share. The issuances of the shares of common stock were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
During the three months ended June 30, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

Item 6. Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Amended and Restated Certificate of Incorporation.	10-K	3/17/2022	3.1

3.1(b)	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock.	10-Q	11/14/2022	3.1(b)

3.1(c)	Certificate of Elimination	8-K	1/17/2023	3.1

3.1(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	2/10/2023	3.1

3.2	Amended and Restated Bylaws.	10-Q	11/14/2022	3.2

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.				X

104	The cover page of VYNE Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included within Exhibit 101 attachments).
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
Dated: August 14, 2025

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Tyler Zeronda
Tyler Zeronda Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)