Form 10-Q
period 2025-09-30
VYNE Therapeutics Inc.
filed 2025-11-06
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___.
Commission file number 001-38356
VYNE THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Delaware	45-3757789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 125
Stewartsville, New Jersey 08886
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
Yes  ☐ No  ☒
As of October 30, 2025, there were 33,043,619 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•our conducting and completion of a strategic review, and our pursuit of, and ability to successfully identify and execute, strategic transactions;
•our ability to find a development and commercialization partner for repibresib;
•our ability to regain and maintain compliance with the listing requirements of the Nasdaq Capital Market and any delisting or potential delisting of shares of our common stock;
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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$19,346	$19,926
Investment in marketable securities	13,354	41,590
Prepaid and other current assets	3,186	2,921
Total Current Assets	35,886	64,437
Non-current Assets:
Property and equipment, net	96	113
Operating lease right-of-use assets	—	93
Non-current prepaid expenses and other assets	150	2,262
Total Non-current Assets	246	2,468
Total Assets	$36,132	$66,905

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables	$1,197	$2,707
Accrued expenses	1,710	9,272
Employee related obligations	1,137	1,428
Operating lease liabilities	—	99
Other current liabilities	—	1,313
Total Current Liabilities	4,044	14,819
Total Liabilities	$4,044	$14,819

Commitments and Contingencies

Stockholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized at September 30, 2025 and December 31, 2024; 31,772,904 and 14,830,013 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3	1
Additional paid-in capital	784,897	783,235
Accumulated other comprehensive income	4	20
Accumulated deficit	(752,816)	(731,170)
Total Stockholders' Equity	32,088	52,086
Total Liabilities and Stockholders’ Equity	$36,132	$66,905
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(U.S. dollars and share data in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Royalty revenues	$169	$121	$440	$417
Total revenues	169	121	440	417

Operating expenses:
Research and development	5,256	10,248	16,260	21,262
General and administrative	2,705	2,964	8,710	10,022
Total operating expenses	7,961	13,212	24,970	31,284
Operating loss	(7,792)	(13,091)	(24,530)	(30,867)
Other income, net	366	934	2,754	3,074
Loss from continuing operations before income taxes	(7,426)	(12,157)	(21,776)	(27,793)
Income tax expense	—	—	—	—
Loss from continuing operations	(7,426)	(12,157)	(21,776)	(27,793)
Income (loss) from discontinued operations, net of income taxes	146	—	130	(19)
Net loss	$(7,280)	$(12,157)	$(21,646)	$(27,812)

Loss per share from continuing operations, basic and diluted	$(0.17)	$(0.29)	$(0.51)	$(0.65)
Loss per share from discontinued operations, basic and diluted	$—	$—	$—	$—
Loss per share, basic and diluted	$(0.17)	$(0.29)	$(0.51)	$(0.65)

Weighted average shares outstanding - basic and diluted	42,801	42,587	42,745	42,592

Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net of tax of $0	6	92	(16)	8
Total other comprehensive gain (loss)	6	92	(16)	8
Comprehensive loss	$(7,274)	$(12,065)	$(21,662)	$(27,804)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders' Equity
	Number of Shares	Amount	Amount
BALANCE AT JANUARY 1, 2024	14,098,888	$1	$780,044	$26	$(691,336)	$88,735
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	(27,812)	(27,812)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee stock purchase plan	12,722	—	2	—	—	2
Stock-based compensation	—	—	2,604	—	—	2,604
Cashless exercise of pre-funded warrants	639,823	—	—	—	—	—
Unrealized gains from marketable securities	—	—	—	8	—	8
BALANCE AT SEPTEMBER 30, 2024	14,751,433	$1	$782,650	$34	$(719,148)	$63,537

BALANCE AT JANUARY 1, 2025	14,830,013	$1	$783,235	$20	$(731,170)	$52,086
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	(21,646)	(21,646)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee stock purchase plan	162,933	—	(117)	—	—	(117)
Stock-based compensation	—	—	1,779	—	—	1,779
Cashless exercise of pre-funded warrants	16,779,958	2	—	—	—	2
Unrealized losses from marketable securities	—	—	—	(16)	—	(16)
BALANCE AT SEPTEMBER 30, 2025	31,772,904	$3	$784,897	$4	$(752,816)	$32,088
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders' Equity
	Number of Shares	Amount	Amount
BALANCE AT JULY 1, 2024	14,536,124	$1	$781,917	$(58)	$(706,991)	$74,869
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	(12,157)	(12,157)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee stock purchase plan	2,036	—	(1)	—	—	(1)
Stock-based compensation	—	—	734	—	—	734
Cashless exercise of pre-funded warrants	213,273	—	—	—	—	—
Unrealized gains from marketable securities	—	—	—	92	—	92
BALANCE AT SEPTEMBER 30, 2024	14,751,433	$1	$782,650	$34	$(719,148)	$63,537

BALANCE AT JULY 1, 2025	19,773,784	$2	$784,418	$(2)	$(745,536)	$38,882
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	(7,280)	(7,280)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee stock purchase plan	32,773	—	(8)	—	—	(8)
Stock-based compensation	—	—	487	—	—	487
Cashless exercise of pre-funded warrants	11,966,347	1		—	—	1
Unrealized gains from marketable securities	—	—	—	6	—	6
BALANCE AT SEPTEMBER 30, 2025	31,772,904	$3	$784,897	$4	$(752,816)	$32,088
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(21,646)	$(27,812)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	18	—
Stock-based compensation	1,779	2,604
Amortization of premium or discount on marketable securities	(688)	(1,899)
Changes in operating assets and liabilities:
Trade receivables, prepaid expenses and other assets and operating lease right-of-use assets	1,939	(1,587)
Trade payables, accrued expenses, employee related obligations and other long-term liabilities	(10,663)	3,812
Operating lease liabilities	(99)	(91)
Net cash used in operating activities	(29,360)	(24,973)
Cash Flows From Investing Activities:
Proceeds from sale and maturity of marketable securities	59,050	61,100
Purchases of marketable securities	(30,142)	(50,473)
Net cash provided by investing activities	28,908	10,627
Cash Flows From Financing Activities:
Withholdings from exercise of options and issuance of shares for stock-based compensation arrangements, net	(128)	(9)
Net cash used in financing activities	(128)	(9)
Decrease in cash, cash equivalents and restricted cash	(580)	(14,355)
Cash, cash equivalents and restricted cash at beginning of the period	19,926	30,674
Cash, cash equivalents and restricted cash at end of the period	$19,346	$16,319

Cash and cash equivalents	19,346	16,272
Restricted cash	—	47
Total cash, cash equivalents and restricted cash	$19,346	$16,319

Supplementary information on investing and financing activities not involving cash flows:
Issuance of vested shares under employee stock purchase plan	$13	$11
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

VYNE Therapeutics Inc. (the "Company") is a clinical-stage biopharmaceutical company focused on developing differentiated therapies to treat inflammatory and immune-mediated conditions with high unmet need.

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

In April 2025, the U.S. Food and Drug Administration (FDA) verbally placed a clinical hold on the Company’s Phase 1b trial evaluating VYN202 in subjects with moderate-to-severe plaque psoriasis following an observation of testicular toxicity in dogs from a non-clinical toxicology study of VYN202. In June 2025, the FDA lifted the clinical hold for two doses of VYN202 for female subjects. Further, the FDA has indicated that sufficient data from a 12-week non-clinical toxicology study of VYN202 in dogs would be required in order to resume studies in male clinical subjects. The design of this toxicology study has been agreed upon with the FDA and the Company has initiated the repeat non-clinical toxicology study of VYN202 in dogs to remedy the partial hold in male clinical subjects. There were no serious adverse events observed in subjects that were enrolled in the Phase 1b trial.

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

Until July 2025, the Company's lead product was repibresib gel (also known as VYN201), a topically administered, small molecule pan-bromodomain (“BD”) BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. In preclinical testing, repibresib produced consistent reductions in pro-inflammatory and disease-related biomarkers and improvements in disease severity across a variety of inflammatory and fibrotic preclinical models. The Company announced positive results from a Phase 1b trial evaluating repibresib in nonsegmental vitiligo in October 2023 and initiated a Phase 2b trial in nonsegmental vitiligo in June 2024. The trial evaluated 177 subjects (mITT population). In July 2025, the Company announced that the trial did not meet its primary endpoint of the proportion of subjects achieving an improvement in Facial Vitiligo Area Scoring Index of at least 50% from baseline (“F-VASI50”) at week 24 compared to vehicle. The trial also missed a key secondary endpoint of F-VASI75. However, the trial showed a nominally statistically significant treatment effect for the highest dose cohort in a key secondary endpoint, percent change-from-baseline (“CFB”) in F-VASI score at week 24 compared to vehicle (Repibresib 3%: -43.6% vs. Vehicle: -25.6%), and an exploratory endpoint of percent CFB in Total Vitiligo Area Scoring Index score at week 24 compared to vehicle (Repibresib 3%: -28.3% vs. Vehicle: -16.2%). Based on these data, the Company has discontinued the ongoing extension phase of the trial and has terminated the trial. Repibresib gel is covered by patents providing composition of matter patent exclusivity into at least 2042 in the United States and into at least 2040 in Europe, Japan and other large global pharmaceutical markets. The Company is seeking an external partner for continued development of repibresib gel.

In August 2025, the Company's Board of Directors initiated a strategic review to evaluate a range of options to maximize stockholder value, including the assessment of its internal pipeline, financing opportunities and strategic alternatives. These alternatives may include strategic partnerships, licensing opportunities, merger or acquisition transactions, asset sales or other potential paths. As part of this process, which remains ongoing, VYNE will evaluate opportunities for VYN201 and VYN202, including as part of broader strategic alternatives. In conjunction, the Company has implemented cost reductions to extend its cash runway.

For additional information regarding the sale of the Company's legacy commercial business (the “MST Franchise”) to Journey Medical Corporation ("Journey") in January 2022 and the Company's licensing arrangements with Tay, see "Note 3 - Strategic Agreements."

The Company is a Delaware corporation and operates as one business segment. Its previous principal executive offices were in Bridgewater, New Jersey, however, starting November 1, 2025, the Company operates on a fully remote model.
Liquidity and Capital Resources

As of September 30, 2025, the Company had cash, cash equivalents and marketable securities of $32.7 million and an accumulated deficit of $752.8 million. The Company had no outstanding debt as of September 30, 2025. For the nine months ended September 30, 2025, the Company incurred a net loss of $21.6 million and used $29.4 million of cash in operations. The Company is conducting a strategic review to evaluate a range of options to maximize stockholder value, including the assessment of its internal pipeline, financing opportunities and strategic alternatives. These alternatives may include strategic partnerships, licensing opportunities, merger or acquisition transactions, asset sales or other potential paths.

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
The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025.
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
Royalty Revenues and Collaboration Agreements
The Company is entitled to royalty payments with respect to sales of Finacea foam. The Company previously licensed the rights to Finacea foam to LEO Pharma A/S ("LEO Pharma"). Finacea foam was not part of the MST Franchise that was sold in January 2022. Royalties are recognized as revenue when the product is sold by LEO Pharma. For the three months ended September 30, 2025 and 2024, royalty revenues were $0.2 million and $0.1 million, respectively. For both the nine months ended September 30, 2025 and 2024, royalty revenues were 0.4 million.
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

Provisions for distribution fees, trade discounts and chargebacks related to the sales of AMZEEQ and ZILXI are reflected as a reduction to trade receivables, net on the unaudited condensed consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the unaudited condensed consolidated balance sheet. The revenue reserve liability was $0.2 million and $2.1 million for the periods ended September 30, 2025 and December 31, 2024, respectively. Under the terms of the Asset Purchase Agreement, the Company retained and is responsible for historical liabilities of the commercial business operations based on events occurring prior to the sale other than those liabilities expressly assumed by Journey.
Contract Assets and Contract Liabilities

The Company did not have any contract assets (unbilled receivables) related to product sales as of September 30, 2025 or December 31, 2024, as customer invoicing generally occurred before or at the time of revenue recognition. Similarly, the Company did not have any contract assets (unbilled receivables) related to its royalty revenues as of September 30, 2025 or December 31, 2024.

The Company did not have any contract liabilities as of September 30, 2025 or December 31, 2024, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
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

One Big Beautiful Bill Act ("OBBBA")

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"), which made comprehensive revisions to federal corporate income tax provisions, including those related to research and development expense treatment, full expensing of business assets, interest deduction limitations, and international tax regimes such as global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII"), and controlled foreign corporation ("CFC") look-through rules.

The Company is currently evaluating the potential impact of the new law on its unaudited condensed consolidated financial statements and related disclosures.
m.Net loss per share
Net loss per share, basic and diluted, is computed on the basis of the net loss from continuing operations for the period divided by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is based upon the weighted average number of shares of common stock and of common stock equivalents outstanding when dilutive. The Company has issued pre-funded warrants to purchase the Company’s common stock (the "Pre-Funded Warrants"), which do not expire until they are exercised in full (see “Note 8 - Stockholders' Equity”). Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified Pre-Funded Warrants were immediately exercisable for little or no cash consideration, due to the non-substantive exercise price, all of the necessary conditions for issuance of the underlying shares of common stock had been met when the Pre-Funded Warrants were issued. Therefore, the underlying shares of common stock should be included in the denominator for both the calculation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2025 and 2024.
The following stock options, restricted stock units (“RSUs”) and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (data presented as number of shares):

	September 30,
(in numbers of shares)	2025	2024
Outstanding stock options and RSUs	3,466,540	2,378,566
Warrants	27,509	27,509
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

o.Employee Retention Tax Credit
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing numerous tax provisions and other stimulus measures, including employee retention tax credits (“ERTC”). The ERTC was a refundable tax credit against certain employment taxes for qualifying businesses retaining employees on their payroll during the COVID-19 pandemic and allowed eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they paid to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. During 2022, the Company filed returns with the Internal Revenue Service ("IRS") and claimed credits totaling $1.3 million. During the first quarter of 2023, the Company received the full $1.3 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company has accounted for the ERTC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The IRS examination of the ERTC filings was closed in April 2025. As a result, $1.3 million of other income was recognized on the unaudited condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2025, in conjunction with the expiration of the statute of limitations associated with the previously accrued amount.
p.Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations and comprehensive loss. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income, net in the statements of operations and comprehensive loss. As of September 30, 2025 and December 31, 2024, all of the Company's outstanding warrants were equity-classified warrants.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets, to introduce a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. This update is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. Early adoption is permitted in both interim and annual periods in which financials have not been issued. The Company is evaluating the impact the adoption of this guidance will have on its unaudited condensed financial statements and related disclosures.

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

The Company made a $0.5 million cash payment to Tay in connection with entering into the Repibresib License Agreement. Pursuant to the Repibresib License Agreement, the Company has agreed to make cash payments to Tay of up to $15.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States for all indications, of which $1.8 million has been paid or accrued through September 30, 2025. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products the Company commercializes under the Repibresib License Agreement, the Company will pay tiered royalties to Tay on net sales of such licensed products by the Company, its affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. The Company is obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

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

The Company made a cash payment of $3.75 million, after deducting the $250,000 paid in February 2023, to Tay in connection with entering into the VYN202 License Agreement. This payment was recorded as a research and development expense in the period paid. Pursuant to the terms of the VYN202 License Agreement, the Company agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $2.3 million has been paid or accrued through September 30, 2025. In August 2025, the Company paid Tay $1,000,000 in partial satisfaction of the "Phase 2 Milestone" under the VYN202 License Agreement for the initiation of the Phase 1b trial in psoriasis. The VYN202 License Agreement was also amended in August 2025 to provide that upon initiation of a new clinical trial in a target patient population involving VYN202 for oral administration with an efficacy endpoint, regardless of the trial's phase designation or regulatory classification, the Company shall pay Tay the remaining $4,000,000 amount under the "Phase 2 Milestone." All other terms of the VYN202 License Agreement were unchanged.

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
Sale of the MST Franchise

On January 12, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Journey pursuant to which the Company sold its MST Franchise to Journey. The assets included certain contracts, including the license agreement with Cutia Therapeutics (HK) Limited (“Cutia”), inventory and intellectual property related to the MST Franchise (together, the “Assets”). Pursuant to the Agreement, Journey assumed certain liabilities of the MST Franchise. There were no current or long-term liabilities recorded by the Company which were transferred to Journey.

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
For the three months ended September 30, 2025 and 2024, the income from discontinued operations, net of income taxes was $146 thousand and $0, respectively. For the nine months ended September 30, 2025 and 2024, the income from discontinued

operations, net of income taxes was $130 thousand, and the loss from discontinued operations, net of income taxes was $19 thousand, respectively. In all periods presented, the income and loss from discontinued operations, net of income taxes consisted primarily of revenue and general and administrative expenses.
There were no non-cash items related to discontinued operations for the nine months ended September 30, 2025 and 2024.
The milestone payments for sales of ZILXI, AMZEEQ and FCD105 represent contingent consideration. Contingent consideration has been accounted for as a gain contingency in accordance with ASC 450, Contingencies, and will be recognized in earnings in the period when realizable.
NOTE 5 – FAIR VALUE MEASUREMENTS
The Company’s financial assets that are measured at fair value as of September 30, 2025 and December 31, 2024 are classified in the tables below in one of the three categories described in “Fair value measurement (k)” in "Note 2 - Significant Accounting Policies” above:

	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19,346	$—	$—	$19,346
Marketable securities	—	13,354	—	13,354
Total assets	$19,346	$13,354	$—	$32,700

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19,926	$—	$—	$19,926
Marketable securities	—	41,590	—	41,590
Total assets	$19,926	$41,590	$—	$61,516
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
NOTE 6 – MARKETABLE SECURITIES
As of September 30, 2025 and December 31, 2024, marketable securities consisted of U.S. Government and agency debt securities as well as U.S. Treasury bills.
The following table sets forth the Company’s marketable securities:

	September 30,	December 31,
(in thousands)	2025	2024
U.S. Government and agency debt securities	$500	$10,572
U.S. Treasury bills	12,854	31,018
Total	$13,354	$41,590
As of September 30, 2025 and December 31, 2024, the amortized cost, gross unrealized gains, gross unrealized losses and fair value were as follows:

	September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government and agency debt securities	$500		$—	$500
U.S. Treasury bills	$12,850	$4	$—	$12,854
Total	$13,350	$4	$—	$13,354

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government and agency debt securities	$10,568	$4	$—	$10,572
U.S. Treasury bills	31,002	16	—	31,018
Total	$41,570	$20	$—	$41,590
As of September 30, 2025, there were $13.4 million of marketable securities, which were in an unrealized gain position. As of December 31, 2024, there were $41.6 million of the marketable securities, which were in an unrealized gain position. The Company determined that unrealized gains and losses on marketable securities were primarily due to interest rate changes. No allowance for credit losses related to any of these marketable securities was recorded for the periods ended September 30, 2025 and December 31, 2024. All maturities are less than 12 months.

NOTE 7 - PROPERTY AND EQUIPMENT
The following table sets forth the Company's property and equipment, net as of September 30, 2025:

	September 30,	December 31,
(in thousands)	2025	2024
Office equipment	$117	$117
Property and equipment	117	117
Less: Accumulated depreciation	(21)	(4)
Property and equipment, net	$96	$113
Depreciation expense totaled $6 thousand and $18 thousand for the three and nine months ended September 30, 2025, respectively. There was no depreciation expense for the three and nine months ended September 30, 2024. Depreciation expense is included within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.
NOTE 8 – STOCKHOLDERS' EQUITY
Preferred stock
As of September 30, 2025, the Company's Amended and Restated Certificate of Incorporation (as amended, the "Certificate of Incorporation") authorized the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of September 30, 2025 and December 31, 2024.
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
On March 1, 2024, the Company entered into a sales agreement (the “Cowen Sales Agreement”) with Cowen and Company, LLC as sales agent (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company's common stock through Cowen in an at-the-market offering having an aggregate offering price up to $50.0 million. Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold under the Cowen Sales Agreement. The Company did not sell any shares of common stock under the Cowen Sales Agreement during the nine months ended September 30, 2025 and 2024.
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
For the year ended December 31, 2024, 639,854 of Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. During the nine months ended September 30, 2025, 16,783,166 of Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. As of September 30, 2025, 11,059,574 Pre-Funded Warrants remained outstanding.
Other Warrants
As of September 30, 2025 and December 31, 2024, the Company had warrants to purchase an aggregate of 27,509 shares of the Company’s common stock outstanding, with an exercise price of $8.40, and an expiration date of July 29, 2026. These warrants were issued by Foamix Pharmaceuticals Ltd. in connection with a financing in July 2019 and were subsequently assumed by the Company in connection with the Merger (as defined below). Pursuant to the warrant certificate, the exercise price of the warrant will be proportionally adjusted in the event that the Company issues common stock at a price per share less than the exercise price (the "Down Round Feature"). In the event that the Down Round Feature is triggered, the Company must calculate the difference between the warrants’ fair value, using the Black-Scholes-Merton option-pricing model, before and after the Down Round Feature was triggered using the original exercise price and the new exercise price. The exercise price will continue to be adjusted in the event the Company issues additional shares of common stock below the then-current exercise price, in accordance with the terms of the warrants.
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
NOTE 9 – STOCK-BASED COMPENSATION
2023 Equity Incentive Plan:
The Company maintains the 2023 Equity Incentive Plan (the "2023 Plan") and previously maintained the 2019 Equity Incentive Plan (the “2019 Plan”) and 2018 Omnibus Incentive Plan (the "2018 Plan"). Following stockholder approval in December 2023, any shares then available for future grant under the 2019 Plan and 2018 Plan were allocated to the 2023 Plan and no further grants could be made under the 2018 Plan and the 2019 Plan. In December 2024, stockholders approved a proposal to amend the 2023 Plan to increase shares available for grant under the 2023 Plan by 1,520,000 shares. As of September 30, 2025, 196,299 shares remained issuable under the 2023 Plan.
2024 Inducement Plan:

On February 28, 2024, the Board approved the Company's 2024 Inducement Plan (the "Inducement Plan"). Pursuant to the Inducement Plan and Nasdaq Listing Rule 5635(c)(4), the Company is permitted to grant equity awards as an inducement material to an individual's entering into employment with the Company, subject to certain conditions ("Inducement Grants"). In November 2024, the Board reduced the number of shares available to be issued under the Inducement Plan to one share. In May 2025, 100,000 shares were returned to the Inducement Plan as a result of forfeited equity awards. As of September 30, 2025, there were 100,001 shares available for future Inducement Grants, which includes shares underlying Inducement Grants that were forfeited.
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
As of September 30, 2025, 70,926 shares remained available for grant under the ESPP.
For the nine months ended September 30, 2025 and 2024, 16,196 and 5,285 shares were purchased by employees pursuant to the ESPP, respectively.
Options granted to employees and directors:
For the nine months ended September 30, 2025, the Company granted options to employees and directors as follows:

	Nine Months Ended September 30, 2025
	Award amount in shares	Exercise price range	Vesting period	Expiration
Options	1,582,500	$1.80 - $2.77	4 years	10 years
During the nine months ended September 30, 2025, the fair value of options granted to employees and directors was $3.6 million.
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
Stock-based compensation expenses:
The following table illustrates the effect of stock-based compensation on the line items on the unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$92	$127	$279	$423
General and administrative	395	607	1,500	2,181
Total	$487	$734	$1,779	$2,604
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Litigation and contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of September 30, 2025, there were no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.
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

The following table presents segment revenue and significant expenses regularly reviewed by the CODM for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Royalty revenues	$169	$121	$440	$417
Operating expenses
Research and development:
Repibresib (VYN201)	2,100	5,960	7,141	12,403
VYN202	2,414	3,379	6,598	6,265
Other segment items*	742	909	2,521	2,594
General and administrative	2,705	2,964	8,710	10,022
Total operating expenses	7,961	13,212	24,970	31,284
Operating loss	(7,792)	(13,091)	(24,530)	(30,867)
Other income, net	366	934	2,754	3,074
Loss from continuing operations before income taxes	(7,426)	(12,157)	(21,776)	(27,793)
Income tax expense	—	—	—	—
Loss from continuing operations	(7,426)	(12,157)	(21,776)	(27,793)
Income (loss) from discontinued operations, net of income taxes	146	—	130	(19)
Net loss	$(7,280)	$(12,157)	$(21,646)	$(27,812)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. In this Quarterly Report on Form 10-Q, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to VYNE Therapeutics Inc.
Company Overview
We are a clinical-stage biopharmaceutical company focused on developing differentiated therapies to treat inflammatory and immune-mediated conditions with high unmet need.
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

In April 2025, the U.S. Food and Drug Administration ("FDA") verbally placed a clinical hold on our Phase 1b trial evaluating VYN202 in subjects with moderate-to-severe plaque psoriasis following an observation of testicular toxicity in dogs from a non-clinical toxicology study of VYN202. In June 2025, the FDA lifted the clinical hold for two doses of VYN202 for female subjects. Further, the FDA has indicated that sufficient data from a 12-week non-clinical toxicology study of VYN202 in dogs would be required in order to resume studies in male clinical subjects. The design of this toxicology study has been agreed upon with the FDA and we have initiated the repeat non-clinical toxicology study of VYN202 in dogs to remedy the partial hold in male clinical subjects. There were no serious adverse events observed in subjects that were enrolled in the Phase 1b trial. Following the clinical hold, we made the decision to unblind the clinical data from the seven subjects who were enrolled in the trial and announced promising preliminary results as described below.

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

Until July 2025, our lead product was repibresib gel (also known as VYN201), a topically administered, small molecule pan-bromodomain (“BD”) BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. In preclinical testing, repibresib produced consistent reductions in pro-inflammatory and disease-related biomarkers and improvements in disease severity across a variety of inflammatory and fibrotic preclinical models. We announced positive results from a Phase 1b trial evaluating repibresib in nonsegmental vitiligo in October 2023 and initiated a Phase 2b trial in nonsegmental vitiligo in June 2024. The trial evaluated 177 subjects (mITT population). In July 2025, we announced that the trial did not meet its primary endpoint of the proportion of subjects achieving an improvement in Facial Vitiligo Area Scoring Index of at least 50% from baseline (“F-VASI50”) at week 24 compared to vehicle. The trial also missed a key secondary endpoint of F-VASI75. However, the trial showed a nominally statistically significant treatment effect for the highest dose cohort in a key secondary endpoint, percent change-from-baseline (“CFB”) in F-VASI score at week 24 compared to vehicle (Repibresib 3%: -43.6% vs. Vehicle: -25.6%), and an exploratory endpoint of percent CFB in Total Vitiligo Area Scoring Index score at week 24 compared to vehicle (Repibresib 3%: -28.3% vs. Vehicle: -16.2%). Based on these data, we discontinued the ongoing extension phase of the trial and has terminated the trial. Repibresib gel covered by patents providing composition of matter patent exclusivity into at least 2042 in the United States and into at least 2040 in Europe, Japan and other large global pharmaceutical markets. We are currently seeking an external partner to continue development of repibresib gel.

In August 2025, our board of directors initiated a strategic review to evaluate a range of options to maximize stockholder value, including the assessment of our internal pipeline, financing opportunities and strategic alternatives. These alternatives may include strategic partnerships, licensing opportunities, merger or acquisition transactions, asset sales or other potential paths. As part of this process, which remains ongoing, we will evaluate opportunities for VYN202, including as part of broader strategic alternatives. In conjunction, we have implemented cost reductions that are expected to extend our cash runway into the first half of 2027.

Financial Overview
We have incurred net losses since our inception. Except from the period from 2020 to 2022, when we conducted commercial operations, our business activities have been primarily limited to developing product candidates, raising capital and performing research and development activities. As of September 30, 2025, we had an accumulated deficit of $752.8 million. We recorded net losses of $21.6 million and $27.8 million for the nine months ended September 30, 2025 and 2024, respectively.
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

In August 2025, we initiated a strategic review to evaluate a range of options to maximize stockholder value, including the assessment of our internal pipeline, financing opportunities and strategic alternatives. These alternatives may include strategic partnerships, licensing opportunities, merger or acquisition transactions, asset sales or other potential paths. As part of this process, which remains ongoing, we are evaluating opportunities for VYN201 and VYN202, including as part of broader strategic alternatives.
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
We made a $0.5 million cash payment to Tay in 2021 in connection with entering into the Repibresib License Agreement. Pursuant to the Repibresib License Agreement, we agreed to make cash payments to Tay upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States of up to $15.75 million for all indications, of which $1.8 million has been paid or accrued through September 30, 2025. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the Repibresib License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales of licensed products under the Repibresib License Agreement and the VYN202 License Agreement, subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
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
We made a cash payment of $3.75 million to Tay in connection with entering into the VYN202 License Agreement. Pursuant to the terms of the VYN202 License Agreement, we agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $2.3 million has been paid or accrued through September 30, 2025. In August 2025, we paid Tay $1,000,000 in partial satisfaction of the "Phase 2 Milestone" under the VYN202 License Agreement for the initiation of the Phase 1b trial in psoriasis and amended the VYN202 License Agreement to provide that upon initiation of a new clinical trial in a target patient population involving VYN202 for oral administration with an efficacy endpoint, regardless of the trial's phase designation or regulatory classification, we shall pay Tay the remaining $4,000,000 amount under the "Phase 2 Milestone." All other terms of the VYN202 License Agreement were unchanged. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the VYN202 License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales of licensed products under the VYN202 License Agreement and the Repibresib License Agreement, subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
Components of Operating Results
Segment Results

As of December 31, 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company has identified and reports as one operating segment. See "Note 11—Segment Information" for further details.
Revenues
Historically, we have generated revenues under development and license agreements, including royalty payments from sales of Finacea foam. We previously licensed the rights to Finacea to LEO Pharma A/S ("LEO Pharma"). This license was not part of the sale of our commercial business to Journey. For the three months ended September 30, 2025 and 2024, royalty revenues from LEO Pharma in connection with sales of Finacea were $0.2 million and $0.1 million, respectively. For both the nine months ended September 30, 2025 and 2024, royalty revenues from LEO Pharma in connection with sales of Finacea were $0.4 million.
Operating Expenses
Research and Development Expenses
Our research and development expenses primarily relate to the development of repibresib and VYN202. We charge all research and development expenses to operations as they are incurred.
Our research and development expenses for the three months ended September 30, 2025 and 2024 were $5.3 million and $10.2 million, respectively. Total research and development expenses for the nine months ended September 30, 2025 and 2024 were $16.3 million and $21.3 million, respectively.
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
General and Administrative Expenses
Our general and administrative expenses for the three months ended September 30, 2025 and 2024 were $2.7 million and $3.0 million, respectively. Total general and administrative expenses for the nine months ended September 30, 2025 and 2024 were $8.7 million and $10.0 million, respectively.
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
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2024, we had federal and state net operating loss carryforwards of $343.4 million and $53.6 million, respectively, of which $44.3 million will begin to expire in 2031 for federal and $53.6 million will begin to expire in 2040 for state purposes. As of December 31, 2024, we had federal research and development tax credit carryforwards of $7.2 million, which will begin to expire in 2031. We have no state research and development tax credit carryforwards. As of December 31, 2024, we had $299.1 million in federal and state NOLs with no limited period of use. Other than the federal NOLs expected to expire unutilized as noted below, there were no significant updates through September 30, 2025.
NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. State NOLs and tax credit carryforwards may be subject to similar limitations under state laws. We have not completed a Section 382 study through September 30, 2025; however, we have completed a 382 study through March 31, 2025, and we noted that the Company experienced ownership changes in connection with the 2020 merger between Menlo Therapeutics (our predecessor company) and Foamix Pharmaceuticals Ltd. and with our private placement transaction in November 2023. As a result of the ownership changes, $40.2 million of federal NOLs are expected to expire unutilized. We may experience ownership changes in the future as a result of the subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use the NOL and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2025	2024	$	%
Revenues
Royalty revenues	$169	$121	$48	39.7%
Total revenues	169	121	48	39.7%

Operating expenses:
Research and development	5,256	10,248	(4,992)	(48.7)%
General and administrative	2,705	2,964	(259)	(8.7)%
Total operating expenses	7,961	13,212	(5,251)	(39.7)%
Operating loss	(7,792)	(13,091)	(5,299)	(40.5)%
Other income, net	366	934	(568)	(60.8)%
Loss from continuing operations before income taxes	(7,426)	(12,157)	(4,731)	(38.9)%
Income tax expense	—	—	—	—%
Loss from continuing operations	(7,426)	(12,157)	(4,731)	(38.9)%
Gain from discontinued operations, net of income taxes	146	—	146	*
Net loss	$(7,280)	$(12,157)	$(4,877)	(40.1)%
*Percentage not meaningful
Revenues
Revenues totaled $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, consisting of royalty revenue from our royalty agreement with LEO Pharma.
Research and Development Expenses
Our research and development expenses for the three months ended September 30, 2025 were $5.3 million, representing a decrease of $5.0 million, or 48.7%, compared to $10.2 million for the three months ended September 30, 2024. The decrease was primarily driven by decreased expenses for repibresib and VYN202 of $3.9 million and $1.0 million, respectively. The $3.9 million decrease in expenses for repibresib was primarily driven by the timing of expenses for the Phase 2b trial in nonsegmental vitiligo, including our decision to terminate the trial following the announcement of topline results in July 2025. The $1.0 million decrease in expenses for VYN202 was primarily driven by decreased clinical expenses for the Phase 1 trials evaluating VYN202, partially offset by a $1.0 million milestone payment made to Tay in the third quarter of 2025 under an amendment to the VYN202 License Agreement.
General and Administrative Expenses
Our general and administrative expenses for the three months ended September 30, 2025 were $2.7 million, representing a decrease of approximately $0.3 million, or 8.7%, compared to $3.0 million for the three months ended September 30, 2024. The decrease was primarily driven by a decrease in employee related expenses of $0.2 million and consulting and professional fees of $0.1 million.
Other Income, Net
Other income, net for the three months ended September 30, 2025 was $0.4 million, representing a decrease of approximately $0.6 million, or 60.8% compared to $0.9 million for the three months ended September 30, 2024. The decrease was primarily driven by lower interest income earned on cash, cash equivalents and marketable securities compared to prior year.

Gain (Loss) from Discontinued Operations, Net of Income Taxes
Due to the sale of the MST Franchise during the first quarter of 2022, in accordance with ASC 205, Discontinued Operations, we have classified the results of the MST Franchise as discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. See "Note 4 - Discontinued Operations" in the accompanying unaudited condensed consolidated financial statements.
Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2025	2024	$	%
Revenues
Royalty revenues	$440	$417	$23	5.5%
Total revenues	440	417	23	5.5%

Operating expenses:
Research and development	16,260	21,262	(5,002)	(23.5)%
General and administrative	8,710	10,022	(1,312)	(13.1)%
Total operating expenses	24,970	31,284	(6,314)	(20.2)%
Operating loss	(24,530)	(30,867)	(6,337)	(20.5)%
Other income, net	2,754	3,074	(320)	(10.4)%
Loss from continuing operations before income taxes	(21,776)	(27,793)	(6,017)	(21.6)%
Income tax expense	—	—	—	—%
Loss from continuing operations	(21,776)	(27,793)	(6,017)	(21.6)%
Gain (loss) from discontinued operations, net of income taxes	130	(19)	149	*
Net loss	$(21,646)	$(27,812)	$(6,166)	(22.2)%
*Percentage not meaningful
Revenues
Revenues totaled $0.4 million for both the nine months ended September 30, 2025 and 2024 consisting of royalty revenue from our royalty agreement with LEO Pharma.
Research and Development Expenses
Our research and development expenses for the nine months ended September 30, 2025 and 2024 were $16.3 million and $21.3 million, representing a decrease of $5.0 million, or 23.5%. The decrease was primarily driven by decreased expenses of $5.2 million for repibresib, partially offset by increased expenses of $0.3 million for VYN202. The decrease in expenses for repibresib was primarily driven by the timing of expenses for the Phase 2b trial in nonsegmental vitiligo, including our decision to terminate the trial following the announcement of topline results in July 2025, as well as a $1.0 million milestone payment due to Tay under the License Agreement upon the initiation of the trial in June 2024. The $0.3 million increase in expenses for VYN202 was primarily associated with costs incurred in connection with our Phase 1b trial evaluating VYN202 in moderate-to-severe plaque psoriasis subjects.
General and Administrative Expenses
Our general and administrative expenses for the nine months ended September 30, 2025 were $8.7 million, representing a decrease of approximately $1.3 million, or 8.7%, compared to $10.0 million for the nine months ended September 30, 2024. The decrease was primarily driven by a decrease in employee related expenses of $0.8 million and consulting and professional fees of $0.5 million.

Other Income, Net
Other income, net for the nine months ended September 30, 2025 was $2.8 million, representing a decrease of approximately $0.3 million, or 10.4% compared to $3.1 million for the nine months ended September 30, 2024. The increase was primarily due to the recognition of $1.3 million in income related to the closure of the IRS examination period of the Company's ERTC filings, offset by decreased interest income earned on cash, cash equivalents and marketable securities compared to the prior period.
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

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $32.7 million and an accumulated deficit of $752.8 million. We had no outstanding debt as of September 30, 2025. For the nine months ended September 30, 2025, we incurred a net loss of $21.6 million and used $29.4 million of cash in operations. Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period of at least 12 months from the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our sources of funding for both the nine months ended September 30, 2025 and 2024 are further evaluated in the cash flow section below. Other than our obligations pursuant to the Tay License Agreements, we have no ongoing material financial commitments that may affect our liquidity over the next five years. See the section titled “Development and License Agreements—Agreements with Tay Therapeutics” for additional discussion of our financial obligations under the Tay License Agreements.
Future Funding Requirements

We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, that will occur. Until we can generate significant revenue from product sales, if ever, we will continue to require substantial additional capital to develop our current and future product candidates and fund operations for the foreseeable future. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, research and development costs to support our product candidate pipeline, legal and other regulatory expenses and general overhead costs as we conduct a strategic review to evaluate a range of options to maximize stockholder value. We are subject to all the risks incident to the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.

In order to complete the development of VYN202 (including making milestone payments pursuant to the VYN202 License Agreement), or any future product candidates, we will require substantial additional capital. Accordingly, we expect to review our strategy and pipeline, including by exploring strategic alternatives in order to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation, voting or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all.

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
•the timing and costs of identifying, pursuing and completing a strategic transaction with a third-party partner, if at all, for repibresib and/or VYN202;
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

Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash (used in) / provided by:
Operating activities	$(29,360)	$(24,973)
Investing activities	$28,908	$10,627
Financing activities	$(128)	$(9)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2025, net cash used in operating activities was $29.4 million and primarily reflected our net loss of $21.6 million adjusted for non-cash stock-based compensation expense of $1.8 million, partially offset by the amortization of premium on marketable securities of $0.7 million. The remainder of the cash used in operations was driven by changes in operating assets and liabilities.
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
Net Cash Provided by Investing Activities
During the nine months ended September 30, 2025, net cash provided by investing activities was $28.9 million and consisted of $59.1 million of proceeds received from the sale and maturity of marketable securities, partially offset by $30.1 million paid for the purchase of marketable securities.
During the nine months ended September 30, 2024, net cash provided by investing activities was $10.6 million and consisted of $61.1 million of proceeds received from the sale and maturity of marketable securities, partially offset by $50.5 million paid for the purchase of marketable securities.
Net Cash Used In Financing Activities
During the nine months ended September 30, 2025, net cash used in financing activities was $0.1 million and consisted of withholdings related to the exercise of options and issuance of stock for stock-based compensation arrangements.
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
Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 6, 2025. There have been no material changes to these policies for the nine months ended September 30, 2025.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of September 30, 2025. Based on such evaluation, those officers have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our activities to evaluate and pursue potential strategic alternatives may not result in any transaction or enhance stockholder value.

We have begun evaluating and exploring a variety of strategic alternatives focused on enhancing stockholder value, including the assessment of our internal pipeline, financing opportunities and strategic alternatives. These alternatives may include strategic partnerships, licensing opportunities, merger or acquisition transactions, asset sales or other potential paths. Although we are exploring strategic alternatives, our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for our assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not maximize or even enhance stockholder value, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business. In addition, a potential strategic alternative may require stockholder approval and stockholder approval may not be obtained and we may not successfully consummate the strategic alternative.

In addition, the market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives.

If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such dissolution and liquidation, and the amount of cash that will need to be reserved for commitments and contingent liabilities. Depending on these factors, the amount available for distribution to our common stockholders could be as low as zero and result in a total loss of investment to our stockholders.

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

If we experience delays in the completion of, or if we terminate, any of our future clinical trials, our business, financial condition, operating results and prospects would be adversely affected. In addition, product candidates that initially showed promise in early stage testing may later be found to be not effective or cause side effects that prevent further development of the product candidate. For example, on July 30, 2025, we announced that our Phase 2b trial of repibresib gel in nonsegmental vitiligo did not achieve primary endpoint or key secondary endpoint of F-VASI50 and F-VASI75. We also announced in August 2025 that we decided to discontinue treatment in the ongoing extension phase of the trial and will terminate the trial.

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

Any of these events could prevent us from pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our product candidates and could significantly harm our business, results of operations and prospects.

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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval for and/or commercialize our product candidates or identify and consummate transactions with third-party partners to further develop our product candidates. For example, we have been conducting a strategic review to evaluate a range of options to maximize stockholder value. This includes the assessment of our internal pipeline, financing opportunities and strategic alternatives, which may include strategic partnerships, licensing opportunities, merger or acquisition transactions, asset sales or other potential paths. However, there is no guarantee that we will be able to identify and consummate a transaction with a third-party partner on favorable terms, or at all.

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

As of September 30, 2025, we had $32.7 million in cash, cash equivalents and marketable securities. We believe these resources will enable us to fund our operating expenses and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report on Form 10-Q based on our current operating assumptions. These assumptions may prove to be wrong, however, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional products or product candidates, and changes in regulation.
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

We are not currently in compliance with the continued listing requirements for the Nasdaq Capital Market. If we do not regain compliance and continue to meet the continued listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

Our common stock is currently listed on the Nasdaq Capital Market. On September 11, 2025, we received notice from Nasdaq that we are not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2), because the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days. Although the notification does not impact the listing of our common stock on the Nasdaq Capital Market at this time, we have until March 10, 2026 to regain compliance with the minimum bid price requirement.

We are considering all available options to regain compliance with the listing rule. However, there can be no assurance that we will be able to regain compliance with the rule or will otherwise be in compliance with other Nasdaq listing criteria. In the event we do not regain compliance by March 10, 2026, a second 180-day compliance period may be available if we provide written notice to Nasdaq that we intend to regain compliance with the bid price requirement during the second 180-day compliance period, by effecting a reverse stock split if necessary, and meet the $1 million market value of publicly held shares requirement for continued listing and all other initial inclusion requirements for the Nasdaq Capital Market, except for the bid price requirement. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us that our common stock is subject to delisting.

The perception among investors that we are at a heightened risk of delisting could negatively affect the market price and trading volume of our common stock. If our common stock is delisted from Nasdaq, the delisting could: substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; result in the potential loss of confidence by investors, suppliers, partners, and employees and fewer business development opportunities; and result in limited news and analyst coverage. Additionally, the market price of our common stock may decline further, and stockholders may lose some or all of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2025, we issued an aggregate of 11,966,347 shares of common stock to certain holders of Pre-Funded Warrants upon the exercise of Pre-Funded Warrants pursuant to a net exercise mechanism. Each Pre-Funded Warrant had an exercise price of $0.0001 per share. The issuances of the shares of common stock were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
During the three months ended September 30, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

Item 6. Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Amended and Restated Certificate of Incorporation.	10-K	3/17/2022	3.1

3.1(b)	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock.	10-Q	11/14/2022	3.1(b)

3.1(c)	Certificate of Elimination	8-K	1/17/2023	3.1

3.1(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	2/10/2023	3.1

3.2	Amended and Restated Bylaws.	10-Q	11/14/2022	3.2

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

10.1	Letter Agreement, dated August 15, 2025, by and between the Registrant and Tay Therapeutics Limited.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.				X

104	The cover page of VYNE Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included within Exhibit 101 attachments).
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
Dated: November 6, 2025

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Tyler Zeronda
Tyler Zeronda Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)