Form 10-K
period 2025-12-31
VYNE Therapeutics Inc.
filed 2026-02-27
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☐     No ☒
As of June 30, 2025, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $32.0 million based on the closing price of the registrant’s common stock, as reported by the Nasdaq Capital Market, on such date.
As of February 12, 2026, there were 33,323,171 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

VYNE THERAPEUTICS INC.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this "Annual Report") contains “forward-looking statements” within the meaning of Section 21E the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “if,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “until,” “will,” “would,” and similar expressions or variations.
These forward-looking statements include, but are not limited to, statements regarding the following matters:
•the completion of the Merger (as defined in this Annual Report) and our ability to satisfy the conditions to the closing of the Merger, including stockholder approval, and regulatory and governmental consents;
•our ability to successfully execute our business strategy;
•our ability to successfully develop our bromodomain and extra-terminal domain ("BET") inhibitor platform for immuno-inflammatory conditions;
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
•our ability to evaluate strategic opportunities for repibresib and VYN202;
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
•legislative, regulatory, political and geopolitical developments beyond our control, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy, instability in financial institutions, rising geopolitical tensions including tariffs and the potential impact of the BIOSECURE Act (as defined in this Annual Report);
•our ability to create and/or in-license intellectual property and the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and programs, including the projected terms of patent protection;
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
•our ability to attract and retain key scientific or management personnel, including following the closing of the Merger;
•our defense of any future litigation that may be initiated against us;
•our expectations regarding licensing, business transactions and strategic operations; and
•our future financial performance and liquidity.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in this Annual Report as well as our other filings made with the Securities and Exchange Commission ("SEC"). Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
COMPANY REFERENCES
Throughout this Annual Report, "VYNE," the "Company," "we," "us" and "our" refer to VYNE Therapeutics Inc. and its subsidiaries.
TRADEMARKS
The trademarks and registered trademarks of VYNE Therapeutics Inc. and our subsidiaries referred to in this Annual Report include VYNE Therapeutics®, InhiBET™, our logo and our name and logo used together. Third-party products and company names mentioned herein may be the trademarks of their respective owners.

Risk Factors Summary
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•Failure to complete, or delays in completing, the potential Merger with Yarrow could materially and adversely affect our results of operations, business, financial results and/or common stock price;

•The issuance of our Common Stock, including the shares of our Common Stock issued in exchange for shares of Yarrow common stock issued in the Yarrow Pre-Closing Financing, to Yarrow stockholders pursuant to the Merger Agreement and the resulting change in control from the Merger must be approved by our stockholders, and the Merger Agreement and transactions contemplated thereby must be approved by the Yarrow stockholders;

•If the Merger is not completed, our stock price may decline significantly;

•Some of Yarrow’s and our directors and executive officers have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests;

•If we do not successfully consummate the Merger or another strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of VYNE. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which we can give you no assurance;

•The reverse stock split may not increase the Combined Company’s stock price over the long-term;
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
•If the Merger is not completed, we may engage in another strategic transaction, which could impact our liquidity, increase our expenses and present significant distractions to our management;

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

We have exclusive worldwide rights to research, develop and commercialize products containing small molecule bromodomain and extra-terminal domain (“BET”) inhibitors for the treatment of any disease, disorder or condition in humans, which we licensed from Tay Therapeutics Ltd., formerly known as In4Derm Ltd ("Tay"). BET proteins are epigenetic enablers of transcription that regulate the expression of specific genes. Each BET protein consists of two bromodomains (“BD1” and “BD2”) and one end terminal (“ET”) domain. Through our transaction with Tay, we obtained access to a library of new small molecule BET inhibitor compounds including those that inhibit both BD1 and BD2 (“pan-BD” BET inhibitor) and that selectively inhibit BD2 (“BD2-selective” BET inhibitor). We initially focused our development efforts with these molecules on immune-mediated inflammatory diseases, which are not being targeted by current BET inhibitors in development.

In August 2025, we initiated a strategic review to evaluate a range of options to maximize stockholder value, including the assessment of our internal pipeline, financing opportunities and strategic alternatives. As part of this process, we evaluated opportunities for repibresib and VYN202, including as part of broader strategic alternatives. In conjunction, we implemented cost reductions to extend our cash runway.

Following the strategic review, we entered into an Agreement and Plan of Merger and Reorganization, dated as of December 17, 2025, which was amended on January 30, 2026 (as amended, the "Merger Agreement") with Yarrow Biosciences, Inc. ("Yarrow"), pursuant to which, among other matters, Yellow Merger Sub Corp., a direct, wholly owned subsidiary of ours ("Merger Sub"), will merge with and into Yarrow, with Yarrow surviving as a wholly owned subsidiary of VYNE and the surviving corporation of the merger (the "Merger"). In connection with the Merger, VYNE will change its name to “Yarrow Bioscience, Inc.” VYNE following the Merger is referred to herein as the “Combined Company.” The Merger is intended to qualify for federal income tax purposes as (1) a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code") and/or (2) an exchange of shares of Yarrow stock for VYNE common stock under Section 351(a) of the Code.

Following completion of the Merger, the Combined Company plans to focus on advancing YB-101 (also known as GS-098), a clinical-stage, potentially first-in-class TSHR antibody for the treatment of Graves Disease and explore a clinical development plan for the treatment of Thyroid Eye Disease. We may continue to evaluate opportunities for repibresib and VYN202, which may include a sale, license, transfer, disposition, divestiture or other monetization transaction to a third party or to a related party so long as the transaction would not result in material post-closing obligations to us without Yarrow’s consent. If the Merger Agreement is terminated, we may pursue other strategic alternatives, including financing opportunities, or liquidation.

The Proposed Merger and Special Cash Dividend

At the effective time of the Merger, (i) each then-outstanding share of Yarrow common stock, par value $0.0001 per share and Yarrow Series A Preferred Stock, par value $0.0001 per share, including any shares of Yarrow common stock or Yarrow pre-funded warrants issued in the Yarrow Pre-Closing Financing described below, will be converted into the right to receive a number of shares of VYNE common stock, par value $0.0001 per share or VYNE pre-funded warrants (as described below) equal to an exchange ratio calculated in accordance with the Merger Agreement (the "Exchange Ratio"), (ii) each then outstanding Yarrow option to purchase shares of Yarrow common stock will be converted into and become an option to purchase shares of VYNE common stock on the existing terms and conditions, subject to adjustment as set forth in the Merger Agreement, and (iii) each then-outstanding and unexercised pre-funded warrant to purchase shares of Yarrow common stock will be converted into a pre-funded warrant to purchase shares of VYNE common stock on the existing terms and conditions, subject to adjustment as set forth in the Merger Agreement and the form of pre-funded warrant.

In connection with the Merger, certain institutional investors led by an affiliate of RTW Investments purchased $100 million of Yarrow Series A Preferred Stock in a private placement and have agreed to purchase, prior to the closing of the Merger, an additional $100 million of Yarrow's common stock and/or pre-funded warrants, in a "Pre-Closing Financing" that will convert into VYNE common stock or VYNE pre-funded warrants at the closing of the Merger, in accordance with the Merger Agreement.

Each share of VYNE common stock that is issued and outstanding at the effective time of the Merger will remain issued and outstanding and such shares, subject to a proposed reverse stock split, will be unaffected by the Merger. Prior to the effective time, options to purchase shares of VYNE common stock and any VYNE restricted stock units will be accelerated. Any "in-the-money" options will be cancelled and cashed out; any "out-of-the-money" options will be cancelled for no consideration.

Under the terms of the Merger Agreement, the pre-Merger VYNE stockholders are expected to own approximately 3% of the Combined Company, and the pre-Merger Yarrow stockholders (inclusive of those investors who participated in Yarrow's Series A Preferred Financing and who will participate in Yarrow's Pre-Closing Financing, described above) are expected to own approximately 97% of the Combined Company, which is subject to adjustment in accordance with the Merger Agreement.

In addition, in connection with the closing of the Merger, we expect to declare a special cash dividend to our pre-Merger stockholders and warrant holders of approximately $14.5 million to $16.5 million in the aggregate, subject to adjustment as set forth in the Merger Agreement.

Our BETi Platform and Product Candidates to Date

Our former lead program is repibresib gel (also known as VYN201), a topically administered, small molecule pan-BD BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. We initiated a Phase 2b trial with repibresib gel in nonsegmental vitiligo ("NSV") subjects in June 2024. The Phase 2b trial was a randomized, double-blind, vehicle-controlled trial evaluating the efficacy, safety and pharmacokinetics of once-daily repibresib gel in NSV subjects in three dose cohorts (1%, 2% or 3% concentrations) compared to vehicle over 24 weeks, followed by a 28-week active treatment extension with subjects on vehicle crossing over to active doses. In July 2025, VYNE announced that the trial did not meet its primary endpoint of the proportion of subjects achieving an improvement in Facial Vitiligo Area Scoring Index of at least 50% from baseline (“F-VASI50”) at week 24 compared to vehicle. Based on these data, VYNE discontinued the then ongoing extension phase of the trial and terminated the trial.

We are currently developing VYN202, an oral, small molecule BD2-selective BET inhibitor. Prior studies have shown that while BD1 modulates cell-cycling and homeostatic functions, BD2 regulates gene expression of pro-inflammatory mediators in cells. VYN202 has been designed to achieve potential class-leading potency and selectivity for BD2 vs. BD1. By maximizing BD2 selectivity, we believe VYN202 has the potential to be a potent oral immunomodulator option for both acute control and chronic management of immune-mediated inflammatory conditions, without the hematologic and gastrointestinal adverse effects associated with earlier generation systemic pan-BD BET inhibitors that were being developed in oncologic settings. We initiated a Phase 1b trial in February 2025 in adult subjects with moderate-to-severe plaque psoriasis. The Phase 1b trial was a randomized, double-blind, placebo-controlled trial of once daily treatment with VYN202 capsules dosed for 12 weeks, to primarily evaluate the safety of VYN202 across four cohorts (0.25 mg, 0.5 mg, 1 mg doses and placebo), with secondary objectives that include pharmacokinetics and preliminary evidence of efficacy via endpoints evaluating improvements from baseline in psoriasis area and severity index (PASI) scores. In April 2025, the FDA verbally placed a clinical hold on our Phase 1b trial following an observation of testicular toxicity in dogs from a non-clinical toxicology study of VYN202. In June 2025, the FDA lifted the clinical hold for two doses of VYN202 for female subjects. Further, the FDA indicated that sufficient data from a 12-week non-clinical toxicology study of VYN202 in dogs would be required in order to resume studies in male clinical subjects. The design of this toxicology study was agreed upon with the FDA. In July 2025, we made the decision to unblind the clinical data from the seven subjects who were enrolled in the trial (VYN202 treated: n=6 across 0.25 mg, 0.5 mg and 1 mg doses; placebo treated: n=1). All subjects treated with VYN202 had an improvement in signs and symptoms of disease, while the subject who received placebo did not. In addition, the subjects who received VYN202 for greater than one week showed reductions in serum cytokine levels involved in the pathogenesis of plaque psoriasis, while there was no change in this biomarker level for the subject receiving placebo.

Based on this data, together with promising results for VYN202 in multiple preclinical models, we terminated the Phase 1b psoriasis trial in support of continued advancement of VYN202 into other serious, immune-mediated diseases with more limited effective treatment options. In October 2025, we initiated the repeat non-clinical toxicology study of VYN202 in male dogs to remedy the partial hold in male clinical subjects. The study is expected to be completed in the second half of 2026, with a final report expected in the fourth quarter of 2026.

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

Cytokine receptor
TCR
TLR
IKKγ
IKKα
IKKβ
NFκB
IκBα
p50
p65
Cytokine protein
cytoplasm
ER
nucleus
NFκB
BET
BD2
BD1
Acetylated
p-TefB
Cytokine RNA
histones
chromatin
RNA-polymerase II
DNA

Our BET Inhibitor Platform and Product Candidates

InhiBET™ BET Inhibitor Platform

Through our partnership with Tay, we have exclusive worldwide rights to research, develop and commercialize products containing certain BET inhibitor compounds for the treatment of any disease, disorder or condition in humans.

Repibresib - Locally Administered Pan-BD BET Inhibitor

Until July 2025, our lead product was repibresib gel (also known as VYN201), a topically administered, small molecule pan-bromodomain (“BD”) BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. We initiated a Phase 2b trial in nonsegmental vitiligo in June 2024. The trial evaluated 177 subjects (mITT population). In July 2025, we announced that the trial did not meet its primary endpoint of the proportion of subjects achieving an improvement in Facial Vitiligo Area Scoring Index of at least 50% from baseline (“F-VASI50”) at week 24 compared to vehicle. Based on these data, we discontinued the ongoing extension phase of the trial and terminated the trial. Repibresib gel is covered by patents providing composition of matter patent exclusivity into at least 2042 in the United States and into at least 2040 in Europe, Japan and other large global pharmaceutical markets. We are seeking an external partner for continued development of repibresib gel.

VYN202 - Oral BD2-Selective BET Inhibitor

VYN202 is an oral, small molecule BD2-selective BET inhibitor that has been designed to achieve potential class-leading potency and selectivity for BD2 vs. BD1. Systemic BET inhibitors have historically targeted both BD1 and BD2 less selectively, which we believe caused gastrointestinal toxicity and bone marrow suppressive effects like thrombocytopenia. By maximizing BD2 selectivity, we believe VYN202 may alleviate these toxicities observed by other less BD2-selective BET inhibitors in development for oncology and have the potential to be a potent, oral immunomodulator option for both acute control and chronic management of immune-mediated conditions, where the damaging effects of unrestricted inflammatory signaling activities are common.

Phase 1b Trial

In February 2025, we initiated a Phase 1b trial of VYN202 in adult subjects with moderate-to-severe plaque psoriasis. In April 2025, the FDA verbally placed a clinical hold on our Phase 1b trial following an observation of testicular toxicity in dogs from a non-clinical toxicology study of VYN202. In June 2025, the FDA lifted the clinical hold for two doses of VYN202 for female subjects. Further, the FDA indicated that sufficient data from a 12-week non-clinical toxicology study of VYN202 in dogs would be required in order to resume studies in male clinical subjects. The design of this toxicology study was agreed upon with the FDA. There were no serious adverse events observed in subjects that were enrolled in the Phase 1b trial.

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

Based on this data, together with promising results for VYN202 in multiple preclinical models, we terminated the Phase 1b psoriasis trial in support of continued advancement of VYN202 into other serious, immune-mediated diseases with more limited effective treatment options. In October 2025, we initiated the repeat non-clinical toxicology study of VYN202 in male dogs to remedy the partial hold in male clinical subjects. The study is expected to be completed in the second half of 2026, with a final report expected in the fourth quarter of 2026.

Manufacturing

We have historically contracted with third-party manufacturers for all of our required raw materials, active ingredients and finished products for our preclinical studies and clinical trials for our product candidates. We currently have no plans to establish our own manufacturing capabilities and plan to continue to rely on third-party manufacturers for any future trials of our product candidates.

Together with contract manufacturing organizations (“CMOs”), we previously developed the validation processes, methods, tests and/or controls that we believed were suitable for the manufacturing of our product candidates and for defining their properties. Development stage quantities of any products that we developed needed to be manufactured in facilities and by processes that complied with the requirements of the FDA and the regulatory agencies of other jurisdictions in which it may have sought approval. We required all of our CMOs to comply with these requirements and employed internal and external resources to manage our manufacturing contractors. In addition, the relevant manufacturers of our product candidates for our prior preclinical and clinical trials advised us that they were compliant with both the FDA’s Good Laboratory Practices (“GLP”) and the FDA's current Good Manufacturing Practice (“cGMP”) guidances.

Development and License Agreements

Agreements with Tay

Evaluation and Option Agreement

In April 2021, we entered into an Evaluation and Option Agreement (the “Option Agreement”) with Tay. Pursuant to the Option Agreement, Tay granted us an exclusive option to obtain certain exclusive worldwide rights to research, develop and commercialize products containing Tay’s BET inhibitor compounds for the treatment of any disease, disorder or condition in humans. Pursuant to the Option Agreement, we agreed to use commercially reasonable efforts to develop and manufacture a product with a pan-BD BET inhibitor as its active ingredient, and Tay agreed to provide a mutually agreed data package and select a new chemical entity development candidate from its Oral BET inhibitor ("BETi") Compounds. We paid a $1.0 million non-refundable cash payment to Tay upon execution of the Option Agreement.

Under the terms of the Option Agreement, our option (the “Oral Option”) with respect to the Oral BETi Compounds was to expire on June 30, 2022, but in June 2022, we entered into a letter agreement with Tay to extend the option term to February 28, 2023. In February 2023, we entered into an additional letter agreement with Tay pursuant to which the option term was further extended to April 30, 2023. We exercised the Oral Option for VYN202 on April 28, 2023.

License for Locally Administered Pan-BD BET Inhibitor Program (Repibresib)

In August 2021, we exercised our option with respect to the repibresib program and entered into a license agreement (the “Repibresib License Agreement”) granting us a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s pan-BD BET inhibitor compounds in all fields. We have the sole responsibility for development, regulatory, marketing and commercialization activities to be conducted for the licensed products at our sole cost and discretion. We are required to use commercially reasonable efforts to develop and, if approved, commercialize such products. Pursuant to the Repibresib License Agreement, a joint development committee consisting of one representative from each party reviews the progress of the development plan for the licensed products. Pursuant to the Repibresib License Agreement, we may develop a product that contains or incorporates a specific BET inhibitor, whether alone or in combination with other active ingredients, in any form, formulation, presentation, or dosage, and for any mode of administration.

We made a $0.5 million cash payment to Tay in 2021 in connection with entering into the Repibresib License Agreement. Pursuant to the Repibresib License Agreement, we agreed to make cash payments to Tay upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States of up to $15.75 million for all indications, of which $1.8 million has been paid or accrued through December 31, 2025. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the Repibresib License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by it, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales of licensed products under the Repibresib License Agreement and the VYN202 License Agreement, subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

Pursuant to the Repibresib License Agreement, we were granted a sublicense under certain intellectual property which was licensed to Tay by the University of Dundee (“Dundee”) pursuant to a certain license agreement between Tay and Dundee effective as of July 24, 2020 and amended and restated on October 8, 2021 (the “Head License”). On February 13, 2025, Tay and Dundee entered into an agreement for the termination of the Head License and assignment of such intellectual property from Dundee to Tay. Upon termination of the Head License, the Repibresib License Agreement was accordingly amended to reflect the assignment of the intellectual property to Tay upon its payment in full to Dundee. The amendment does not change any of Tay’s or our rights or obligations under the Repibresib License Agreement, except that any obligations owed by us to Dundee with respect to repibresib are now owed to Tay.

License for Selective BET Inhibitor Program (VYN202)

On April 28, 2023, we exercised the Oral Option and entered into a license agreement (the “VYN202 License Agreement”) with Tay granting it a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s Oral BETi Compounds in all fields. We have the sole responsibility for development, regulatory, marketing and commercialization activities to be conducted for the licensed products at our sole cost and discretion, and shall use commercially reasonable efforts to develop and, if approved, commercialize such products. We may sublicense our rights to a third party without Tay’s consent. Pursuant to the VYN202 License Agreement, a joint development committee consisting of one representative from each party reviews the progress of the development plan for the licensed products.

We made a cash payment of $3.75 million to Tay in connection with entering into the VYN202 License Agreement. Pursuant to the terms of the VYN202 License Agreement, we agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $2.3 million has been paid or accrued through December 31, 2025. In August 2025, we paid Tay $1,000,000 in partial satisfaction of the "Phase 2 Milestone" under the VYN202 License Agreement for the initiation of the Phase 1b trial in psoriasis and amended the VYN202 License Agreement to provide that upon initiation of a new clinical trial in a target patient population involving VYN202 for oral administration with an efficacy endpoint, regardless of the trial's phase designation or regulatory classification, we shall pay Tay the remaining $4,000,000 amount under the "Phase 2 Milestone." All other terms of the VYN202 License Agreement were unchanged. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the VYN202 License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by it, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales of licensed products under the VYN202 License Agreement and the Repibresib License Agreement, subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

Intellectual Property

Our intellectual property and proprietary technology are essential to the development of our product candidates. We are committed to protecting our intellectual property rights, core technologies and other know-how through a combination of patents, trademarks, domain names, trade dress, trade secrets, copyrights, non-disclosure and confidentiality agreements, common interest agreements to protect privileged confidential information, licenses, assignments of invention and other contractual arrangements with our employees, scientific advisors, consultants, partners, suppliers, customers and others. These agreements and rights may, however, be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets and other proprietary and confidential information may otherwise become known or be independently discovered by competitors. To the extent that our employees, scientific advisors, consultants, partners, or other contractors use intellectual property owned by others in their work for it, disputes may arise as to the rights in related or resulting know-how and inventions.

Our success will also depend at least in part on not infringing the proprietary rights of third parties. While we are diligent in our efforts to investigate proprietary rights of third parties, no search is completely exhaustive. For example, a relevant patent or published application could escape detection because of unusual terminology or use of terminology that is still evolving in developing technological fields. Also, databases used in the searches may not be entirely complete. It is uncertain whether the issuance of any third party patent would require us to alter our development strategies, alter our processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop our current and future product candidates may have a material adverse impact on it. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in derivation, interference or other proceedings in the United States Patent and Trademark Office (“USPTO”) to determine derivation or priority of invention. We may also have to participate in court proceedings or arbitration to defend and assert our rights.

Our BET inhibitor patent portfolio is licensed in and/or is being developed by us and comprises or is derived from several PCT applications, various national applications and certain provisional applications.

As of December 31, 2025, our patent portfolio in relation to our repibresib program includes granted patents in the United States, Europe, Eurasia, Hong Kong, Indonesia, Israel, India, Japan, Mexico, and South Africa and pending compound and composition patent applications in the United States, China, Europe, New Zealand, Australia, Brazil, Canada, South Korea, New Zealand, and Thailand, licensed from Tay. A PCT application covering the compound, which published as WO 2020/216779, was filed nationally in more than 15 jurisdictions, including the U.S., China, Europe, Eurasia, and Japan. Subject to being granted and payments of the appropriate maintenance fees, each patent will expire in 2040, without accounting for any potential patent term adjustment in the United States.

In addition, two provisional applications directed to various uses of repibresib are pending. Subject to the provisional application converting to a non-provisional application and these patent applications being granted and payments of the appropriate maintenance fee, each patent will expire in 2046, without accounting for any potential patent term adjustment in the United States.

As of December 31, 2025, VYNE’s patent portfolio in relation to VYNE’s VYN202 program includes a granted patent in the United Kingdom and pending compound and composition patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, New Zealand, Thailand, United States, and South Africa, licensed from Tay. A PCT application covering the compound, which published as WO 2023/275542, was filed nationally in more than 15 jurisdictions, including the U.S., China, Europe, Eurasia and Japan. Subject to being granted and payments of the appropriate maintenance fees, each patent will expire in 2042, without accounting for any potential patent term adjustment in the United States. Two additional compound and composition PCT applications were also filed in relation to VYN202 and our oral BD2-selective BET inhibitor program exclusively licensed from Tay. A PCT application covering compounds and compositions related to VYN202, which published as WO 2024/138201, is pending nationally in the United States, Europe, Australia, Brazil, Canada, China, Eurasia, United Kingdom, Indonesia, Israel, India, Japan, South Korea, Mexico, New Zealand, Thailand, and South Africa. Subject to being granted and payment of the appropriate maintenance fees, each patent will expire in 2043, without accounting for any potential patent term adjustment in the United States An additional PCT covering compounds and compositions related to VYN202, which published as WO 2024/018423, is pending nationally in the United States and Europe. Subject to being granted and payment of the appropriate maintenance fees, each patent will expire in 2043, without accounting for any potential patent term adjustment in the United States.

One additional PCT application directed to various uses of VYN202 is pending in relation to VYN202. Subject to this PCT application being filed nationally, and the patent applications being granted and payments of the appropriate maintenance fees, the patents will expire in 2045, without accounting for any potential patent term adjustment in the United States In addition, six provisional applications directed to VYN202 method of use and combination therapies are pending. Subject to filing a non-provisional and the patent applications being granted and payments of the appropriate maintenance fees, this patent would expire in 2046, without accounting for any potential patent term adjustment in the United States.

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

Many of the companies against which we are competing, or against which we may compete in the future, have significantly greater financial resources and expertise in research and development, manufacturing, and preclinical and clinical development than it does. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our development programs.

We are currently developing VYN202 for the treatment of various immune-mediated conditions, which include indications in highly competitive markets. Many companies, including large pharmaceutical companies such as AbbVie, Amgen, Bristol Myers Squibb, Johnson & Johnson, UCB, LEO Pharma, Janssen Pharmaceuticals, Roche, Eli Lilly, Pfizer and others, have approved drugs (and are developing) small molecule and biologics in these therapeutic classes. For example, our initial proof-of-concept indication was moderate-to-severe plaque psoriasis which is a competitive market. The psoriasis market includes several approved anti-IL-17 antibody therapies, including COSENTYX, marketed by Novartis; TALTZ, marketed by Eli Lilly; SILIQ, marketed by Bausch Health; and BIMZELX, marketed by UCB SA. Other classes of injectable biologics approved for use in indications for which IL-17 therapeutics are also approved include anti-IL-12/23 and anti TNFα monoclonal antibodies marketed by AbbVie, Sun Pharmaceutical Industries and Janssen Pharmaceuticals, among others. Furthermore, the oral PDE4 inhibitor, OTEZLA, marketed by Amgen, and oral TYK2 inhibitor, SOTYKTU, marketed by Bristol Myers Squibb, are approved for the treatment of psoriasis. In addition, we are aware of other oral therapeutic candidates including other TYK2 inhibitors, oral IL-17 inhibitors, and oral IL-23 inhibitors being developed by Takeda Pharmaceutical Company, Ventyx Biosciences, Eli Lilly, LEO Pharma and Johnson & Johnson, among others. Similarly, any potential alternative indications for which we develop VYN202 may also be in highly competitive markets.

The commercial opportunity for our product candidates, if approved, could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drug we may develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than it, which could result in our competitors establishing a strong market position before our product candidates are able to enter the market.

Government Regulation

Our business is subject to extensive government regulation. Regulation by governmental authorities in the United States and other jurisdictions is a significant factor in our research and development activities.

Product approval process in the United States

Review and approval of drugs

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations. In general, new drug products require the submission of a New Drug Application (“NDA”) and approval thereof by the FDA prior to being marketed in the United States. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions and enforcement actions brought by the FDA, the Department of Justice or other governmental entities. Possible sanctions may include the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties.

The process required by the FDA prior to marketing and distributing a new drug product in the United States generally involves the following:

•completion of laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice (“GLP”) or other applicable regulations;
•submission to the FDA of an application for an IND which must become effective before human clinical trials may begin;
•approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated at that site;
•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (“GCP”) requirements to establish the safety and efficacy of the proposed drug for its intended use;
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
•payment of user fees and FDA review and approval of an NDA; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and the potential requirement to conduct post-approval studies.

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

Submission of an NDA to the FDA

The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture, control and composition of the product, are submitted to the FDA as part of an NDA requesting approval to market the product candidate for a proposed indication. Under the Prescription Drug User Fee Act (“PDUFA”) as amended, applicants are required to pay fees to the FDA for reviewing an NDA. These user fees, as well as the annual fees required for commercial manufacturing establishments and for approved products, can be substantial. Each NDA submitted to the FDA for approval is reviewed for administrative completeness and reviewability within 60 days following submission of the application. If found complete, the FDA will “file” the NDA, thus triggering a full review of the application. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission.

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

Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not encourage, market or promote such off-label uses. As a result, “off-label promotion” has formed the basis for litigation under the Federal False Claims Act (“FCA”) violations of which are subject to significant civil fines and penalties. In addition, under the federal Physician Payments Sunshine Act, manufacturers of certain prescription products are required to disclose annually to the Centers for Medicare & Medicaid Services (“CMS”) payments or transfers of value made to “covered recipients” and teaching hospitals, and ownership or investment interests held by covered recipients and their immediate family members. Reportable payments and transfers of value may be direct or indirect, in cash or kind, for any reason, and are required to be disclosed even if the transfers are not related to an approved product. Failure to comply with the Physician Payments Sunshine Act could result in penalties up to $1.15 million per year.

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

Regulation in the European Economic Area

In the European Economic Area (“EEA”) which is composed of the Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”).

There are two types of MAs:

•The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a marketing authorization application (“MAA”) is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210 days review period is reduced to 150 days.

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

Prior to obtaining an MA in the EEA, applicants have to demonstrate compliance with all measures included in a Pediatric Investigation Plan (“PIP”) approved by the EEA regulatory agency, covering all subsets of the pediatric population, unless the EEA regulatory agency has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

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

Third party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. A payor may not consider a product to be medically necessary or cost-effective. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved, or that other payors will similarly provide similar coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on its investment in product development.

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent U.S. Congressional inquiries and federal and state legislation designed to, among other things, increase drug pricing transparency, expedite generic competition, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. The U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

CMS administers the Medicaid drug rebate program, in which pharmaceutical manufacturers pay quarterly rebates to each state Medicaid agency. Generally, for branded prescription drugs marketed under NDAs, manufacturers are required to rebate the greater of 23.1% of the average manufacturer price or the difference between such price and the best price during a specified period (subject to inflation). An additional rebate for products marketed under NDAs is payable if the average manufacturer price increases at a rate higher than inflation, and other methodologies apply to new formulations of existing drugs. In addition, the Patient Protection and Affordable Care Act (the “ACA”) revised certain definitions used for purposes of calculating the rebates, including the definition of “average manufacturer price.” Various state Medicaid programs have implemented voluntary supplemental drug rebate programs that may provide states with additional manufacturer rebates in exchange for preferred status on a state’s formulary or for patient populations that are not included in the traditional Medicaid drug benefit coverage.

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

There have been executive, judicial, Congressional, and political challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act ("OBBBA"), was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is possible that there will be additional health reform measures. It is unclear how any such challenges, if any, and other efforts to modify, repeal and replace the ACA will impact the ACA.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program, including any third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making false statements relating to healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their implementing regulations, which imposes privacy, security, transmission and breach reporting obligations, including mandatory contractual terms, with respect to individually identifiable health information including Protected Heath Information (“PHI”), upon “covered entities” subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates and covered subcontractors that perform services on their behalf that involve individually identifiable health information, including PHI. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Other federal and state laws, such as the Federal Trade Commission Act, also impose requirements with respect to individuals' personal information;

•the federal Physician Payments Sunshine Act requires certain manufacturers of prescription drugs, devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value to physicians, dentists, optometrists, podiatrists, chiropractors, certain other healthcare professionals (such as nurse practitioners and physicians assistants), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. In addition, Section 6004 of the ACA requires annual reporting of information about drug samples that manufacturers and authorized distributors provide to physicians; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply more broadly than their U.S. federal analogues, such as to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require drug companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require drug manufacturers to report information related to drug pricing or payments and other transfers of value to healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation (“GDPR”) which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other healthcare regulations that apply to it, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or consent decree, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and pursue our strategy.

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

These laws, regulations and permits could potentially require the expenditure by us of significant amounts for compliance or remediation. If we fail to comply with such laws, regulations or permits, it may be subject to fines and other civil, administrative or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities. In addition, we may be required to pay damages or civil judgments in respect of third party claims, including those relating to personal injury (including exposure to hazardous substances we use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental, health and safety laws allow for strict, joint and several liability for remediation costs, regardless of comparative fault. We may be identified as a responsible party under such laws. Such developments could have a material adverse effect on our business, financial condition and results of operations.

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

Human Capital Resources

As of December 31, 2025, we had a total of 10 full-time employees. All of our employees are located in the United States. From time to time, we also retain independent contractors and consultants to support our organization. We believe that our internal R&D capabilities coupled with our third-party R&D consultants are sufficient to execute our clinical development strategy in a cost-effective manner. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

Our principal executive offices were previously located in Bridgewater, NJ. Effective November 1, 2025, we have been operating on a fully remote model. Our website is www.vynetherapeutics.com. We may use our website to comply with disclosure obligations under Regulation FD. Therefore, investors should monitor our website in addition to following its press releases, filings with the SEC, public conference calls, and webcasts. The contents of our website are not intended to be incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Risks Related to the Proposed Merger

Failure to complete, or delays in completing, the potential Merger with Yarrow could materially and adversely affect VYNE's results of operations, business, financial results and/or common stock price.

On December 17, 2025, VYNE entered into the Merger Agreement with Yarrow pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Yarrow, with Yarrow continuing as a wholly owned subsidiary of VYNE and the surviving corporation of the Merger. Consummation of the Merger is subject to certain closing conditions, a number of which are not within VYNE's control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. VYNE cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that VYNE will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all.

VYNE's efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, VYNE's business, which may materially adversely affect VYNE's results of operation and business. Uncertainty as to whether the Merger will be completed in a timely manner or at all may affect VYNE's ability to retain and motivate existing employees. Uncertainty as to whether the Merger will be completed in a timely manner or at all could adversely affect VYNE's business and relationship with collaborators, suppliers, vendors, regulators and other business partners. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

If the conditions to the Merger are not satisfied or waived, the Merger may not occur. Even if the Merger is approved by VYNE's stockholders and the stockholders of Yarrow, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the Merger. These conditions are set forth in the Merger Agreement. We cannot assure you that all of the conditions to the consummation of the Merger will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or the closing may be delayed.

VYNE and Yarrow may mutually agree to waive the condition to the Merger requiring approval for listing on Nasdaq Stock Market ("Nasdaq"), and if such condition is waived, the Combined Company’s stock may not be listed on Nasdaq following completion of the Merger.

Pursuant to the Merger Agreement, VYNE agreed, to the extent required by the rules and regulations of Nasdaq, to use commercially reasonable efforts to cause the shares of VYNE common stock being issued in the Merger to be approved for listing on Nasdaq at or prior to the Effective Time. Additionally, under the Merger Agreement, each of VYNE’s and Yarrow’s obligation to complete the Merger is subject to the satisfaction or waiver by each of the parties of various conditions, including that the shares of VYNE common stock to be issued in the Merger have been approved for listing (subject to official notice of issuance) on Nasdaq as of the closing of the Merger. In the event that the shares of VYNE common stock to be issued in the Merger are not approved for listing on Nasdaq, it is possible (although not likely) that VYNE and Yarrow may mutually agree to waive the applicable condition and nonetheless proceed with completing the Merger. If such condition is waived, VYNE will not recirculate an updated proxy statement/ prospectus, nor will VYNE solicit a new vote of stockholders prior to proceeding with the Merger. If VYNE proceeds with the Merger in these circumstances, the Combined Company’s stock may not be listed on Nasdaq.

If the Combined Company’s stock is not listed on Nasdaq following completion of the Merger, trading of the shares could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it is likely that there would be significantly less liquidity in the trading of the Combined Company common stock, decreases in institutional and other investor demand for the shares, a reduction in coverage by securities analysts, a decrease in market making activity and information available concerning trading prices and volume, and fewer broker dealers willing to execute trades in the Combined Company common stock. Also, it may be difficult for the Combined Company to raise additional capital if the Combined Company common stock is not listed on a major exchange. The occurrence of any of these events could result in a further decline in the market price of the Combined Company common stock and could have a material adverse effect on the Combined Company.

The Exchange Ratio for the Merger will not change or otherwise be adjusted based on the market price of VYNE common stock.

Applying the Exchange Ratio, based on Yarrow’s and VYNE's capitalization as of December 17, 2025 and taking into account VYNE's current cash position, (i) each then-outstanding share of Yarrow capital stock (including shares of Yarrow common stock issued in the Yarrow pre-closing financing), excluding any shares to be cancelled pursuant to the Merger Agreement and excluding dissenting shares, will be converted into the right to receive a number of shares of VYNE common stock and/or VYNE pre-funded warrants, as applicable, equal to 35.8667, (ii) each then-outstanding Yarrow option will be converted into and become an option to purchase shares of VYNE common stock on the existing terms and conditions (including with respect to vesting and accelerated vesting), subject to adjustment as set forth in the Merger Agreement, and (iii) each then-outstanding and unexercised Yarrow Pre-Funded Warrant will be converted into a VYNE Pre-Funded Warrant, subject to adjustment as set forth in the Merger Agreement and the form of pre-funded warrant. Applying the Exchange Ratio, the former Yarrow securityholders immediately before the Merger are expected to own approximately 97.0% of the aggregate number of shares of the Combined Company’s capital stock following the Merger (on a fully-diluted basis, and subject to dilution from any equity issued by Yarrow after December 17, 2025 and before the closing), and VYNE securityholders immediately before the Merger are expected to own approximately 3.0% of the aggregate number of shares of the Combined Company capital stock following the Merger (on a fully-diluted basis), subject to certain assumptions, including, but not limited to, that VYNE’s net cash as of Closing will be approximately $0, after giving effect to the cash dividend, which is expected to be approximately $14.5 to $16.5 million.

Any changes in the market price of VYNE common ctock before the completion of the Merger will not affect the number of shares Yarrow stockholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger, the market price of VYNE common stock increases from the market price on the date of the Merger Agreement, then Yarrow stockholders could receive merger consideration with substantially more value for their shares of Yarrow Capital Stock than the parties had negotiated when they established the Exchange Ratio. Similarly, if before the completion of the Merger, the market price of VYNE common stock declines from the market price on the date of the Merger Agreement, then Yarrow stockholders could receive merger consideration with substantially lower value. The Merger Agreement does not include a price-based termination right.

The issuance of VYNE common stock, including the shares of our Common Stock issued in exchange for shares of Yarrow common stock issued in the Yarrow Pre-Closing Financing, to Yarrow stockholders pursuant to the Merger Agreement and the resulting change in control from the Merger must be approved by our stockholders, and the Merger Agreement and transactions contemplated thereby must be approved by the Yarrow stockholders.

Failure to obtain these approvals would prevent the closing of the Merger. Before the Merger can be completed, our stockholders must approve, among other things, the issuance of VYNE common stock, including shares of Yarrow common stock issued in the Yarrow Pre-Closing Financing, to Yarrow stockholders pursuant to the Merger Agreement and the resulting change in control from the Merger, and Yarrow stockholders must adopt the Merger Agreement and approve the Merger and the related transactions. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Merger.

The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry-wide changes or other causes.

In general, neither we nor Yarrow is obligated to complete the Merger if there is a material adverse effect affecting the other party between December 17, 2025, the date of the Merger Agreement, and the closing of the Merger. However, certain types of causes are excluded from the concept of a “material adverse effect.” Such exclusions include, but are not limited to, changes in general economic or political conditions, industry-wide changes, changes resulting from the announcement of the Merger, natural disasters, pandemics, other public health events or force majeure events and changes in U.S. generally accepted accounting principles. Therefore, if any of these events were to occur and adversely affect us or Yarrow, the other party would still be obliged to consummate the closing of the Merger notwithstanding such material adverse effect. If any such adverse effects occur and we consummate the closing of the Merger, the stock price of the Combined Company may suffer. This in turn may reduce the value of the Merger to our stockholders, the stockholders of Yarrow or both.

If the Merger is not completed, VYNE's stock price may decline significantly.

The market price of VYNE common stock is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of VYNE's common stock will likely be volatile based on whether stockholders and other investors believe that we can complete the Merger or otherwise raise additional capital to support our operations if the Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of VYNE's common stock has been and may be exacerbated by low trading volume. Additional factors that may cause the market price of VYNE common stock to fluctuate include:

•announcements of the results of our clinical trials, discussions with regulators, and regulatory approval decisions;
•the entry into, or termination of, key agreements, including commercial partner agreements;
•announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
•the loss of key employees;
•future sales of VYNE common stock;
•general and industry-specific economic conditions that may affect our research and development expenditures; and
•period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of VYNE common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

If we complete the Merger, the Combined Company will need to raise additional capital, including by potentially issuing equity securities or incurring debt, which may cause significant dilution to the Combined Company’s stockholders or restrict the Combined Company’s operations.

In connection with the Merger, VYNE and Yarrow entered into the Securities Purchase Agreement with certain investors, including existing investors of Yarrow, pursuant to which the investors agreed to purchase, in the aggregate, $100.0 million in shares of Yarrow common stock and Yarrow pre-funded warrants in the Yarrow Pre-Closing Financing immediately prior to the closing of the Merger. Although the closing of the Yarrow Pre-Closing Financing is not a condition to the closing of the Merger with Yarrow, the closing of the Yarrow Pre-Closing Financing is conditioned upon the satisfaction or waiver of the conditions to the closing of the Merger as well as certain other conditions. The shares of Yarrow common stock and the Yarrow pre-funded warrants issued in the Yarrow Pre-Closing Financing will result in dilution to all securityholders of the Combined Company (i.e., both VYNE's pre-Merger securityholders and former Yarrow securityholders).

Additional financing may not be available to the Combined Company, when we need it or may not be available on favorable terms.

To the extent that the Combined Company raises additional capital by issuing equity securities, such financing will cause additional dilution to all securityholders of the Combined Company, including VYNE's pre-Merger securityholders and Yarrow’s former securityholders. It is also possible that the terms of any new equity securities may have preferences over the Combined Company common stock. Any debt financing the combined company enters into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of VYNE's assets, as well as prohibitions on VYNE's ability to create liens, pay dividends, redeem VYNE stock or make investments. In addition, if the Combined Company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the Combined Company.

Some of Yarrow’s and VYNE's directors and executive officers have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Our directors and executive officers and those of Yarrow may have interests in the Merger that are different from, or in addition to, the interests of VYNE's other stockholders generally. These interests with respect to VYNE's directors and executive officers may include, among others, retention bonus payments, acceleration of previously issued equity awards, severance payments if employment is terminated in a qualifying termination in connection with the Merger and rights to continued indemnification, expense advancement and insurance coverage.

Further, certain current members of the Yarrow board of directors will continue as directors of the Combined Company after the effective time, and, following the closing of the Merger, will be eligible to be compensated as non-employee directors of the Combined Company pursuant to VYNE's non-employee director compensation policy that is expected to remain in place following the effective time.

These interests, among other factors, may have influenced the directors and executive officers of each company to support or approve the Merger.

Each of the VYNE board and the Yarrow board was aware of and considered those interests, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the Merger, and recommend the approval of the Merger Agreement to the VYNE stockholders and Yarrow stockholders, respectively.

The VYNE stockholders and the stockholders of Yarrow may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger, including the conversion of Yarrow common stock issued in the Yarrow Pre-Closing Financing.

If the Combined Company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, VYNE's stockholders and Yarrow's stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the Combined Company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

VYNE securityholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the Combined Company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the Merger, VYNE's current stockholders will generally own a smaller percentage of the Combined Company than their ownership of the company prior to the Merger. Immediately after the Merger, VYNE securityholders as of immediately prior to the Merger are expected to own approximately 3.0% of the outstanding shares of capital stock of the Combined Company (on a fully-diluted basis, and subject to dilution from any equity issued by Yarrow after December 17, 2025 and before the closing), and former holders of Yarrow securities are expected to own approximately 97.0% of the outstanding shares of capital stock of the Combined Company (on a fully-diluted basis), subject to certain assumptions, including, but not limited to, our net cash as of closing being approximately $0, after giving effect to the Cash Dividend, which is expected to be approximately $14.5 to $16.5 million. The Chief Executive Officer of Yarrow will serve as the Chief Executive Officer of the combined company following the completion of the Merger.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

While the Merger Agreement is in effect, each party is generally prohibited from, among other things, soliciting, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry. In addition, our current directors and executive officers have entered into support agreements pursuant to the terms of the Merger Agreement, and as an inducement to Yarrow’s willingness to enter into the Merger Agreement, by which they have agreed to vote all of their shares of common stock in favor of the Merger Agreement and the transactions contemplated thereby and against any competing proposals, subject to certain limited exceptions. These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the merger consideration in the combination.

Because the lack of a public market for Yarrow common stock makes it difficult to evaluate the fair market value of its capital stock, the value of VYNE common stock to be issued to Yarrow stockholders may be more or less than the fair market value of Yarrow common stock.

The outstanding capital stock of Yarrow is privately held and is not traded on any public market. The lack of a public market makes it difficult to determine the fair market value of Yarrow capital stock. Because the percentage of the equity to be issued to Yarrow stockholders was determined based on negotiations between the parties, it is possible that the value of VYNE common stock to be issued to Yarrow stockholders will be more or less than the fair market value of Yarrow Capital Stock.

Lawsuits may be filed against us, Yarrow, or any of the members of our or Yarrow's boards of directors arising out of the Merger, which may delay or prevent the Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Yarrow, the Yarrow board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and VYNE or Yarrow may not be successful in defending against any such future claims. Lawsuits that may be filed against VYNE, VYNE's board of directors, Yarrow, or the Yarrow board of directors could delay or prevent the Merger, divert the attention of VYNE's or Yarrow’s management and employees from their day-to-day business and otherwise adversely affect us and Yarrow financially.

VYNE has never paid and, other than in connection with the Merger with Yarrow, does not intend to pay any cash dividends in the foreseeable future.

VYNE has never paid cash dividends on any of its capital stock. Other than in connection with the Merger, VYNE does not currently anticipate declaring or paying cash dividends on its capital stock in the foreseeable future.

If VYNE does not successfully consummate the Merger or another strategic transaction, VYNE's board of directors may decide to pursue a dissolution and liquidation of VYNE. In such an event, the amount of cash available for distribution to VYNE stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which VYNE can give you no assurance.

There can be no assurance that the Merger will be completed. If the Merger is not completed, VYNE's board of directors may decide to pursue a dissolution and liquidation of VYNE. In such an event, the amount of cash available for distribution to VYNE stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing the Merger. In addition, if VYNE's board of directors were to approve and recommend, and VYNE stockholders were to approve, a dissolution and liquidation of VYNE, VYNE would be required under Delaware law to pay its outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making distributions in liquidation to stockholders. VYNE's commitments and contingent liabilities may include obligations under VYNE's employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of VYNE, litigation against VYNE, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of VYNE's assets would need to be reserved pending the resolution of such obligations.

In addition, VYNE may be subject to litigation or other claims related to a dissolution and liquidation of VYNE. If a dissolution and liquidation were to be pursued, VYNE's board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, you could lose all or a significant portion of your investment in the event of liquidation, dissolution or winding up of VYNE. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to you.

VYNE will not have any right to make damage claims against Yarrow for the breach of any representation, warranty or covenant made by Yarrow in the Merger Agreement.

The Merger Agreement provides that all of the representations, warranties and covenants of the parties contained therein shall not survive the closing of the Merger, except for those covenants contained therein that by their terms apply or are to be performed in whole or in part after the Closing, and then only with respect to breaches occurring after the closing of the Merger. Accordingly, there are no remedies available to the parties with respect to any breach of the representations, warranties, covenants or agreements of the parties to the Merger Agreement after the Closing of the Merger, except for covenants to be performed in whole or in part after the Closing. As a result, VYNE and its stockholders will have no remedy available to us if the Merger is consummated and it is later revealed that there was a breach of any of the representations, warranties and covenants made by Yarrow at the time of the Merger.

Additionally, VYNE cannot assure you that the due diligence conducted in relation to Yarrow has identified all material issues or risks associated with Yarrow, its business or the industry in which it competes. Furthermore, VYNE cannot assure you that factors outside of Yarrow’s or VYNE's control will not later arise, or that any previously identified risks will not materialize in a manner inconsistent with the preliminary analysis. As a result of these factors, following the closing of the Merger, the Combined Company may be exposed to liabilities and incur additional costs and expenses and it may be forced to later write-down or write off assets, restructure its operations, or incur impairment or other charges. VYNE and its stockholders have no indemnification rights against Yarrow or its stockholders under the Merger Agreement. Accordingly, any of VYNE's stockholders who remain stockholders of the Combined Company following the Merger could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our directors or officers of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the registration statement or proxy statement/prospectus relating to the Merger contained an actionable material misstatement or material omission.

Risks Related to the Proposed Reverse Stock Split

The reverse stock split may not increase the Combined Company’s stock price over the long-term.

We are also seeking stockholder approval to conduct a reverse stock split, whether the Merger occurs or not. The principal purpose of the reverse stock split is to increase the per-share market price of VYNE's common stock above the minimum bid price requirement under the Nasdaq rules and also, so that the listing of the shares of the Combined Company's common stock being issued in the Merger on Nasdaq will be approved. It cannot be assured, however, that the reverse stock split will accomplish this objective for any meaningful period of time. While it is expected that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of VYNE's common stock, it cannot be assured that the reverse stock split will increase the market price of our common stock by a multiple of the reverse stock split ratio, or result in any permanent or sustained increase in the market price of VYNE common stock, which is dependent upon many factors, including our business and financial performance, general market conditions and prospects for future success. Thus, while our stock price might meet the listing requirements for Nasdaq initially, it cannot be assured that it will continue to do so.

The reverse stock split may decrease the liquidity of the Combined Company common stock.

Although our board of directors believes that the anticipated increase in the market price of the Combined Company common stock resulting from the proposed reverse stock split could encourage interest in our common stock and possibly promote greater liquidity for its stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the reverse stock split. The reduction in the number of outstanding shares may lead to reduced trading and a smaller number of market makers for our common stock. In addition, the reverse stock split may not result in an increase in the Combined Company’s stock price necessary to satisfy Nasdaq’s initial listing requirements for the Combined Company.

The reverse stock split may lead to a decrease in the Combined Company’s overall market capitalization.

Should the market price of the Combined Company common stock decline after the reverse stock split, the percentage decline may be greater, due to the smaller number of shares outstanding, than it would have been prior to the reverse stock split. A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in the Combined Company’s overall market capitalization. If the per share market price does not increase in proportion to the reverse stock split ratio, then the value of the Combined Company, as measured by its stock capitalization, will be reduced. In some cases, the per-share stock price of companies that have effected reverse stock splits subsequently declined back to pre-reverse split levels, and accordingly, it cannot be assured that the total market value of the Combined Company common stock will remain the same after the reverse stock split is effected, or that the reverse stock split will not have an adverse effect on the Combined Company’s stock price due to the reduced number of shares outstanding after the reverse stock split.

Risks Related to Development of Our Current Product Candidates
Our current business has been and, if the Merger is not consummated, is expected to be substantially dependent upon the successful development and regulatory approval of our biopharmaceutical product candidates. If we are unable to successfully develop or obtain regulatory approval for any such candidate, our business may be materially harmed.

We currently have no products approved for sale and have historically invested substantially all of our efforts and financial resources in the development of our BET inhibitor product candidates, repibresib gel and VYN202. If the Merger is not consummated, the identification, successful development and ultimate regulatory approval of a product candidate for any potential indications will be critical to the future success of our business. We would need to raise sufficient funds for, and successfully enroll and complete, clinical development for a product candidate.
Our ability to successfully progress any product candidate may be hampered for many reasons, including:
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
Our product candidates may fail in development or suffer delays that materially and adversely affect their viability. If the Merger is not consummated and we are unable to complete development of, or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.
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

For example, in July 2025 we announced topline results from our Phase 2b trial evaluating repibresib gel in nonsegmental vitiligo which did not meet its primary endpoint of the proportion of subjects achieving an improvement in Facial Vitiligo Area Scoring Index of at least 50% from baseline (“F-VASI50”) at week 24 compared to vehicle. The trial also missed a key secondary endpoint of F-VASI75. Based on these data, we discontinued treatment in the then ongoing extension phase of the trial and terminated the trial.

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
We have in the past experienced and may in the future experience delays in completing clinical trials and in commencing future clinical trials. Clinical trials can be delayed or terminated for a variety of other reasons, including delay or failure to:
•obtain regulatory approval to commence a trial;
•reach agreement on acceptable terms with prospective contract research organizations ("CROs") and clinical trial sites, the terms of which may be subject to extensive negotiation and vary significantly among different CROs and trial sites;
•obtain approval from an IRB at each site;
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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report for the fiscal year ended December 31, 2025.

Drug development is very expensive, time-consuming and uncertain. Our preclinical studies and clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates, or serious adverse side effects could be identified. Any of these outcomes could prevent or delay regulatory approval and commercialization or, if the Merger is not consummated, harm our ability to pursue other strategic alternatives for our product candidates.
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

If we experience delays in the completion of, or if we terminate, any of our future clinical trials, our business, financial condition, operating results and prospects would be adversely affected. In addition, product candidates that initially showed promise in early stage testing may later be found to be not effective or cause side effects that prevent further development of the product candidate. For example, on July 30, 2025, we announced that our Phase 2b trial of repibresib gel in nonsegmental vitiligo did not achieve primary endpoint or key secondary endpoint of F-VASI50 and F-VASI75, respectively. We also announced in July 2025 that we decided to discontinue treatment in the ongoing extension phase of the trial and terminated the trial.

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

Each of our BET inhibitor programs involves a novel therapeutic approach and new chemical entity, requires significant further research and development and regulatory approvals and is subject to the risks of failure inherent in the development of products based on innovative approaches. New chemical entities derived from our InhiBET platform are molecules that have not previously been approved and marketed as therapeutics. As a result, the product candidates from our InhiBET platform may face greater risk of unanticipated safety issues or other side-effects, or may not demonstrate efficacy. For example, systemic BET inhibitors have historically targeted both BD1 and BD2 less selectively, causing gastrointestinal toxicity and bone marrow suppressive effects like thrombocytopenia. While we believe VYN202’s high selectivity for BD2 may alleviate the therapeutic limiting toxicities observed by other less BD2-selective BET inhibitors, we may need to spend more time and greater resources verifying any toxicity associated with VYN202, including the 12 week canine toxicology study that we are currently conducting in order to permit future dosing of male patients. Accordingly, the regulatory pathway for our new chemical entities may be more demanding and take a longer period of time.
Results obtained in preclinical studies and completed clinical trials may not predict success in later clinical trials.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and any future clinical trials that we may conduct may not demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates in any indication. Companies in the biopharmaceutical industry frequently suffer significant setbacks in later-stage clinical trials, even after achieving promising results in preclinical studies or earlier clinical trials. Phase 3 clinical trials often produce unsatisfactory results even though prior clinical trials were successful. For example, our Phase 2b trial of repibresib gel in nonsegmental vitiligo did not meet its primary or secondary endpoint, and our VYN202 Phase 1b trial in moderate to severe plaque psoriasis was terminated early due to the need to conduct a canine 12 week nonclinical study in order to reinitiate dosing in male patients. Any such future events could prevent us from pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize a particular product candidate and could significantly harm our business, results of operations and prospects.
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

The development and commercialization of drugs is extremely competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do, and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as with technologies and product candidates being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments, include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology and biopharmaceutical fields. Competition from many sources exists or may arise in the future. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on therapeutics for autoimmune diseases. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions. Some of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent. Our success will depend partially on our ability to develop and commercialize therapeutics that are safer and more effective than competing therapeutics. Our commercial opportunity and success will be reduced or eliminated if competing therapeutics are safer, more effective, or less expensive than the therapeutics we develop.

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
We have historically relied on third parties to conduct, supervise and monitor our clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business.
We have historically relied, and may in the future rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to assist us in conducting our clinical trials for our other product candidates. While we have had and expect to have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.
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
Risks Related to Our Financial Position and Need for Capital
We will need substantial additional funding to pursue our business objectives if the Merger is not completed. If we are unable to raise capital when needed, we could be forced to curtail our planned operations.
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

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical and clinical development. In addition, we may not be able to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its product candidates, and its product candidates, if approved, may not achieve commercial success. Furthermore, we incur and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.
As of December 31, 2025, we had $29.0 million in cash, cash equivalents and marketable securities. We believe these resources are sufficient to fund our operating and capital expenditure requirements through the anticipated closing date of the Merger and for a period of at least 12 months from the date of issuance of the audited consolidated financial statements included in this Annual Report. These assumptions may prove to be wrong, however, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional products or product candidates, and changes in regulation.
Our future capital requirements depend on many factors, including:
•milestone payments associated with our development programs;
•the timing and completion of the Merger;
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
•our headcount and associated costs as we potentially expand our research and development infrastructure;
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

We have historically incurred substantial net losses, including net losses of $26.5 million and $39.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $757.7 million. We expect to continue to incur significant losses in connection with our ongoing activities, including continuing to operate as a public company. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and shareholders’ equity. Because of the numerous risks and uncertainties associated with our research and development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.

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

SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3, referred to as the baby shelf rules. As of the filing of this Annual Report, we are subject to such rules. Under these rules, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3, including our at-the-market equity offering program, will be limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. Therefore, we will be significantly limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3 until such time as our public float exceeds $75 million. Furthermore, if we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC staff.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish proprietary rights.

If the Merger is not consummated, we may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. On March 1, 2024, we entered into a sales agreement with Cowen and Company, LLC, as sales agent ("Cowen") under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Cowen in an at-the-market offering having an aggregate offering price up to $50.0 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation, anti-dilution protection or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, we may opportunistically seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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
•collaboration arrangements are complex and time-consuming to negotiate, document and implement, and we may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements;

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
If the Merger is not consummated, we may pursue other strategic alternatives or in-license, acquire and develop additional product candidates. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.
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
If the Merger is not consummated, we may engage in strategic transactions, which could impact our liquidity, increase our expenses and present significant distractions to our management.
We may in-license and acquire product candidates or engage in other strategic transactions if the Merger is not consummated. Additional potential transactions that we may consider include a variety of different business arrangements, including out-licensing, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions entail numerous potential operational and financial risks, including:
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
We have in the past decided and may again in the future decide to discontinue the development of any of our product candidates in our pipeline or not to continue to commercialize any approved product. For example, in July 2025 we announced topline results from our Phase 2b trial evaluating repibresib gel in nonsegmental vitiligo which did not meet its primary endpoint of the proportion of subjects achieving an improvement in Facial Vitiligo Area Scoring Index of at least 50% from baseline (F-VASI50) at week 24 compared to vehicle. The trial also missed a key secondary endpoint of F-VASI75. Based on these data, we discontinued treatment in the then ongoing extension phase of the trial and terminated the trial. We may discontinue development of other product candidates for a variety of reasons, such as the appearance of new technologies that make our product less commercially viable, resource allocation management, an increase in competition from generic or other competing products, changes in or failure to comply with applicable regulatory requirements, the discovery of unforeseen side effects during clinical development or after the approved product has been marketed or the occurrence of adverse events at a rate or severity level that is greater than experienced in prior clinical trials. If we discontinue a program in which we have invested significant resources, we will receive a limited return on our investment and we will have missed the opportunity to have allocated those resources to other product candidates in our pipeline that may have had potentially more productive uses.
Supply interruptions may disrupt the availability of our product candidates and cause delays in conducting preclinical or clinical activities.
We have historically depended on a limited number of manufacturing facilities to manufacture our product candidates. Numerous factors could cause interruptions in the supply or manufacture of our product candidates, including:
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

Furthermore, the primary manufacturer of the active pharmaceutical ingredient ("API") in our product candidates is WuXi Apptec, located in China. Certain Chinese biotechnology companies, including WuXi Apptec, and contract manufacturing organizations may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations. The United States has recently passed legislation, namely the BIOSECURE Act (the “Act”), to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or equipment. The Act prohibits the U.S. Government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern” (“BCC”); entering into, extending, or renewing government contracts with an entity that directly or indirectly (e.g., via a subcontractor) uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. Government also has the ability to designate entities as BCCs through a separate designation process. Given the Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent it would contract with, or otherwise receive funding from, the U.S. government. As a result, we may need to seek alternative suppliers. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines.
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
As of December 31, 2025, we had federal and state net operating loss carryforwards of $332.1 million and $94.2 million, respectively, of which $4.1 million will begin to expire in 2037 for federal and $94.2 million will begin to expire in 2040 for state purposes. As of December 31, 2025, we had federal research and development tax credit carryforwards of $7.1 million which will begin to expire in 2031. We have no state research and development tax credit carryforwards.

U.S. federal net operating losses incurred in the taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the ability to utilize such federal net operating loss carryforwards to offset taxable income is limited to 80% of our current year taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change, by value, in its equity ownership by significant stockholders over a three-year period) the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or tax liability may be limited. The Merger will result in an ownership change for us and, accordingly, our NOL carryforwards and certain other tax attributes will be subject to limitations (or disallowance) on our use after the Merger. Yarrow’s NOL carryforwards may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on our NOL carryforwards. We have not completed a Section 382 study through December 31, 2025; however, we have completed a 382 study through March 31, 2025, and we determined that the Company experienced ownership changes in connection with the 2020 merger between Menlo Therapeutics (our predecessor company) and Foamix Pharmaceuticals Ltd. and with our private placement transaction in November 2023. We may also experience ownership changes in the future as a result of the subsequent shifts in our stock ownership, some of which may be outside of our control. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have an adverse effect on cash flow and results of operations.

The Israeli Tax Authority may disagree with our conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.
In December 2020, we initiated a voluntary liquidation of our Israeli subsidiary in order to consolidate the ownership of our intellectual property. In connection with the liquidation, the intellectual property and other assets owned by our Israeli subsidiary were assigned to VYNE. Based on our analysis, we notified the Israeli Tax Authority (the "ITA") that the gains realized by our Israeli subsidiary from the transfer of its assets to us were offset by net operating losses and that the liquidation did not result in tax in Israel under Israeli tax law. In September 2025, the Company closed its tax file with the ITA however, the ITA has until December 31, 2026 to assess the returns. In the event that the ITA does not agree with our analysis, we may be subject to a material tax liability. In addition, we may incur additional costs associated with defending our position. Any such outcome may have a material adverse effect on our financial results.
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

In connection with the Merger, we may experience increased employee attrition, challenges to recruiting, and distraction during integration planning and following Closing, which could adversely affect execution of our operating plans. Potential adverse reactions among employees and prospective hires arising from the announcement and completion of the Merger, as well as uncertainty regarding roles and organizational structure, could impair retention and hiring.
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

In the ordinary course of our business, we and the third parties upon which we rely process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information) face a variety of evolving threats, including but not limited to cyber extortion, which could cause security incidents. Our information technology systems and infrastructure, and those of our current and any future partners, contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The ever-increasing use and evolution of technology, including cloud-based computing and proliferation of artificial intelligence, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our systems or in non-encrypted portable media or storage devices.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
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

We may expend significant resources or modify business activities to try to protect our information technology systems, infrastructure, and data, without assurances that any security measure or modified practice will be effective as implemented. In the event of a security incident, we may expend additional significant resources in analyzing and responding to each such security incident and related threats or losses. In the event of any such disruption, security breach, or similar incident, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Additionally, our contracts may contain limitations on liability such that there can be no assurance that the third parties on which we rely would be contractually obligated to indemnify or reimburse us for liabilities, damages, claims, and losses arising from security incidents experienced by, or otherwise attributable in whole or part to, such third parties or the third parties on which we rely.
Our employees, independent contractors, principal investigators, consultants, vendors, CROs and any partners with which we may collaborate may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our business.
We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, CROs, distributors, prescribers, pharmacies and any partners with which we may collaborate may engage in fraudulent or other illegal activity. This includes historical misconduct we may inherit in connection with the integration of Yarrow employees and independent contractors into a joint workforce. Misconduct by these persons could include intentional, reckless or negligent conduct or unauthorized activity that violates: laws or regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA or foreign regulatory authorities; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commissions, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations, and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our operating results.
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

•HIPAA, as amended by HITECH, and their respective implementing regulations, which impose, among other things, obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by certain healthcare providers, health plans and healthcare clearinghouses, known as “covered entities,” and “business associates.” Among other things, HITECH made certain aspects of HIPAA’s rules (notably the Security Rule) directly applicable to business associates - independent contractors or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity, and their covered subcontractors. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. The Department of Health and Human Services Office for Civil Rights ("OCR") has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. The OCR has increased both its efforts to audit HIPAA compliance and its level of enforcement, with one penalty amounting to $16 million. In addition, according to the United States Federal Trade Commission ("FTC") failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act ("FTCA") 15 USC § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule;

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
If there is no lawful manner for us to transfer personal data internationally (such as from the EEA, the UK or other jurisdictions to the United States or from the United States to China or other countries of concern), or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data internationally, including out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, customers and partners, and activist groups.
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations.

If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; or orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

When our employees and personnel use generative artificial intelligence, agentic artificial intelligence, automated decision-making tools, or other artificial intelligence (collectively, “AI”) technologies to perform their work, we may be subject to various laws and regulations, such as those governing the specific application of AI technologies, the disclosure and use of personal data in generative AI technologies, or an individual’s interactions with AI technologies. Governments have passed and are likely to pass additional laws regulating AI technologies. Additionally, our use of AI technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. Our use of AI technology also inherently results in increased risk to our information technology systems, infrastructure, and data. If we are unable to use AI technologies, or if significant restrictions or limitations apply to our intended use of AI technologies, it could make our business less efficient and result in competitive disadvantages. Obligations relating to the use of AI technologies are quickly changing, becoming increasingly stringent, and creating uncertainty. Similarly, the known and foreseeable risks arising from the use of AI technologies are quickly changing, becoming increasingly severe or difficult to mitigate, and creating uncertainty.

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
Since its enactment, there have been judicial, Congressional and political challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. Additionally, on July 4, 2025, the OBBBA was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, if any, and additional reform measures of the second Trump administration will impact the ACA.

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
Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, reduce the cost of certain products under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. For example, the IRA, among other things (i) directs the HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”), and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Each year up to twenty (2) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.
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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most- Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, inter alia, require:
•changes to manufacturing methods;
•recall, replacement, or discontinuance of products; and
•additional recordkeeping.
Each of these would likely entail substantial time and cost and could adversely affect our business and our financial results. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or judicial action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability
We and any of our contract manufacturers on which we rely or may rely in the future, are subject to significant regulation with respect to manufacturing of our product candidates. The manufacturing facilities on which we rely, or may rely in the future, may not continue to meet regulatory requirements and have limited capacity.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, and such delays could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. In addition, the current administration has implemented substantial reductions in force at various government agencies including the FDA, and has implemented layoffs at the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.
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

Our success depends in part on our ability to obtain and maintain patent protection and other intellectual property rights and to utilize trade secret protection for our intellectual property and proprietary technologies, our product candidates and their uses, as well as our ability to operate without infringing upon the proprietary rights of others. We rely upon a combination of patents, trade secret protection, trademarks, domain names, trade dress, copyright, confidentiality agreements, assignment of invention agreements and other contractual arrangements to protect the intellectual property related to our programs. Limitations on the scope of our intellectual property rights may limit our ability to defend our product candidates and to prevent third parties from designing around such rights and competing against us. Other parties may compete with us, for example, by independently developing or obtaining competing compounds and formulations and methods of manufacture that design around our various patent claims, or by using formulations from expired patents, but which may contain the same active ingredients, and/or by opposing our applications or seeking to invalidate our patents. In addition, other parties may seek to impede us or limit our ability to operate, and/or seek to compete with us, for example, by filing patent applications directed to methods of manufacture of our compounds, directed to methods of use of our compounds, and/or directed to formulations for use with our compounds.

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

In an effort to protect our trade secrets and other confidential information, we incorporate confidentiality provisions in all our employees’ agreements and require our consultants, contractors and licensees to which we disclose such information to execute confidentiality agreements upon the commencement of their relationships with us. These agreements require that confidential information, as defined in the agreement and disclosed to the individual by us during the course of the individual’s relationship with us, be kept confidential and not disclosed to third parties for an agreed term. These agreements, however, may not provide us with adequate protection against accidental or improper use or disclosure of confidential information, and these agreements may be breached. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. A breach of confidentiality could significantly affect our competitive position and we could lose our trade secrets, or they could become otherwise known, or be independently discovered by our competitors. Although we make efforts to protect our trade secrets and other confidential information we cannot be certain that all parties that gain access to our proprietary information, or who may be involved in the development of our intellectual property have entered into written confidentiality agreements, or that such agreements will be sufficiently protective, or that they will not be breached. Also, to the extent that our employees, consultants or contractors use any intellectual property owned by others in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Additionally, others may independently develop the same or substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and other confidential information. Any of the foregoing could deteriorate our competitive advantages, undermine the trade secret and contractual protections afforded to our confidential information and have material adverse effects on our business. We rely on information technology and access to the internet. Loss of material on servers or the cloud, disruptions and/or breaches of cybersecurity could deteriorate our competitive advantages, undermine the trade secret and contractual protections afforded to our confidential information and have material adverse effects on our business.

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

We instruct foreign agents including translation agencies to prepare and file applications in multiple jurisdictions. If an agent omitted to file the patent application and where appropriate the translation timely in accordance with the national provisions or failed to translate the application accurately and/or introduced errors into the translation we may suffer loss of rights and we may not discover this until after the filing deadline has passed.

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

We generally enter into non-competition agreements as part of our employment agreements with our employees. These agreements generally prohibit our employees, if they cease working for us, from competing directly with us or working for our competitors or clients for a limited period. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work and it may be difficult for us to restrict our competitors from benefiting from the expertise our former employees or consultants developed while working for us. Post-Merger organizational changes in connection with our business combination with Yarrow may add to the risk of employees departing to work for our competitors in jurisdictions where covenants not to compete are difficult to enforce.

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
•announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures or mergers including the Merger;
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
•our sale or proposed sale, or the sale by our significant stockholders, of our common stock or other securities in the future, including the issuance of our common stock in connection with the Merger;
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing each year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs within our accounting and finance functions and that we expend significant management efforts.
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
We are not currently in compliance with the continued listing requirements for the Nasdaq Capital Market, to maintain a minimum closing bid price of $1.00 dollar per share, as set forth in Nasdaq Listing Rule 5550(a)(2), because the closing bid price of our Common Stock was below $1.00 per share for 30 consecutive business days. If we do not regain compliance and continue to meet the continued listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital and the Merger may not be consummated.

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
We retain a chief information consultant and third-party service providers to help identify, assess and manage our cybersecurity threats and risks. These partners identify, assess and manage risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, including, for example, manual and automated tools, cybersecurity threat subscription services, and threat report analyses and conducting periodic penetration testing and employee training.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, our security management partners work with our Chief Financial Officer to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. In addition, our Chief Financial Officer evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk. In addition, as part of our overall risk mitigation strategy, we maintain cyber and ransomware insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
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
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report, including "If our information technology systems or those third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.”
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

ITEM 2 - PROPERTIES
Our previous executive offices in the United States were located in Bridgewater, New Jersey. We leased approximately 5,755 square feet of office space under lease agreements, which expired on October 31, 2025. Starting November 1, 2025, the Company began operating on a fully remote model.
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
Holders of Common Stock
As of February 12, 2026, there were 7 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividend Policy
Except for the potential special cash dividend in connection with the Merger, we do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.
Recent Sales of Unregistered Securities
None.
ITEM 6 - [RESERVED]
ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, for purposes of this subsection only, all references to the “Company,” “our,” “us” “we” or “VYNE” refer to VYNE Therapeutics Inc. and its subsidiaries prior to the consummation of the Merger. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Item 1A. Risk Factors”.
Company Overview

We are a clinical-stage biopharmaceutical company focused on developing differentiated therapies to treat inflammatory and immune-mediated conditions with high unmet need.

We have exclusive worldwide rights to research, develop and commercialize products containing small molecule bromodomain and extra-terminal domain ("BET") inhibitors for the treatment of any disease, disorder or condition in humans, which we licensed from Tay Therapeutics Ltd., formerly known as In4Derm Ltd (“Tay”). BET proteins are epigenetic enablers of transcription that regulate the expression of specific genes. Each BET protein consists of two bromodomains (“BD1” and “BD2”) and one end terminal (“ET”) domain. Through our transaction with Tay, we obtained access to a library of new small molecule BET inhibitor compounds including those that inhibit both BD1 and BD2 (“pan-BD” BET inhibitor) and that selectively inhibit BD2 (“BD2-selective” BET inhibitor). We initially focused our development efforts with these molecules on immune-mediated inflammatory diseases, which are not being targeted by current BET inhibitors in development.

We are developing VYN202, an oral, small molecule BD2-selective BET inhibitor. VYN202 has been designed to achieve potential class-leading potency and selectivity for BD2 vs. BD1. By maximizing BD2 selectivity, we believe VYN202 has the potential to be a potent oral immunomodulator option for both acute control and chronic management of immune-mediated inflammatory conditions, without the hematologic and gastrointestinal adverse effects associated with earlier generation systemic pan-BD BET inhibitors that were being developed in oncologic settings. We have evaluated VYN202 in preclinical studies in areas such as nephrology, pulmonology, rheumatology and myeloproliferative neoplasms, among others. In December 2024, we announced positive data from have completed a Phase 1a single ascending dose/multiple ascending dose (“SAD/MAD”) trial of VYN202 in healthy volunteers and announced positive data from this trial in December 2024. We initiated a Phase 1b trial in February 2025 in adult subjects with moderate-to-severe plaque psoriasis. In April 2025, the U.S. Food and Drug Administration ("FDA") verbally placed a clinical hold on the Company’s Phase 1b trial evaluating VYN202 in subjects with moderate-to-severe plaque psoriasis following an observation of testicular toxicity in dogs from a non-clinical toxicology study of VYN202. In June 2025, the FDA lifted the clinical hold for two doses of VYN202 for female subjects and indicated that sufficient data from a 12-week non-clinical toxicology study of VYN202 in dogs would be required in order to resume studies in male clinical subjects. Following the clinical hold, we made the decision to unblind the clinical data from the subjects who were enrolled in the trial. Based on interim unblinded clinical data from the Phase 1b trial, together with promising results from multiple preclinical models, we terminated the Phase 1b psoriasis trial in support of continued advancement of VYN202 into other serious, immune-mediated diseases with more limited effective treatment options. In October 2025, we initiated the repeat non-clinical toxicology study of VYN202 in male dogs to remedy the partial hold in male clinical subjects. The study is expected to be completed in the second half of 2026, with a final report expected in the fourth quarter of 2026.

Until July 2025, our lead product was repibresib gel (also known as VYN201), a topically administered, small molecule pan-bromodomain (“BD”) BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. We announced positive results from a Phase 1b trial evaluating repibresib in nonsegmental vitiligo in October 2023 and initiated a Phase 2b trial in nonsegmental vitiligo in June 2024. In July 2025, we announced that the trial did not meet its primary endpoint of the proportion of subjects achieving an improvement in Facial Vitiligo Area Scoring Index of at least 50% from baseline (“F-VASI50”) at week 24 compared to vehicle. Based on these data, we discontinued the then ongoing extension phase of the trial and terminated the trial.

In August 2025, our board of directors initiated a strategic review to evaluate a range of options to maximize stockholder value, including the assessment of our internal pipeline, financing opportunities and strategic alternatives. Following the strategic review, we entered into an Agreement and Plan of Merger and Reorganization, dated as of December 17, 2025, which was amended on January 30, 2026 (as amended, the "Merger Agreement") with Yarrow Biosciences, Inc. ("Yarrow"), pursuant to which among other matters, Yellow Merger Sub Corp., a direct, wholly owned subsidiary of ours ("Merger Sub"), will merge with and into Yarrow, with Yarrow surviving as a wholly owned subsidiary of VYNE and the surviving corporation of the merger (the "Merger"). Following the completion of the Merger, the current business of Yarrow will become the Company’s primary business. As such, we may continue to evaluate opportunities for repibresib and VYN202 prior to the closing of the Merger, which may include a sale, license, transfer, disposition, divestiture or other monetization transaction to a third party or to a related party so long as the transaction would not result in material post-closing obligations to the Company without Yarrow’s consent.

The Proposed Merger

The Merger Agreement

Following the strategic review described above, on December 17, 2025, we entered into the Merger Agreement with Yarrow, a privately held biotechnology company advancing YB-101 (also known as GS-098), a clinical-stage, humanized monoclonal antibody targeting the thyroid-stimulating hormone receptor for the treatment of Graves’ disease and exploring a clinical development plan for thyroid eye disease, pursuant to which Yarrow will become a wholly owned subsidiary of VYNE and VYNE will operate under the name Yarrow Bioscience, Inc. following the Merger. We anticipate that the Merger will close in the second quarter of 2026, subject to the satisfaction of certain closing conditions, along with the concurrent Yarrow Pre-Closing Financing (as described below). Following the Merger, the current business of Yarrow will become our primary business.

Yarrow Series A Preferred Stock Financing

In connection with the execution of the Merger Agreement, certain institutional and accredited investors (the "Series A Investors", led by an affiliate of RTW Investments) and Yarrow entered into a Series A stock purchase agreement, pursuant to which such persons invested in and purchased an aggregate of 20,242,911 shares of Yarrow Preferred Stock at a purchase price of $4.94 per share for aggregate gross proceeds to Yarrow of $100.0 million.

Yarrow Pre-Closing Financing

Concurrently with the execution and delivery of the Merger Agreement, the Series A Investors also entered into the Securities Purchase Agreement with Yarrow, pursuant to which such investors have agreed to purchase, immediately prior to the Merger, shares of Yarrow common stock or, in lieu thereof, Yarrow pre-funded warrants, representing an aggregate commitment of approximately $100.0 million in the Yarrow Pre-Closing Financing.

The shares of Yarrow common stock and Yarrow pre-funded warrants that are issued in the Yarrow Pre- Closing Financing will be or will have the right to be, respectively, converted into shares of VYNE common stock in the Merger.

The Securities Purchase Agreement contains customary representations and warranties of Yarrow and the purchaser parties thereto.

The Securities Purchase Agreement also contemplates Yarrow and the investors participating in the Yarrow Pre-Closing Financing entering into a registration rights agreement at the closing of the Yarrow Pre-Closing Financing, pursuant to which, among other things, the Combined Company will agree to provide for the registration and resale of certain shares of VYNE common stock that are held by the investors participating in the Yarrow Pre-Closing Financing from time to time pursuant to Rule 415.

Pre-Closing Special Cash Dividend

Further, prior to the closing of the Merger, we expect to declare and set aside the aggregate cash amount to be paid in accordance with a special cash dividend (the “special cash dividend”) to holders of record of outstanding shares of our common stock as of a record date prior to the effective time of the Merger, to be determined by our board of directors. The ex-dividend date in respect of such special cash dividend will be determined by Nasdaq. Our stockholders of record prior to the ex-dividend date will be entitled to receive the special cash dividend, regardless of whether they beneficially own such shares as of the dividend date. The amount of the special cash dividend is expected to be approximately $14.5 million to $16.5 million in the aggregate.

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

License for Locally Administered Pan-BD BET Inhibitor Program (Repibresib)

In August 2021, we exercised our option with respect to the repibresib program and entered into a License Agreement (the “Repibresib License Agreement”) granting us a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s pan-BD BET inhibitor compounds in all fields. We have the sole responsibility for development, regulatory, marketing and commercialization activities to be conducted for the licensed products at our sole cost and discretion. We are required to use commercially reasonable efforts to develop and, if approved, commercialize such products. Pursuant to the Repibresib License Agreement, a joint development committee consisting of one representative from each party reviews the progress of the development plan for the licensed products. Pursuant to the Repibresib License Agreement, we may develop a product that contains or incorporates a specific BET inhibitor, whether alone or in combination with other active ingredients, in any form, formulation, presentation, or dosage, and for any mode of administration.

We made a $0.5 million cash payment to Tay in 2021 in connection with entering into the Repibresib License Agreement. Pursuant to the Repibresib License Agreement, we agreed to make cash payments to Tay upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States of up to $15.75 million for all indications, of which $1.8 million has been paid or accrued through December 31, 2025. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the Repibresib License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales of licensed products under the Repibresib License Agreement and the VYN202 License Agreement, subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

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

We made a cash payment of $3.75 million to Tay in connection with entering into the VYN202 License Agreement. Pursuant to the terms of the VYN202 License Agreement, we agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $2.3 million has been paid or accrued through December 31, 2025. In August 2025, we paid Tay $1.0 million in partial satisfaction of the “Phase 2 Milestone” under the VYN202 License Agreement for the initiation of the Phase 1b trial in psoriasis and amended the VYN202 License Agreement to provide that upon initiation of a new clinical trial in a target patient population involving VYN202 for oral administration with an efficacy endpoint, regardless of the trial’s phase designation or regulatory classification, we shall pay Tay the remaining $4.0 million under the “Phase 2 Milestone.” All other terms of the VYN202 License Agreement were unchanged. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the VYN202 License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales of licensed products under the VYN202 License Agreement and the Repibresib License Agreement, subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
Components of Results of Operations

Segment Results

As of December 31, 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company has identified and reports as one operating segment. See “Note 15—Segment Information” for further details.
Revenues
Historically, we have generated revenues under development and license agreements, including royalty payments from sales of Finacea foam. We previously licensed the rights to Finacea to LEO Pharma A/S (“LEO Pharma”). Royalty revenues for the years ended December 31, 2025 and 2024 were $0.6 million and $0.5 million, respectively, from LEO Pharma in connection with sales of Finacea.
Operating Expenses
Research and development expenses
Our research and development expenses relate primarily to the development of repibresib and VYN202. We charge all research and development expenses to operations as they are incurred.
Our total research and development expenses for the years ended December 31, 2025 and 2024 were $19.2 million and $30.9 million, respectively.
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

General and administrative expenses
Our general and administrative expenses for the years ended December 31, 2025 and 2024 were $11.1 million and $13.2 million, respectively.
Our general and administrative expenses consist principally of:
•employee-related expenses, including salaries, benefits and related expenses, including share-based compensation expenses;
•professional fees for legal, auditing, tax and other consulting expenses; and
•facility, insurance, information technology, travel, and depreciation expenses.
Other Income, net
Other income, net primarily consists of amounts recognized for the settlement of the ERTC in 2025 and interest earned on our cash, cash equivalents, and marketable securities.
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2025, we had federal and state net operating loss carryforwards of $332.1 million and $94.2 million, respectively, of which $4.1 million will begin to expire in 2037 for federal and $94.2 million will begin to expire in 2040 for state purposes. As of December 31, 2025, we had federal research and development tax credit carryforwards of $7.1 million which will begin to expire in 2031. We have no state research and development tax credit carryforwards. As of December 31, 2025, we had $227.8 million in federal and state NOLs with no limited period of use. Other than the federal NOLs expected to expire unutilized as noted below, there were no significant updates through December 31, 2025.
NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. State NOLs and tax credit carryforwards may be subject to similar limitations under state laws. We have not completed a Section 382 study through December 31, 2025; however, we have completed a 382 study through March 31, 2025, and we determined that we experienced ownership changes in connection with the 2020 merger between Menlo Therapeutics (our predecessor company) and Foamix Pharmaceuticals Ltd. and with our private placement transaction in November 2023. As a result of the ownership changes, $40.2 million of federal NOLs and $2.1 million of research and development tax credits are expected to expire unutilized and have been written off. We may experience ownership changes in the future as a result of the Merger or subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use the NOL and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

Results of Operations for the Years Ended December 31, 2025 and December 31, 2024

	Year Ended December 31,		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2025	2024	$	%
Revenues
Royalty revenues	$570	$501	$69	13.8%
Total revenues	570	501	69	13.8%

Operating expenses
Research and development	19,237	30,946	(11,709)	(37.8)%
General and administrative	11,082	13,192	(2,110)	(16.0)%
Total operating expenses	30,319	44,138	(13,819)	(31.3)%
Operating loss	(29,749)	(43,637)	(13,888)	(31.8)%
Other income, net	3,017	3,834	(817)	(21.3)%
Loss from continuing operations before income taxes	(26,732)	(39,803)	(13,071)	(32.8)%
Income tax expense	4	4	—	*
Loss from continuing operations	(26,736)	(39,807)	(13,071)	(32.8)%
Income (loss) from discontinued operations, net of income taxes	253	(27)	(280)	*
Net loss	$(26,483)	$(39,834)	$(13,351)	(33.5)%
*percentage not meaningful
Revenues
Revenues totaled $0.6 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively, consisting of royalty revenue from our royalty agreement with LEO Pharma.
Research and development expenses
Our research and development expenses for the year ended December 31, 2025 were $19.2 million, representing a decrease of $11.7 million, or 37.8%, compared to $30.9 million for the year ended December 31, 2024. The decrease was primarily due to a decrease of $7.8 million in expenses for repibresib, a decrease of $3.5 million in expenses for VYN202 and a decrease of $0.4 million related to consulting services. The $7.8 million decrease in expenses for repibresib was primarily driven by the timing of expenses for the Phase 2b trial in nonsegmental vitiligo, including our decision to terminate the trial following the announcement of topline results in July 2025. The $3.5 million decrease in expenses for VYN202 was primarily driven by decreased clinical expenses for the Phase 1 trials evaluating VYN202, partially offset by a $1.0 million milestone payment made to Tay in the third quarter of 2025 under an amendment to the VYN202 License Agreement.
General and administrative expenses
Our general and administrative expenses for the year ended December 31, 2025 were $11.1 million, representing a decrease of approximately $2.1 million, or 16.0%, compared to $13.2 million for the year ended December 31, 2024. The decrease was primarily driven by $1.6 million of employee related expenses and consulting and professional fees of $0.5 million.
Other Income, net
Other income, net for the years ended December 31, 2025 and 2024 was $3.0 million and $3.8 million, respectively. The decrease was primarily related to decreased interest income earned on cash, cash equivalents and marketable securities compared to prior period, partially offset by the recognition of $1.3 million in income during 2025 related to the closure of the IRS examination period of the Company’s ERTC filings.

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
Liquidity and Capital Resources

Sources of Liquidity
On December 17, 2025, we entered into the Merger Agreement pursuant to which, among other matters, Merger Sub will merge with and into Yarrow, with Yarrow surviving as a wholly owned subsidiary of the Company. The closing of the Merger is subject to approval by our stockholders and the stockholders of Yarrow and other customary closing conditions. Our future operations are highly dependent on the success of the proposed Merger with Yarrow.

As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $29.0 million and an accumulated deficit of $757.7 million. We had no outstanding debt as of December 31, 2025. For the year ended December 31, 2025, we incurred a net loss of $26.5 million and used $33.1 million of cash in operations.
Based on our current operating plan, we believe our existing cash, cash equivalents, and marketable securities are sufficient to fund our operating and capital expenditure requirements through the anticipated closing date of the Merger and for a period of at least 12 months from the date of issuance of the audited consolidated financial statements included in this Annual Report; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. If our available cash, cash equivalents, and marketable securities are insufficient to satisfy our liquidity requirements, we may need to raise additional capital to fund our operations. No assurance can be given as to whether additional needed financing will be available on terms acceptable to us, if at all. If sufficient funds on acceptable terms are not available when needed, we may be required to suspend or forego certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, would adversely impact our ability to achieve our intended business objectives and have an adverse effect on our results of operations and future prospects.
Our sources of funding for the years ended December 31, 2025 and 2024 are further evaluated in the cash flow section below. Other than our obligations pursuant to the Tay License Agreements, we have no ongoing material financial commitments that may affect our liquidity over the next five years. See the section titled “Development and License Agreements—Agreements with Tay Therapeutics” for additional discussion of our financial obligations under the Tay License Agreements.
Future Funding Requirements
Our primary uses of capital were historically compensation and related expenses, research and development costs to support our product candidate pipeline, legal and other regulatory expenses and general overhead costs. Now that we have suspended and are winding down our research and development activities in anticipation of the Merger with Yarrow, our operations will be limited and we expect that our expenses other than those related to the Merger will decrease significantly. Our future operations are highly dependent on the success of the proposed Merger with Yarrow. If the Merger Agreement with Yarrow is terminated, we may pursue other strategic alternatives, including financing opportunities, or liquidation.

If the Merger is not completed, in order to continue the development of VYN202 (including making milestone payments pursuant to the VYN202 License Agreement), or any future product candidates, we will require substantial additional capital. Accordingly, we may seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include collaborations, partnerships or other licensing or other strategic arrangements with third parties. To the extent that we raise additional capital through equity financings or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation, voting or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all.

In addition, the amount of proceeds we may be able to raise pursuant to our shelf registration statement on Form S-3 is limited. As of the filing of this Annual Report, we are subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these rules, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of common stock using our Form S-3 until such time as our public float exceeds $75.0 million.

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
Our present and future funding requirements will depend on a number of factors, including the following:
•the costs and timing of the Merger;
•our ability to complete the Merger or, if the Merger is not completed, identify and consummate another strategic transaction;
•the scope, timing, progress, results, and costs of researching and developing VYN202;
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

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net cash (used in) / provided by:	(in thousands)
Operating activities	$(33,124)	$(33,972)
Investing activities	37,368	23,365
Financing activities	(143)	(141)

Net cash used in operating activities
During the year ended December 31, 2025, net cash used in operating activities was $33.1 million and primarily reflected our net loss of $26.5 million adjusted for non-cash share-based compensation expense of $2.3 million, partially offset by the amortization of premium on marketable securities of $0.8 million. The remainder of the cash used in operations was due to net changes in assets and liabilities, which was largely driven by a $12.3 million decrease in trade payables, accrued expenses, employee related obligations and other long-term liabilities and a $4.2 million decrease in trade receivables, prepaid expenses and other assets. The decreases were largely attributable to the wind down of the clinical trials for repibresib and VYN202 and the related fees for contract research organizations, investigative sites, and other service providers that assist in conducting preclinical research studies and clinical trials.
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
Net cash provided by investing activities
During the year ended December 31, 2025, net cash provided by investing activities was $37.4 million and consisted of $68.3 million of proceeds received from the sale and maturity of marketable securities, partially offset by $30.9 million paid for the purchase of marketable securities.
During the year ended December 31, 2024, net cash provided by investing activities was $23.4 million and consisted of $84.0 million of proceeds received from the sale and maturity of marketable securities, partially offset by $60.5 million paid for the purchase of marketable securities and $0.1 million paid for the purchase of property and equipment.
Net cash used in financing activities
During the year ended December 31, 2025, net cash used in financing activities related to $0.1 million of withholdings from the exercise of options and issuance of shares for share-based compensation arrangements.
During the year ended December 31, 2024, net cash used in financing activities related to $0.1 million of withholdings from the exercise of options and issuance of shares for share-based compensation arrangements.
Cash and Funding Sources
Our sources of funding in the year ended December 31, 2025 consisted primarily of $68.3 million of proceeds received from the sale and maturity of marketable securities.
Our sources of funding in the year ended December 31, 2024 consisted primarily of $84.0 million of proceeds received from the sale and maturity of marketable securities.
Contractual Obligations

Lease Commitments

In November 2022, we signed a Sublease Agreement (the “Sublease”) to sublease approximately 5,755 square feet of office space (the “Leased Premises”) in Bridgewater, New Jersey through September 30, 2023. We signed a Lease Agreement (the “Master Lease”) to lease the Leased Premises following the termination of the Sublease through September 30, 2025, which we extended to October 30, 2025. Since November 1, 2025, we operate on a fully remote model. We have no operating lease obligations at December 31, 2025.
78

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements.
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

While our significant accounting policies are more fully described in “Note 2—Significant Accounting Policies,” to the consolidated financial statements included in this Annual Report, we believe that the following accounting policies are the most critical to assist stockholders and investors reading the consolidated financial statements in fully understanding and evaluating our financial condition and results of operations. These policies relate to significant areas involving management’s judgments and estimates and that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
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
Recently Issued Accounting Pronouncements
Certain recently issued accounting pronouncements are discussed in “Note 2—Significant Accounting Policies,” to the consolidated financial statements included in this Annual Report.
ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide quantitative or qualitative disclosures about market risk.
79

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VYNE THERAPEUTICS INC.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025
80

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of VYNE Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VYNE Therapeutics Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Tewksbury, Massachusetts
February 27, 2026

VYNE THERAPEUTICS INC.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	December 31
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$24,027	$19,926
Investment in marketable securities (Note 6)	4,981	41,590
Prepaid and other current assets	1,002	2,921
Total Current Assets	30,010	64,437
Non-current Assets:
Property and equipment, net (Note 7)	90	113
Operating lease right of use assets (Note 9)	—	93
Non-current prepaid expenses and other assets	60	2,262
Total Non-current Assets	150	2,468
Total Assets	$30,160	$66,905

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade payables	$1,041	$2,707
Accrued expenses (Note 8)	941	9,272
Employee-related obligations	413	1,428
Operating lease liabilities (Note 9)	—	99
Other current liabilities	—	1,313
Total Current Liabilities	2,395	14,819
Total Liabilities	2,395	14,819

Commitments and Contingencies (Note 11)

Shareholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at December 31, 2025 and 2024; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized at December 31, 2025 and December 31, 2024; 33,323,171 and 14,830,013 shares issued and outstanding at December 31, 2025 and 2024, respectively	3	1
Additional paid-in capital	785,413	783,235
Accumulated other comprehensive income	2	20
Accumulated deficit	(757,653)	(731,170)
Total Shareholders' Equity	27,765	52,086
Total Liabilities and Shareholders’ Equity	$30,160	$66,905

The accompanying notes are an integral part of these consolidated financial statements.

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(U.S. dollars in thousands, except per share data)

	Year ended December 31,
	2025	2024
Revenues
Royalty revenues	$570	$501
Total revenues	570	501

Operating expenses
Research and development	19,237	30,946
General and administrative	11,082	13,192
Total operating expenses	30,319	44,138
Operating loss	(29,749)	(43,637)
Other income, net	3,017	3,834
Loss from continuing operations before income taxes	(26,732)	(39,803)
Income tax expense	4	4
Loss from continuing operations	(26,736)	(39,807)
Income (loss) from discontinued operations, net of income taxes	253	(27)
Net loss	$(26,483)	$(39,834)

Loss per share from continuing operations, basic and diluted	$(0.63)	$(0.93)
Income per share from discontinued operations, basic and diluted	$0.01	$—
Loss per share, basic and diluted	$(0.62)	$(0.93)

Weighted average shares outstanding - basic and diluted	42,768	42,589

Other comprehensive loss:
Unrealized losses on marketable securities, net of tax of $0	$(18)	$(6)
Total other comprehensive loss	(18)	(6)
Comprehensive loss	$(26,501)	$(39,840)
The accompanying notes are an integral part of these consolidated financial statements.

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Shareholders' Equity
	Number of shares	Amounts	Amounts
BALANCE AT DECEMBER 31, 2023	14,098,888	$1	$780,044	$26	$(691,336)	$88,735
CHANGES DURING 2024:
Net loss	—	—	—		(39,834)	(39,834)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee share purchase plan	91,302	—	(112)	—	—	(112)
Share-based compensation	—	—	3,303	—	—	3,303
Cashless exercise of pre-funded warrants	639,823	—	—	—	—	—
Unrealized losses from marketable securities	—	—	—	(6)	—	(6)
BALANCE AT DECEMBER 31, 2024	14,830,013	$1	$783,235	$20	$(731,170)	$52,086
CHANGES DURING 2025:
Net loss	—	—	—	—	(26,483)	(26,483)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee share purchase plan	199,682	—	(128)	—	—	(128)
Share-based compensation	—	—	2,308	—	—	2,308
Cashless exercise of pre-funded warrants	18,293,476	2	(2)	—	—	—
Unrealized losses from marketable securities	—	—	—	(18)	—	(18)
BALANCE AT DECEMBER 31, 2025	33,323,171	$3	$785,413	$2	$(757,653)	$27,765
The accompanying notes are an integral part of these consolidated financial statements

VYNE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(26,483)	$(39,834)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	23	4
Share-based compensation	2,308	3,303
Amortization of premium or discount on marketable securities	(778)	(2,443)
Unrealized loss on cash equivalents	—	(1)
Changes in operating assets and liabilities:
Trade receivables, prepaid expenses and other assets and operating lease right of use assets	4,214	(899)
Trade payables, accrued expenses, employee related obligations and other long-term liabilities	(12,309)	6,012
Operating lease liabilities	(99)	(114)
Net cash used in operating activities	(33,124)	(33,972)
Cash Flows From Investing Activities:
Purchase of property and equipment	—	(117)
Proceeds from the sale and maturity of marketable securities	68,300	84,000
Purchases of marketable securities	(30,932)	(60,518)
Net cash provided by investing activities	37,368	23,365
Cash Flows From Financing Activities:
Withholdings from exercise of options and issuance of shares for stock-based compensation arrangements, net	(143)	(141)
Net cash used in financing activities	(143)	(141)
Increase (decrease) in cash and cash equivalents	4,101	(10,748)
Cash and cash equivalents at beginning of the year	19,926	30,674
Cash and cash equivalents at end of the year	$24,027	$19,926

Supplementary information on investing and financing activities not involving cash flows:
Issuance of vested shares under employee share purchase plan	$16	$30

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - NATURE OF OPERATIONS
Company Overview

VYNE Therapeutics Inc. (the "Company") is a clinical-stage biopharmaceutical company focused on developing differentiated therapies to treat inflammatory and immune-mediated conditions with high unmet need.

The Company has exclusive worldwide rights to research, develop and commercialize products containing small molecule bromodomain and extra-terminal domain (“BET”) inhibitors for the treatment of any disease, disorder or condition in humans, which the Company licensed from Tay Therapeutics Ltd., formerly known as In4Derm Ltd ("Tay"). Through its transaction with Tay, the Company obtained access to a library of new small molecule BET inhibitor compounds, including those that inhibit both BD1 and BD2 (“pan-BD” BET inhibitor) and that selectively inhibit BD2 (“BD2-selective” BET inhibitor). Through its access to this library of new small molecule BET inhibitors, the Company plans to develop product candidates for a diverse set of therapeutic indications. The Company has chosen to initially focus its development efforts with these molecules on immune-mediated inflammatory diseases, which are not being targeted by current BET inhibitors in development.

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

In April 2025, the FDA verbally placed a clinical hold on the Company’s Phase 1b trial evaluating VYN202 in subjects with moderate-to-severe plaque psoriasis following an observation of testicular toxicity in dogs from a non-clinical toxicology study of VYN202. In June 2025, the FDA lifted the clinical hold for two doses of VYN202 for female subjects and indicated that sufficient data from a 12-week non-clinical toxicology study of VYN202 in dogs would be required in order to resume studies in male clinical subjects. Following the clinical hold, the Company made the decision to unblind the clinical data from the subjects who were enrolled in the trial. Based on interim unblinded clinical data from the Phase 1b trial, together with promising results from multiple preclinical models, the Company terminated the Phase 1b psoriasis trial in support of continued advancement of VYN202 into other serious, immune-mediated diseases with more limited effective treatment options. In October 2025, we initiated the repeat non-clinical toxicology study of VYN202 in male dogs to remedy the partial hold in male clinical subjects. The study is expected to be completed in the second half of 2026, with a final report expected in the fourth quarter of 2026.

Until July 2025, the Company's lead product was repibresib gel (also known as VYN201), a topically administered, small molecule pan-bromodomain (“BD”) BET inhibitor designed as a “soft” drug to address diseases involving multiple, diverse inflammatory cell signaling pathways while providing low systemic exposure. The Company announced positive results from a Phase 1b trial evaluating repibresib in nonsegmental vitiligo in October 2023 and initiated a Phase 2b trial in nonsegmental vitiligo in June 2024. In July 2025, the Company announced that the trial did not meet its primary endpoint of the proportion of subjects achieving an improvement in Facial Vitiligo Area Scoring Index of at least 50% from baseline (“F-VASI50”) at week 24 compared to vehicle. Based on these data, the Company discontinued the ongoing extension phase of the trial and terminated the trial.

In August 2025, our board of directors initiated a strategic review to evaluate a range of options to maximize stockholder value, including the assessment of our internal pipeline, financing opportunities and strategic alternatives. Following the strategic review, we entered into an Agreement and Plan of Merger and Reorganization, dated as of December 17, 2025, which was amended on January 30, 2026 (as amended, the "Merger Agreement") with Yarrow Biosciences, Inc. ("Yarrow"), pursuant to which among other matters, Yellow Merger Sub Corp., a direct, wholly owned subsidiary of ours ("Merger Sub"), will merge with and into Yarrow, with Yarrow surviving as a wholly owned subsidiary of VYNE and the surviving corporation of the merger (the "Merger"). Following the completion of the Merger, the current business of Yarrow will become the Company’s primary business. As such, we may continue to evaluate opportunities for repibresib and VYN202 prior to the closing of the Merger, which may include a sale, license, transfer, disposition, divestiture or other monetization transaction to a third party or to a related party so long as the transaction would not result in material post-closing obligations to the Company without Yarrow’s consent.

For additional information regarding the sale of the Company's legacy commercial business (the "MST Franchise") to Journey Medical Corporation ("Journey") in January 2022 and the Company's licensing arrangements with Tay, see "Note 3—Strategic Agreements."

The Company is a Delaware corporation and operates as one business segment. Its previous principal executive office was in Bridgewater, New Jersey, however, starting November 1, 2025, the Company operates on a fully remote model.
The Proposed Merger

The Merger Agreement

Following the strategic review described above, on December 17, 2025, the Company entered into the Merger Agreement with Yarrow, a privately held biotechnology company advancing YB-101 (also known as GS-098), a clinical-stage, humanized monoclonal antibody targeting the thyroid-stimulating hormone receptor for the treatment of Graves’ disease and thyroid eye disease, pursuant to which Yarrow will become a wholly owned subsidiary of VYNE and VYNE will operate under the name Yarrow Bioscience, Inc. following the Merger. The Company anticipates that the Merger will close in the second quarter of 2026, subject to certain closing conditions, along with the concurrent Yarrow Pre-Closing Financing (as described below). Following the Merger, the current business of Yarrow will become the primary business.

Yarrow Series A Preferred Stock Financing

In connection with the execution of the Merger Agreement, certain institutional and accredited investors (the "Series A Investors"), led by an affiliate of RTW Investments and Yarrow entered into a Series A stock purchase agreement, pursuant to which such persons invested in and purchased an aggregate of 20,242,911 shares of Yarrow Preferred Stock at a purchase price of $4.94 per share for aggregate gross proceeds to Yarrow of $100.0 million.

Yarrow Pre-Closing Financing

Concurrently with the execution and delivery of the Merger Agreement, the Series A Investors also entered into the Securities Purchase Agreement with Yarrow, pursuant to which such investors have agreed to purchase, immediately prior to the Merger, shares of Yarrow common stock or, in lieu thereof, Yarrow pre-funded warrants, representing an aggregate commitment of approximately $100.0 million in the Yarrow Pre-Closing Financing.

The shares of Yarrow common stock and Yarrow pre-funded warrants that are issued in the Yarrow Pre- Closing Financing will be or will have the right to be, respectively, converted into shares of VYNE common stock in the Merger.

The Securities Purchase Agreement contains customary representations and warranties of Yarrow and also contains customary representations and warranties of the purchaser parties thereto.

The Securities Purchase Agreement also contemplates Yarrow and the investors participating in the Yarrow Pre-Closing Financing entering into a registration rights agreement at the closing of the Yarrow Pre-Closing Financing, pursuant to which, among other things, the Combined Company will agree to provide for the registration and resale of certain shares of VYNE common stock that are held by the investors participating in the Yarrow Pre-Closing Financing from time to time pursuant to Rule 415.

Pre-Closing Special Cash Dividend

Further, prior to the closing of the Merger, the Company expects to declare and set aside the aggregate cash amount to be paid in accordance with a special cash dividend (the “special cash dividend”) to holders of record of outstanding shares of the Company's common stock as of a record date prior to the effective time of the Merger, to be determined by the board of directors. The ex-dividend date in respect of such special cash dividend will be determined by Nasdaq. The Company's stockholders of record prior to the ex-dividend date will be entitled to receive the special cash dividend, regardless of whether they beneficially own such shares as of the dividend date. The amount of the special cash dividend is expected to be approximately $14.5 million to $16.5 million in the aggregate.

Liquidity and Capital Resources
As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of $29.0 million and an accumulated deficit of $757.7 million. The Company had no outstanding debt as of December 31, 2025. For the year ended December 31, 2025, the Company incurred a net loss of $26.5 million and used $33.1 million of cash in operations.
The Company's primary uses of capital were historically compensation and related expenses, research and development costs, legal and other regulatory expenses and general overhead costs. In anticipation of the Merger with Yarrow, the Company has suspended and is winding down its research and development activities, operations are limited and the Company expects that expenses, other than those related to the Merger, will decrease significantly. The Company's future operations are highly dependent on the success of the proposed Merger with Yarrow.
If the Merger is not completed, the Company may pursue other strategic alternatives, including financing opportunities, or liquidation. In order to continue the development of VYN202 or any future product candidates, the Company will require substantial additional capital. Accordingly, the Company may seek to raise any necessary additional capital to fund its operations. No assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, the Company may be required to suspend or forego certain planned activities or liquidate. Failure to manage discretionary spending or raise additional financing, as needed, would adversely impact the Company’s ability to achieve its intended business objectives and have an adverse effect on its results of operations and future prospects.
In addition, the amount of proceeds the Company may be able to raise pursuant to its shelf registration statement on Form S-3 is limited. As of the filing of this Annual Report, the Company is subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these rules, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of the Company's common stock held by its non-affiliates. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling shares of common stock using its Form S-3 until such time as the Company's public float exceeds $75.0 million.
In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its audited consolidated financial statements are issued. As of the report date, the Company believes its existing cash, cash equivalents and marketable securities are sufficient to fund its operating and capital expenditure requirements through the closing of the contemplated Merger, which is subject to approval by the Company's stockholders and the stockholders of Yarrow and other customary closing conditions, and for a period of at least 12 months from the date of issuance of these audited consolidated financial statements.
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

g.Impairment of long-lived assets
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
h.Credit losses

An allowance is maintained for potential credit losses in accordance with accounting standards update ("ASU") No. 2016-13. The Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and credit losses. Credit losses were not material for the years ended December 31, 2025 and 2024.
i.Leases

The Company's lease portfolio previously consisted of office space. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Operating lease assets represent the Company’s right to use an underlying asset for the lease term whereas lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Operating lease expense is recognized on a straight-line basis over the expected lease term.
j.Contingencies
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
k.Share-based compensation
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
l.Revenue recognition
The Company accounts for its revenue transactions under Financial Accounting Standards Board ("FASB"), ASC, Topic 606, Revenue from Contracts with Customers. In accordance with ASC Topic 606, the Company recognizes revenues when its customers obtain control of its product for an amount that reflects the consideration it expects to receive from its customers in exchange for that product. To determine revenue recognition for contracts that are determined to be in scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when such performance obligation is satisfied.
Following the disposition of the MST Franchise in January 2022, the Company does not have any revenue generating products (see "Note 4—Discontinued Operations"); however, the Company may receive royalty revenues from the sale of specified products.
Royalty Revenues and Collaboration Agreements
The Company is entitled to royalty payments with respect to sales of Finacea foam. The Company previously licensed the rights to Finacea foam to LEO Pharma A/S ("LEO Pharma"). Finacea foam was not part of the MST Franchise that was sold in January 2022. Royalties are recognized as revenue when the product is sold by LEO Pharma. For the year ended December 31, 2025 and 2024, royalty revenues were $0.6 million and $0.5 million, respectively.
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

Provisions for distribution fees, trade discounts and chargebacks related to the sales of AMZEEQ and ZILXI are reflected as a reduction to trade receivables, net on the consolidated balance sheet. All other provisions, including rebates, other discounts and return provisions are reflected as a liability within accrued expenses on the consolidated balance sheet. The revenue reserve liability was $2.1 million as of December 31, 2024. No revenue reserve liability existed as of December 31, 2025. Under the terms of the Asset Purchase Agreement, the Company retained and is responsible for historical liabilities of the commercial business operations based on events occurring prior to the sale other than those liabilities expressly assumed by Journey.
Contract Assets and Contract Liabilities

The Company did not have any contract assets (unbilled receivables) related to product sales as of December 31, 2025 or 2024, as customer invoicing generally occurred before or at the time of revenue recognition. Similarly, the Company did not have any contract assets (unbilled receivables) related to its royalty revenues as of December 31, 2025 or 2024.

The Company did not have any contract liabilities as of December 31, 2025 or 2024, as the Company did not receive payments in advance of fulfilling its performance obligations to its customers.
m.Collaboration arrangements
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
n.Research and development expenses
All expenses associated with research and development are expensed as incurred. Research and development expenses include expenses directly attributable to conducting the Company's research and development programs, including expenses incurred under arrangements with third parties, such as contract research organizations, contract development and manufacturing organizations and consultants as well as the cost of clinical trials, clinical trial supplies, salaries, share-based compensation expenses, payroll taxes and other employee benefits.
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
o.Fair value measurement
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
p.Income taxes
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
One Big Beautiful Bill Act ("OBBBA")

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that provide more favorable deductibility of certain business expenditures beginning in 2025, including the restoration of immediate expensing for domestic research and development expenditures, the reinstatement of 100% bonus depreciation, and modifications to the limitation on business interest expense. The enactment of this legislation did not have a material impact on the Company’s income tax provision for the year ended December 31, 2025.
q.Net loss per share
Net loss per share, basic and diluted, is computed on the basis of the net loss from continuing operations for the period divided by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is based upon the weighted average number of shares of common stock and of common stock equivalents outstanding when dilutive.
The Company has issued the Pre-Funded Warrants, which do not expire until they are exercised in full (see "Note 12—Shareholder's Equity"). Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified Pre-Funded Warrants were immediately exercisable for little or no cash consideration, due to the non-substantive exercise price, all of the necessary conditions for issuance of the underlying shares of common stock had been met when the Pre-Funded Warrants were issued. Therefore, the underlying shares of common stock should be included in the denominator for both the calculation of basic and diluted net loss per share of common stock for the year ended December 31, 2025.
The following stock options, restricted stock units (“RSUs”) and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year ended December 31,
(in numbers of shares)	2025	2024
Outstanding stock options and RSUs	3,401,478	2,335,019
Warrants	27,509	27,509
r.Concentration of credit risks
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
s.Employee Retention Tax Credit
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing numerous tax provisions and other stimulus measures, including employee retention tax credits (“ERTC”). The ERTC was a refundable tax credit against certain employment taxes for qualifying businesses retaining employees on their payroll during the COVID-19 pandemic and allowed eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they paid to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. During 2022, the Company filed returns with the Internal Revenue Service (IRS) and claimed credits totaling $1.3 million. During the first quarter of 2023, the Company received the full $1.3 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company has accounted for the ERTC by analogy to International Accounting Standard, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The IRS examination of the ERTC filings was closed in April 2025. As a result, $1.3 million of other income was recognized on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025, in conjunction with the expiration of the statute of limitations associated with the previously accrued amount.
t.Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income, net in the statements of operations. As of December 31, 2025 and 2024, all of the Company's outstanding warrants were equity-classified warrants.

u.Newly issued and recently adopted accounting pronouncements:
Recent Accounting Guidance Issued
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)—Improvements to Income Tax Disclosures" ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. Public business entities are required to adopt this standard for annual fiscal periods beginning after December 31, 2024 and early adoption is permitted. The Company adopted the standard as of December 31, 2025 (see "Note 14 - Income Tax").
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

The Company made a $0.5 million cash payment to Tay in connection with entering into the Repibresib License Agreement. Pursuant to the Repibresib License Agreement, the Company has agreed to make cash payments to Tay of up to $15.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States for all indications, of which $1.8 million has been paid or accrued through December 31, 2025. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products the Company commercializes under the Repibresib License Agreement, the Company will pay tiered royalties to Tay on net sales of such licensed products by the Company, its affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. The Company is obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

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

The Company made a cash payment of $3.75 million, after deducting the $0.25 million paid in February 2023, to Tay in connection with entering into the VYN202 License Agreement. This payment was recorded as a research and development expense in the period paid. Pursuant to the terms of the VYN202 License Agreement, the Company agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $2.3 million has been paid or accrued through December 31, 2025. In August 2025, the Company paid Tay $1.0 million in partial satisfaction of the "Phase 2 Milestone" under the VYN202 License Agreement for the initiation of the Phase 1b trial in psoriasis. The VYN202 License Agreement was also amended in August 2025 to provide that upon initiation of a new clinical trial in a target patient population involving VYN202 for oral administration with an efficacy endpoint, regardless of the trial's phase designation or regulatory classification, the Company shall pay Tay the remaining $4.0 million amount under the "Phase 2 Milestone." All other terms of the VYN202 License Agreement were unchanged.

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

The following table presents the combined results of discontinued operations of the MST Franchise:

	Year ended December 31,
(in thousands)	2025	2024
Product sales, net	$273	$—

Operating expenses:
General and administrative	20	27
Total operating expenses	20	27
Income (loss) from discontinued operations, before taxes	253	(27)
Income tax expense	—	—
Net income (loss) from discontinued operations	$253	$(27)
The product sales, net for the year ended December 31, 2025 was primarily attributable to the partial reversal of the return reserve upon final reconciliation with the wholesalers. There were no non-cash items related to discontinued operations for the years ended December 31, 2025 and 2024.
The milestone payments for sales of ZILXI, AMZEEQ and FCD105 represent contingent consideration. Contingent consideration has been accounted for as a gain contingency in accordance with ASC 450, Contingencies, and will be recognized in earnings in the period when realizable.
NOTE 5 - FAIR VALUE MEASUREMENTS
The Company’s financial assets that are measured at fair value as of December 31, 2025 and 2024 are classified in the tables below in one of the three categories described in "Note 2(o)—Fair value measurement" above:

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$23,133	$894	$—	$24,027
Marketable securities	—	4,981	—	4,981
Total assets	$23,133	$5,875	$—	$29,008

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19,926	$—	$—	$19,926
Marketable securities	—	41,590	—	41,590
Total assets	$19,926	$41,590	$—	$61,516
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

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)
NOTE 6 - MARKETABLE SECURITIES
As of December 31, 2025 and 2024, marketable securities consisted of U.S. Government and agency debt securities as well as U.S. Treasury bills.
The following tables set forth the Company’s marketable securities:

	December 31,
(in thousands)	2025	2024
U.S. Government and agency debt securities	$500	$10,572
U.S. Treasury bills	4,481	31,018
Total	$4,981	$41,590
As of December 31, 2025 and 2024, the amortized cost, gross unrealized gains, gross unrealized losses and fair value were as follows:

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government and agency debt securities	$500	$—	$—	$500
U.S. Treasury bills	4,479	2	—	4,481
Total	$4,979	$2	$—	$4,981

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government and agency debt securities	$10,568	$4	$—	$10,572
U.S. Treasury bills	31,002	16	—	31,018
Total	$41,570	$20	$—	$41,590
As of December 31, 2025 and 2024, $5.0 million and $41.6 million, respectively, of the marketable securities were in an unrealized gain position. The Company determined that unrealized gains and losses on marketable securities were primarily due to interest rate changes. No allowance for credit losses related to any of these securities was recorded for the years ended December 31, 2025 and 2024. All maturities are less than 12 months.
NOTE 7 - PROPERTY AND EQUIPMENT
The following table sets forth the Company's property and equipment, net as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Office equipment	$117	$117
Property and equipment	117	117
Less: Accumulated depreciation	(27)	(4)
Property and equipment, net	$90	$113
Depreciation expense totaled $23 thousand and $4 thousand for the years ended December 31, 2025 and 2024, respectively, which is included within general and administrative expenses on the consolidated statements of operations and comprehensive loss.

FOAMIX PHARMACEUTICALS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(U.S. dollars in thousands, except share and per share amounts)
NOTE 8 - ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31,
(in thousands)	2025	2024
Product sales provisions(1)	$—	$2,107
Research and development(2)	547	6,622
Professional services	379	491
Other	15	52
Total accrued expenses	$941	$9,272
(1) Comprised primarily of liabilities related to product returns associated with the MST Franchise.
(2) Comprised primarily of accruals related to fees for contract research organizations, investigative sites, and other service providers that assist in conducting preclinical research studies and clinical trials.
NOTE 9 – OPERATING LEASE
The Company previously had an operating lease for its principal executive office in Bridgewater, New Jersey. As of December 31, 2025, the Company had no remaining lease commitments.

In November 2022, the Company signed a Sublease Agreement (the “Sublease”) to sublease approximately 5,755 square feet of office space (the “Leased Premises”) in Bridgewater, New Jersey through September 30, 2023. Following the termination of the Sublease, the Company signed a Lease Agreement (the “Master Lease”) to lease the Leased Premises through September 30, 2025. The Company recorded a right of use asset of $0.2 million and liability of $0.3 million at the commencement date of the Master Lease on October 1, 2023. The Master Lease was subsequently extended to October 31, 2025, and the Company vacated the premises and terminated the lease effective November 1, 2025. Since November 1, 2025, the Company operates on a fully remote model with co-working space rented on a month-to-month basis as required.
The components of lease expense are as follows:

	Year ended December 31,
(in thousands)	2025	2024
Operating lease expense	$95	$126
Short-term lease expense	13	—
Variable lease expense	10	10
Total lease expense	$118	$136
Variable lease expense primarily consists of utility and other common area maintenance ("CAM") charges. Lease expense is included within general and administrative expenses on the consolidated statements of operations and comprehensive loss.
Supplemental operating cash flows information is as follows:

	Year ended December 31,
(in thousands)	2025	2024
Operating leases	$112	$126

Supplemental consolidated balance sheet information related to leases is as follows:

(in thousands)	December 31, 2024
Operating lease right-of-use assets	$93
Operating lease liabilities	$99
Weighted average remaining lease term	0.75
Weighted average discount rate	8.00%
NOTE 10 - EMPLOYEE SAVINGS PLAN
The Company makes retirement savings plans available to all of its employees and those of its subsidiary, which are intended to qualify as deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “401(k) Plans”). The Company made contributions to these 401(k) Plans during the years ended December 31, 2025 and 2024 of $0.1 million in each period.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Litigation and contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of December 31, 2025, there were no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.
NOTE 12 - SHAREHOLDERS' EQUITY
Preferred stock
As of December 31, 2025, the Company's Amended and Restated Certificate of Incorporation (as amended, the "Certificate of Incorporation") authorized the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of December 31, 2025 and 2024.
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
Common stock
Pursuant to the Certificate of Incorporation, the Company is authorized to issue 150,000,000 shares of common stock, par value $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding. The Company has not previously declared any dividends on common stock.

As of December 31, 2025, the Company had reserved shares of common stock for future issuance as follows:

(in numbers of shares)	December 31, 2025
Shares underlying outstanding Pre-Funded Warrants	9,545,643
Common stock options outstanding (Note 13)	2,950,562
Shares available for future grant under 2023 Plan (Note 13)	188,100
Outstanding restricted stock units (Note 13)	450,916
Shares available for grant under the Employee Share Purchase Plan (Note 13)	62,419
Shares underlying other outstanding warrants	27,509
Shares available for future grant under 2024 Inducement Plan (Note 13)	111,251
13,336,400
Issuances of common stock and warrants
At-the-Market Equity Offering Program
On August 12, 2021, the Company entered into a sales agreement (the "Cantor Sales Agreement") with Cantor Fitzgerald to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million through an at-the-market equity offering program under which Cantor Fitzgerald would act as the Company's sales agent. Cantor Fitzgerald was entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the Cantor Sales Agreement. In 2024 the Cantor Sales Agreement was terminated. The Company cannot make any future sales of its common stock pursuant to the Cantor Sales Agreement.
On March 1, 2024, the Company entered into a Sales Agreement (the “Cowen Sales Agreement”) with Cowen and Company, LLC, as sales agent (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company's common stock through Cowen in an at-the-market offering having an aggregate offering price up to $50.0 million. Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold under the Cowen Sales Agreement. The Company did not sell any shares of common stock under the Cowen Sales Agreement during the years ended December 31, 2025 and 2024.
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

As of December 31, 2024, 639,854 of Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. During the year ended December 31, 2025, 18,297,097 of Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. As of December 31, 2025, 9,545,643 Pre-Funded Warrants remained outstanding.

Other Warrants
As of December 31, 2025 and 2024, the Company had warrants to purchase an aggregate of 27,509 shares of the Company’s common stock outstanding, with exercise prices of $8.40, and an expiration date of July 29, 2026. These warrants were issued by Foamix (as defined below) in connection with a financing in July 2019 and were subsequently assumed by the Company in connection with the Merger (as defined below). Pursuant to the warrant certificate, the exercise price of the warrant will be proportionally adjusted in the event that the Company issues common stock at a price per share less than the exercise price (the "Down Round Feature"). During the year ended December 31, 2024, the Down Round Feature was triggered due to the price per share received from the issuances of common stock. The Company calculated the value of the effect of Down Round Feature measured as the difference between the warrants’ fair value, using the Black-Scholes-Merton option-pricing model, before and after the Down Round Feature was triggered using the original exercise price and the new exercise price. The difference in fair value of the effect of the Down Round Feature was immaterial and had an immaterial impact on net loss per share in the period presented. The exercise price will continue to be adjusted in the event the Company issues additional shares of common stock below the then-current exercise price, in accordance with the terms of the warrants.
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
NOTE 13 - SHARE-BASED COMPENSATION
2023 Equity Incentive Plan
The Company maintains the 2023 Equity Incentive Plan (the "2023 Plan") and previously maintained the 2019 Equity Incentive Plan (the “2019 Plan”) and 2018 Omnibus Incentive Plan (the "2018 Plan"). Following stockholder approval in December 2023, any shares then available for future grant under the 2019 Plan and 2018 Plan were allocated to the 2023 Plan and no further grants could be made under the 2018 Plan and the 2019 Plan. In December 2024, stockholders approved a proposal to amend the 2023 Plan to further increase shares available for grant under the 2023 Plan by 1,520,000 shares. As of December 31, 2025, 188,100 shares remained issuable under the 2023 Plan.
2024 Inducement Plan
On February 28, 2024, the Board approved the Company's 2024 Inducement Plan (the "Inducement Plan"). Pursuant to the Inducement Plan and Nasdaq Listing Rule 5635(c)(4), the Company is permitted to grant equity awards as an inducement material to an individual's entering into employment with the Company, subject to certain conditions ("Inducement Grants"). In November 2024, the Board reduced the number of shares available to be issued under the Inducement Plan to one share. During 2025, 111,250 shares were returned to the Inducement Plan as a result of forfeited equity awards. As of December 31, 2025, there were 111,251 shares available for future Inducement Grants, which includes shares underlying Inducement Grants that were forfeited.
2019 Employee Share Purchase Plan
The Company has adopted the ESPP pursuant to which qualified employees (as defined in the ESPP) may elect to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of the common stock at the beginning or end of each semi-annual share purchase period (“Purchase Period”). Employees are permitted to purchase the number of shares purchasable with up to 15% of the earnings paid (as such term is defined in the ESPP) to each of the participating employees during the Purchase Period, subject to certain limitations under Section 423 of the U.S. Internal Revenue Code.
As of December 31, 2025, 62,419 shares remained available for grant under the ESPP.
During the years ended December 31, 2025 and 2024, 24,703 and 14,080 shares were purchased by employees pursuant to the ESPP, respectively.

Options and Restricted Stock Units ("RSUs") granted to employees and directors
For the years ended December 31, 2025 and 2024, the Company granted options and RSUs to employees and directors as follows:

	Year ended December 31, 2025
	Award amount	Exercise price range	Vesting period	Expiration
Options	1,662,500	$0.38 - $2.77	1 year - 4 years	10 years

	Year ended December 31, 2024
	Award amount	Exercise price range	Vesting period	Expiration
Options	870,000	$1.96 - $2.40	1 year - 4 years	10 years
RSUs	435,000	—	4 years	—

During the year ended December 31, 2025 and December 31, 2024, the fair value of options and RSUs granted to employees and directors was $3.6 million and $2.6 million, respectively. The fair value of RSUs granted is based on the share price on grant date. One share of common stock will be issued upon settlement of each RSU that vests.
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
The underlying data used for computing the fair value of the options are as follows:

Year ended December 31,
	2025	2024
Exercise price	$0.38 - $2.77	$1.96 - $2.40
Dividend yield	—%	—%
Expected volatility	101.91% - 104.79%	104.00% - 105.73%
Risk-free interest rate	4.19% - 4.58%	3.95% - 4.32%
Expected term	6 years	6 years

Summary of outstanding and exercisable options and RSUs
The following table summarizes stock option activity for the year ended December 31, 2025:

	Number of options	Weighted Average Exercise Price
Outstanding at December 31, 2024	1,584,304	$19.65
Granted	1,662,500	2.61
Forfeited	(220,641)	2.17
Expired	(75,601)	61.59
Outstanding at December 31, 2025	2,950,562	$10.28
Exercisable at December 31, 2025	838,339	$29.66
The weighted average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $3.6 million and $1.6 million, respectively. The weighted average remaining contractual term of outstanding and exercisable options as of December 31, 2025 was 8.40 years and 7.27 years, respectively. Total unrecognized share-based compensation for options as of December 31, 2025 was $3.6 million, which is expected to be recognized over a weighted average period of 2.83 years.
The intrinsic value of outstanding options was $16.0 thousand as of December 31, 2025. There was no intrinsic value of exercisable options as of December 31, 2025.
The following table summarizes RSU activity for the year ended December 31, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	750,715	$2.77
Vested	(299,609)	3.10
Forfeited	(190)	10.99
Outstanding at December 31, 2025	450,916	$2.54
The weighted average remaining contractual term of outstanding RSUs as of December 31, 2025 was 1.19 years. Total unrecognized compensation expense related to the unvested portion of the RSUs at December 31, 2025 was $1.1 million, which is expected to be recognized over a weighted average period of 2.12 years.
Share-based compensation expenses
The following table illustrates the allocation of share-based compensation expense on the line items on the statements of operations and comprehensive loss:

	Year ended December 31,
(in thousands)	2025	2024
Research and development	$364	$548
General and administrative	1,944	2,755
Total	$2,308	$3,303

NOTE 14 - INCOME TAX
The loss before income taxes and the related tax expense is as follows:

	Year ended December 31,
(in thousands)	2025	2024
Income (loss) before income taxes:
Domestic	$(26,486)	$(39,830)
Foreign	8	—
Total loss before taxes	$(26,478)	$(39,830)

Current taxes:
Federal	$—	$—
State	4	4
Foreign	—	—
Total current taxes	$4	$4

Deferred taxes:
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred taxes	—	—
Total	$4	$4
The following is a reconciliation of the difference between the effective income tax rate and the federal statutory tax rate:

	Year ended December 31,
	2025
	$ Amount	%
Federal income tax provision at statutory rate	$(5,560)	21.00%
State income tax provision, net of federal benefit (1)	3	(0.01)%
Permanent differences	407	(1.54)%
Change in valuation allowances	(4,305)	17.42%
Change in unrecognized tax benefits	(120)	0.45%
R&D tax credit	(1,874)	7.08%
Other:
Federal NOL carryforward deferred tax asset write-off	8,441	(31.88)%
R&D tax credit carryforward deferred tax write-off	2,106	(7.96)%
Share-based compensation deferred tax asset write-off	906	(4.58)%
Effective income tax rate	$4	(0.02)%
(1) The state that contributed to the majority (greater than 50%) of the tax effect in this category was New Jersey.

A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows:

Year ended December 31,
2024
Federal income tax provision at statutory rate	21.00%
State income tax provision, net of federal benefit	(0.01)%
Permanent differences	(0.06)%
Change in valuation allowances	(20.94)%
Effective income tax rate	(0.01)%
Cash income taxes paid, net of refunds, totaled $4 thousand for the year ended December 31, 2025, all of which were paid in New Jersey.
The income tax expense for the years ended December 31, 2025 and 2024 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax expense as a result of nondeductible expenses, changes in state effective tax rates, foreign taxes, tax credits generated, true up of net operating loss carryforwards, and increase in the Company’s valuation allowance. The Company applies the elements of ASC 740-10 regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The total amount of unrecognized tax benefits of approximately $2.4 million and $2.6 million as of December 31, 2025 and 2024, respectively, net of the federal benefit, which is offset by a full valuation allowance. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision. Tax years beginning in 2021 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.
The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$76,431	$75,922
Tax credit carryforwards	7,060	7,171
Section 174 expenses	13,485	14,720
Share-based compensation	1,266	2,217
Accrued expenses and other	441	649
Total gross deferred tax assets	98,683	100,679
Less: valuation allowance	(98,683)	(100,679)
Net deferred tax assets	$—	$—
Realization of deferred tax assets is contingent upon sufficient future taxable income during the period that deductible temporary differences and carry forward losses are expected to be available to reduce taxable income. As the achievement of required future taxable income is not likely, the Company recorded a full valuation allowance.

At December 31, 2025 and 2024, the Company recorded a valuation allowance against its net deferred tax assets of $98.7 million and $100.7 million, respectively. The change in the valuation allowance during the years ended December 31, 2025 and 2024 was a decrease of $2.0 million and $10.9 million, respectively. A valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2025, the Company had federal and state net operating loss carryforwards of $332.1 million and $94.2 million, respectively, of which $4.1 million will begin to expire in 2037 for federal and $94.2 million will begin to expire in 2040 for state purposes. As of December 31, 2025, the Company had federal research and development tax credit carryforwards of $7.1 million, which will begin to expire in 2031. The Company has no state research and development tax credit carryforwards. As a result of U.S. tax reform legislation, federal net operating losses generated beginning in 2018 and subsequent years carryforward indefinitely, however, the Company has federal net operating losses that pre-date U.S. tax reform legislation which begin to expire in 2037 and federal credit carryforwards that begin to expire in 2031. State net operating loss carryforwards begin to expire in 2040. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and development tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company has not completed a 382 study through December 31, 2025; however, we have completed a 382 study through March 31, 2025, and we determined that we experienced ownership changes in connection with the 2020 merger between Menlo Therapeutics (our predecessor company) and Foamix Pharmaceuticals Ltd. and with our private placement transaction in November 2023. As a result of the ownership changes, $40.2 million of federal NOLs and $2.1 million of research and development tax credits are expected to expire unutilized and have been written off.
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
The following table summarizes the activity of the Company's unrecognized tax benefits (in thousands):

Balance at January 1, 2024	$2,458
Reductions for prior year positions	(3)
Additions for current year positions	111
Balance at December 31, 2024	$2,566
Additions for prior year positions	306
Additions for current year positions	163
Reductions related to write off of R&D Tax Credit from Deferred Tax Asset	(589)
Balance at December 31, 2025	$2,446
NOTE 15 - SEGMENT INFORMATION
The Company operates in one operating segment, and therefore one reportable segment, focused on the development of differentiated therapies to treat inflammatory and immune-mediated conditions of high unmet need. This determination, that the Company operates as a single operating segment, is consistent with the financial information regularly reviewed by the Chief Operating Decision Maker (“CODM”) for purposes of evaluating performance, allocating resources, and planning and forecasting for future periods. The Company's Chief Executive Officer (“CEO”) is the CODM.

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
The following table presents segment revenue and significant expenses regularly reviewed by the CODM for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Royalty revenues	$570	$501
Operating expenses
Research and development:
Repibresib (VYN201)	8,487	16,271
VYN202	7,756	11,262
Other segment items*	2,994	3,413
General and administrative	11,082	13,192
Total operating expenses	30,319	44,138
Operating loss	(29,749)	(43,637)
Other income, net	3,017	3,834
Loss from continuing operations before income taxes	(26,732)	(39,803)
Income tax expense	4	4
Loss from continuing operations	(26,736)	(39,807)
Income (loss) from discontinued operations, net of income taxes	253	(27)
Net loss	$(26,483)	$(39,834)
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of December 31, 2025. Based on such evaluation, those officers have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on these criteria.
ITEM 9B - OTHER INFORMATION

On February 26, 2026, the Compensation Committee approved a cash retention payment for each of our four executive employees to incentivize them to remain with the Company through the completion of the covenants and closing conditions in the Merger Agreement. Upon the closing of the Merger, each executive shall receive 100% of their target annual bonus (the "Retention Payment") subject to the individual's remaining in our continuous service through the payment date. The Retention Payment amounts to $382,536 for Mr. Domzalski, $188,599 for Mr. Stuart and $183,518 for Ms. Harsch.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following table sets forth information regarding our executive officers and members of our Board of Directors (the "Board") as of the date of this Annual Report.

Name	Age	Position(s)
Executive Officers and Employee Director
David Domzalski	59	President, Chief Executive Officer and Director
Tyler Zeronda	40	Chief Financial Officer and Treasurer
Iain Stuart, Ph.D.	53	Chief Scientific Officer
Mutya Harsch	51	Chief Legal Officer, General Counsel and Secretary
Non-Employee Directors
Sharon Barbari	71	Director
Steven Basta	60	Director
Patrick LePore	70	Lead Independent Director
Elisabeth Sandoval Little	64	Director

Executive Officers

David Domzalski has served as our President and Chief Executive Officer and as a director since March 2020. From July 2017 until the closing of the merger between us (which was formerly known as Menlo Therapeutics Inc. (“Menlo”)) and Foamix Pharmaceuticals Ltd. (“Foamix”) in March 2020 (the “Menlo Merger”), Mr. Domzalski served as the Chief Executive Officer of Foamix. He also served as a director of Foamix from 2018 to the closing of the Menlo Merger. Mr. Domzalski’s tenure with Foamix began in 2014 when he served as President of its U.S. subsidiary. From 2009 to 2013, Mr. Domzalski was the Vice President of Sales and Marketing at LEO Pharma, Inc. Mr. Domzalski holds a B.A. in economics and political science from Muhlenberg College in Allentown, Pennsylvania. We believe Mr. Domzalski is qualified to serve on our Board given his leadership position with our company, and his extensive experience in operating and leadership roles in the pharmaceutical industry.

Tyler Zeronda was appointed as our Chief Financial Officer and Treasurer in March 2022 and previously served as our Interim Chief Financial Officer and Treasurer since June 2021. Mr. Zeronda previously served as Vice President of Finance of the Company from March 2020 until his appointment as Interim CFO. Mr. Zeronda joined Foamix in April 2019 and was responsible for all finance activities related to our commercial operations, financial planning, treasury, risk management and supply chain matters. From April 2013 to April 2019, Mr. Zeronda held positions of increasing responsibility in finance at Aerie Pharmaceuticals Inc., culminating in his role as Director of Finance, where he helped the company scale and transition from a pre-IPO, clinical-stage company to a commercial-stage public company. Mr. Zeronda began his career at Ernst & Young LLP where he focused on assurance services for the healthcare industry. Mr. Zeronda received his M.S. in accounting from the University of Virginia. He holds a B.A. in economics and business from Lafayette College and is a licensed CPA.

Iain Stuart, Ph.D. has served as our Chief Scientific Officer since March 2020. From January 2019 until March 2020, Dr. Stuart served as the Chief Scientific Officer of Foamix. Dr. Stuart previously served as Foamix’s, Senior Vice President of Research & Development from August 2017 to January 2019 and Vice President of Clinical Development from 2016 to 2017. Prior to joining Foamix, Dr. Stuart held several positions, including Director of Preclinical Development, Vice President of R&D Project Management and Vice President of Medical Strategy and Scientific Affairs, at LEO Pharma Inc. Dr. Stuart holds a BSc (*Hons, 1st class) and Ph.D. in Chemistry from Glasgow Caledonian University, Scotland. Dr, Stuart was also a post-doctoral fellow in the Strathclyde Institute of Pharmacy and Biomedical Sciences, University of Strathclyde, Scotland.

Mutya Harsch has served as our Chief Legal Officer, General Counsel and Secretary since March 2020. From January 2019 until March 2020, Ms. Harsch served as the General Counsel and Chief Legal Officer of Foamix. She previously served as Foamix’s General Counsel and Senior Vice President of Legal Affairs from January 2018 to January 2019. In addition, Ms. Harsch served on the board of directors of Satsuma Pharmaceuticals Inc. from October 2021 until June 2023. Ms. Harsch has over 20 years of legal experience previously holding positions as Special Counsel, Mergers & Acquisitions at Cooley LLP from 2015 to 2017 and as a corporate lawyer at Davis Polk & Wardwell from 2005 to 2015. Ms. Harsch received her J.D. and B.A. from the University of California at Berkeley.

Non-Employee Directors

Sharon Barbari has served on our Board since March 2020, having previously served as a director of Foamix (as defined below) from January 2019 to the closing of the Menlo Merger in 2020. From 2004 to 2017, Ms. Barbari served as Chief Financial Officer at Cytokinetics, Incorporated. From 2002 to 2004, she served as Chief Financial Officer and Senior Vice President of Finance and Administration at InterMune. From 1998 to 2002, she served in senior financial roles at Gilead Sciences, including as Chief Financial Officer. Ms. Barbari was also employed as Vice President of Strategic Planning at Foote, Cone & Belding Healthcare. She began her career at Syntex Corporation/Roche Pharmaceuticals, where she held various roles of increasing responsibility from 1972 to 1996. Ms. Barbari served on the board of directors of the publicly held company Agile Therapeutics from June 2020 until its merger with Exeltis Project, Inc., a U.S. subsidiary of Insud Pharma, S.L., in August 2024. She previously was a board member for the Association of Bioscience Finance Officers Northern California Chapter, Phytogen Life Sciences and Sonoma Pharmaceuticals. In 2017, Ms. Barbari was a recipient of the YWCA Silicon Valley Tribute to Women Awards. She received her B.S. in accounting from San Jose State University. We believe Ms. Barbari is qualified to serve on our Board because of her financial executive and leadership roles in various biotechnology and pharmaceutical companies.

Steven Basta has served on our Board since September 2015. Mr. Basta served as President and Chief Executive Officer of our predecessor from September 2015 until the closing of the Menlo Merger. Mr. Basta has served as the President and Chief Executive Officer and a member of the Board of Directors of Phathom Pharmaceuticals, Inc. since April 2025. From September 2023 until March 2025, Mr. Basta served as the Chief Executive Officer and a member of the Board of Directors of SaNOtize Research and Development Corp., a privately held company. From December 2020 until October 2022, Mr. Basta served as the Chief Executive Officer of Mahana Therapeutics, a privately held digital therapeutics company. From 2011 to 2015, Mr. Basta served as Chief Executive Officer of AlterG, a privately held medical device company. From 2002 to 2010, Mr. Basta served as Chief Executive Officer of BioForm Medical, a publicly held medical aesthetics company acquired by Merz, and from 2010 to 2011 served as Chief Executive Officer of its successor Merz Aesthetics. He has served on the board of DermBiont, Inc., a privately held pharmaceutical company, since 2020, and has served as chairman of the board of directors of Illumisonics, a privately held company, since November 2023. Mr. Basta served as a director of the publicly held company Viveve Medical from 2018 until March 2023, including as Chairman of the Board beginning in January 2019. Mr. Basta received a B.A. from The Johns Hopkins University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University. We believe Mr. Basta is qualified to serve on our Board because of his extensive experience in leadership and management roles at various life sciences companies.

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

Independence of the Board and its Committees

Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent.

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

The Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, the Board determined that each of its directors, except for Mr. Domzalski, are an “independent director” as defined under the applicable rules and regulations of the SEC, and the listing requirements and rules of Nasdaq.

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

Meetings of the Board

The Board met 13 times during the fiscal year ended December 31, 2025. The Audit Committee met four times, the Compensation Committee met twice, and the Nominating and Corporate Governance Committee met once. Each member of the Board, except Patrick LePore, attended at least 75% of the aggregate number of meetings of its Board and each committee on which such director serves. Mr. LePore attended 71% of the aggregate number of meetings of the Board and of the committees of the Board on which he served. In addition, it is our policy to encourage directors to attend the annual meeting of stockholders. All of the directors as of the date of the 2025 annual meeting of stockholders attended such meeting.

Committees of the Board of Directors

The Board has a standing Audit Committee, Compensation Committee and a Nominating and Corporate Governance Committee. The Board may establish other committees to facilitate the management of our business. The current composition and functions of each committee are described below.

Name	Audit	Compensation	Nominating and Corporate Governance
David Domzalski	—	—	—
Sharon Barbari	X*	X	X
Steven Basta	X	—	—
Patrick LePore	—	—	X*
Elisabeth Sandoval Little	X	X*	—
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

The current members of our Compensation Committee are Mses. Barbari and Sandoval Little, with Ms. Sandoval Little serving as the chairperson of the committee. Our Board has determined that each of Mses. Barbari and Sandoval Little is independent under the applicable rules and regulations of Nasdaq and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

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

The current members of our Nominating and Corporate Governance Committee are Mr. LePore and Ms. Barbari, with Mr. LePore serving as the chairperson of the committee. Our Board has determined that each of Mr. LePore and Ms. Barbari is an independent director under the applicable rules and regulations of Nasdaq relating to nominating and corporate governance committee independence.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Mses. Barbari and Sandoval Little. None of the members of the Compensation Committee is or has at any time been one of the officers or employees. None of the executive officers currently serves or in the past year has served as a member of the Board or Compensation Committee of any entity that has one or more executive officers serving on the Board or Compensation Committee.

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

Prohibition on Margin Accounts and Hedging and Similar Transactions

Our employees and directors are subject to an insider trading policy. This policy governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading. This policy also prohibits directors, officers and employees from holding our securities in a margin account or pledging our securities as collateral for a loan. In addition, our insider trading policy prohibits employees and directors from engaging in put or call options, short selling, or similar hedging activities involving our stock. We prohibit these transactions because they may reduce the individual’s incentive to improve our performance, focus the individual on short-term performance at the expense of long-term objectives, and misalign the individual’s interests with those of our stockholders generally. The policy is filed as an exhibit to this Annual Report.

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

Our NEOs for the year ended December 31, 2025 were:

•David Domzalski, President and Chief Executive Officer;
•Iain Stuart, Chief Scientific Officer; and
•Mutya Harsch, Chief Legal Officer, General Counsel and Secretary.

Summary Compensation Table

The following table sets forth the compensation information for our NEOs for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Non-equity Incentive Compensation ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total Compensation ($)
David Domzalski	2025	637,560	—	—	1,679,000	14,000	2,330,560
President and Chief Executive Officer	2024	637,560	361,497	524,250	436,500	13,800	1,973,607
Iain Stuart	2025	471,499	—	—	529,000	14,000	1,014,499
Chief Scientific Officer	2024	455,555	172,200	145,625	121,250	13,800	908,430
Mutya Harsch	2025	458,795	—	—	529,000	14,000	1,001,795
Chief Legal Officer, General Counsel and Secretary	2024	443,280	167,560	145,625	121,250	13,800	891,515

(1)    The amounts reported in this column reflect cash bonuses earned pursuant to the achievement of our corporate objectives for the applicable year. See “Narrative Disclosure to Summary Compensation Table—Non-Equity Incentive Plan Compensation” for additional discussion regarding our bonus program.
(2)    Represents the grant date fair value of the restricted stock units and stock options granted in accordance with ASC 718. The assumptions used in calculating the grant date fair values are set forth in Note 13 to the consolidated financial statements included in this Annual Report.
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

Our Compensation Committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, the Compensation Committee then recommends the compensation for each executive officer. Our Compensation Committee, without members of management present, discusses and ultimately approves the compensation of our executive officers. In 2024 the Compensation Committee retained F.W. Cook & Co. ("F.W. Cook"), a compensation consulting firm, to evaluate and make recommendations with respect to our executive compensation program and retention incentives. F.W. Cook's engagement included assisting the Compensation Committee with developing retention incentives for our employees, the selection of a peer group of companies for benchmarking purposes, an analysis of our existing executive compensation, including our equity incentive plan and equity award granting practices, and an analysis of our director compensation policy. In 2025, F.W. Cook presented the Compensation Committee with data about the compensation paid by our peer group of companies and other employers, who we believe compete with us for executives, updated the Compensation Committee on new developments in areas that fall within the Compensation Committee’s jurisdiction and advised the Compensation Committee regarding all of its responsibilities. F.W. Cook served at the pleasure of the Compensation Committee rather than us, and the consultant’s fees were approved by the Compensation Committee.

Annual Base Salary

We have entered into employment agreements with each of our NEOs that establish annual compensation, including base salaries. Compensation for our executive officers is reviewed annually by our Compensation Committee. The following table presents the annual base salaries for each of our NEOs for the years indicated. The 2024 base salaries became effective on January 1, 2024 and the 2025 base salaries became effective on January 1, 2025 for each of our NEOs:

Name	2025 Base Salary ($)	2024 Base Salary ($)
David Domzalski	637,560	637,560
Iain Stuart	471,499	455,555
Mutya Harsch	458,795	443,280

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

For the 2025 bonuses, the corporate performance objectives included goals attached to corporate strategy, research and development, operational and financial measures.

In January 2026, our Compensation Committee assessed the level of achievement of corporate and individual performance objectives in light of the clinical, operational, financial and strategic developments for the Company in 2025. As part of this process, the Compensation Committee noted that VYNE management evaluated opportunities for repibresib and VYN202, including as part of broader strategic alternatives. VYNE also implemented cost reductions to extend its cash runway. Following the strategic review, on December 17, 2025, VYNE entered into a Merger Agreement with Yarrow and Merger Sub, pursuant to which, among other matters, VYNE would merge with Yarrow to advance Yarrow's TSHR antibody YB-101.

In reviewing the Compensation Committee's compensation objectives in light of the pending merger with Yarrow and the interests of the Company and its stockholders, the Compensation Committee determined not to award any performance bonuses to Mr. Domzalski, Mr. Stuart and Ms. Harsch in respect of 2025.

On February 26, 2026, the Compensation Committee approved a cash retention payment for each of our four executive employees to incentivize them to remain with the Company through the completion of the covenants and closing conditions in the Merger Agreement. Upon the closing of the Merger, each executive shall receive 100% of their target annual bonus (the "Retention Payment") subject to the individual's remaining in our continuous service through the payment date. The Retention Payment amounts to $382,536 for Mr. Domzalski, $188,599 for Mr. Stuart and $183,518 for Ms. Harsch.

Equity-Based Awards

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

In January 2025, the Compensation Committee met to approve 2025 equity-based compensation for our NEOs. The Compensation Committee discussed the upcoming year’s goals, with read-outs expected for both repibresib gel and VYN202 in 2025. The Compensation Committee emphasized its desire to bring each executive’s total ownership levels to target levels consistent with the executive ownership levels of the Company’s peers, to strengthen executive alignment with stockholders and to incentivize executives to continue to work toward the performance objectives set for 2025. The Compensation Committee also considered the type of equity awards that were previously awarded, which included a mix of restricted stock units and stock options, and considered the tax withholding requirements for vesting of restricted stock units. Considering all of the foregoing, and the desire by the Compensation Committee to preserve each NEO’s target ownership levels relative to total shares outstanding at certain thresholds, the Compensation Committee ultimately determined to grant 100% of the equity awards for 2025 in the form of stock options, with Mr. Domzalski, Dr. Stuart and Ms. Harsch each receiving an option to purchase 730,000, 230,000, and 230,000 shares of our common stock, respectively. The size of each option award was intended to bring each NEO’s target ownership levels relative to total shares outstanding to the 50th percentile among the Company’s peers (approximately 3% for Mr. Domzalski and 1% for each of Dr. Stuart and Ms. Harsch). These options vest 25% on the first anniversary of the last day of the quarter in which they were granted and 6.25% every quarter thereafter, in each case, subject to the executive’s continued service to the Company through the vesting date. The exercise price for each option is the closing price of our common stock on the applicable grant date.

In January 2026, the Compensation Committee determined that no equity-based compensation in respect of 2026 would be awarded for our NEOs in light of the pending Merger with Yarrow.

401(k) Plan

We maintain a tax‑qualified retirement plan that provides eligible U.S. employees, including our NEOs, with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to defer eligible compensation subject to applicable annual Code limits. Currently, we match each eligible employee’s contributions up to 4% of total eligible compensation. Employees’ pre‑tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax‑qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth all outstanding equity awards held by each of our NEOs as of December 31, 2025.

		Option Awards					Share Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)		Market Value of Shares or Units of Shares That Have Not Vested (5)($)
David Domzalski	3/1/2016	1,500	—		241.92	3/1/2026	—		—
	2/21/2017	1,784	—		408.96	2/21/2027	—		—
	8/8/2017	8,195	—		230.40	8/8/2027	—		—
	5/8/2018	1,755	—		203.04	5/8/2028	—		—
	1/1/2019	4,276	—		151.20	1/1/2029	—		—
	2/24/2020	6,024	—		161.28	2/24/2030	—		—
	5/6/2020	9,443	—		140.40	5/6/2030	—		—
	2/22/2021	19,929	—		149.94	2/22/2031	—		—
	9/2/2021	17,795	—		30.24	9/2/2031	—		—
	3/17/2022	16,266	1,083	(1)	10.98	3/17/2032	1,084		629
	12/13/2023	112,500	112,500	(2)	2.70	12/13/2033	112,500		65,261
	1/1/2024	98,437	126,563	(3)	2.33	1/1/2034	126,563		73,419
	1/21/2025	—	730,000	(4)	2.77	1/21/2035	—		—

Iain Stuart	11/15/2016	1,000	—		342.00	11/15/2026	—		—
	8/8/2017	325	—		216.00	8/8/2027	—		—
	2/27/2018	750	—		254.16	2/27/2028	—		—
	1/1/2019	1,900	—		151.20	1/1/2029	—		—
	2/24/2020	2,409	—		161.28	2/24/2030	—		—
	5/6/2020	1,561	—		140.40	5/6/2030	—		—
	2/22/2021	3,785	—		149.94	2/22/2031	—		—
	9/2/2021	3,380	—		30.24	9/2/2031	—		—
	3/17/2022	3,906	260	(1)	10.98	3/17/2032	260	(1)	151
	12/13/2023	31,250	31,250	(2)	2.70	12/13/2033	31,250	(2)	18,128
	1/1/2024	27,343	35,157	(3)	2.33	1/1/2034	35,157	(3)	20,395
	1/21/2025	—	230,000	(4)	2.77	1/21/2035	—		—

Mutya Harsch	2/27/2018	1,250	—		254.16	2/27/2028	—		—
	1/1/2019	1,758	—		151.20	1/1/2029	—		—
	2/24/2020	2,409	—		161.28	2/24/2030	—		—
	5/6/2020	2,082	—		140.40	5/6/2030	—		—
	2/22/2021	3,785	—		149.94	2/22/2031	—		—
	9/2/2021	3,380	—		30.24	9/2/2031	—		—
	3/17/2022	3,906	260	(1)	10.98	3/17/2032	260	(1)	151
	12/13/2023	31,250	31,250	(2)	2.70	12/13/2033	31,250	(2)	18,128
	1/1/2024	27,343	35,157	(3)	2.33	1/1/2034	35,157	(3)	20,395
	1/21/2025	—	230,000	(4)	2.77	1/21/2035	—		—
(1) This award vested 25% on March 31, 2023, with 6.25% vesting every quarter thereafter through March 31, 2026, subject to the executive’s continuous service through each applicable vesting date.
(2) This award vested 25% on December 31, 2024, with 6.25% vesting every quarter thereafter through December 31, 2027, subject to the executive’s continuous service through each applicable vesting date.
(3) This award vests 25% on March 31, 2025, with 6.25% vesting every quarter thereafter through March 31, 2028, subject to the executive’s continuous service through each applicable vesting date.
(4) This award vests 25% on March 31, 2026, with 6.25% vesting every quarter thereafter through March 31, 2029, subject to the executive’s continuous service through each applicable vesting date.

(5)     The market value is based on the closing price of our common stock on December 31, 2025.

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

Mr. Domzalski's Offer Letter also contains customary confidentiality, non-competition and non-solicitation covenants.

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

Clawback Policies

In May 2021, the Board adopted a compensation clawback policy with respect to compensation paid to our executive officers. Under the terms of the policy, compensation can be recovered for a financial restatement or materially inaccurate performance calculation. In this case, we may seek recoupment of short and long-term cash or equity incentive compensation (including time- and performance-based awards) awarded after the effective date of the policy. In addition, compensation may be recovered for willful misconduct or gross negligence that results in material adverse reputational or economic impact on us. In this case, we may seek recoupment of 100% of incentive compensation for “Cause” and if no “Cause,” recoupment is based on the impact of the triggering event, if quantifiable at the Compensation Committee’s discretion. In addition, in November 2023 we adopted an additional clawback policy as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and related stock exchange listing standards. The policy adopted in November 2023 is filed as an exhibit to this Annual Report.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material
Nonpublic Information

From time to time, we grant equity awards, including stock options, to our employees, including our named executive officers. Historically, we have typically granted new-hire option awards on, or within the calendar quarter of, a new hire’s employment start date an annual issuance of employee option grants in the first quarter of each fiscal year. These grants are typically approved at a regularly scheduled meeting of our Compensation Committee occurring in such quarter. Also, non-employee directors receive automatic grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the board of directors and at the time of each annual meeting of our stockholders, respectively, pursuant to our non-employee director compensation policy, as further described under the heading, “Director Compensation — Non-Employee Director Compensation Policy” below. We do not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. Our Compensation Committee considers whether there is any material nonpublic information (“MNPI”) about us when determining the timing or terms of stock option grants and does not seek to time the award of stock options in relation to our public disclosure of MNPI. We have not timed the release of MNPI for the purpose of affecting the value of executive compensation.

Director Compensation

Non-Employee Director Compensation Policy

Our Board adopted a non-employee director compensation policy effective as of December 11, 2023. Set forth below is a summary of the compensation paid to the non-executive members of the Board during 2025 pursuant to the policy.

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

The exercise price per share of each option granted as described above will be equal to the per share fair market value of our stock on the date of grant. Each such option will have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the non-employee director’s service with us. In the event of a change of control transaction, which will include the consummation of the Merger with Yarrow, any unvested portion of an equity award granted under this policy will fully vest and become exercisable immediately prior to the effective date of such transaction, subject to the non-employee director’s continuous service with us on the effective date of such transaction.

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

One-Time Option Grant

On January 1, 2025, our Compensation Committee granted each non-executive director a one-time option grant for 20,000 shares of our common stock, which will vest on January 1, 2026, subject to each director’s continuous service through such date. The Compensation Committee granted these one-time awards following consultation with the Company’s independent compensation consultant, taking into consideration that all equity awards for directors were significantly underwater and that in light of the Company’s recent financing (among other things), director stock ownership levels, based on the total shares outstanding inclusive of shares underlying pre-funded warrants, were well below the target levels for the Company’s peer companies.

Director Compensation Table

The following table sets forth information for the fiscal year ended December 31, 2025 regarding the compensation awarded to, earned by or paid to our non‑executive directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total Compensation ($)
Sharon Barbari	68,261	6,200	74,461
Steven Basta	50,000	6,200	56,200
Christine Borowski(3)	27,581	—	27,581
Anthony Bruno(3)	35,551	—	35,551
Patrick LePore	70,761	6,200	76,961
Elisabeth Sandoval Little	65,000	6,200	71,200

(1)     Represent the grant date fair value of stock options granted as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value are set forth in Note 13 to the financial statements included in this Annual Report.
(2)    Each of our non-employee directors was granted an option to purchase 20,000 shares of our common stock on December 12, 2025 at an exercise price of $0.38.
(3)    Represents total compensation for Dr. Borowski and Mr. Bruno for their service as directors through their resignation in August 2025.

As of December 31, 2025, our non-employee directors held the following equity awards:

Name	Shares Underlying Outstanding Options
Sharon Barbari	83,407
Steven Basta	94,285
Patrick LePore	82,901
Elisabeth Sandoval Little	83,837
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information relating to the beneficial ownership of our common stock as of December 31, 2025, by:
•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
•each of our directors;
•each of our named executive officers; and
•all of our current directors and executive officers as a group.
The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after December 31, 2025 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 33,323,171 shares of our common stock outstanding as of December 31, 2025. Shares of our common stock that a person has the right to acquire within 60 days after December 31, 2025 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o VYNE Therapeutics Inc., P.O. Box 125, Stewartsville, New Jersey 08806.

Name of Beneficial Owner	Number of Shares Owned and Nature of Beneficial Ownership	Percent of Class
5% and Greater Stockholders:
AI Biotechnology LLC(1)	3,574,533	9.99%
Named Executive Officers and Directors:
David Domzalski(2)	479,977	1.43%
Mutya Harsch(3)	136,400	*
Iain Stuart(4)	127,537	*
Steven Basta(5)	81,735	*
Sharon Barbari(6)	64,448	*
Patrick LePore(7)	114,373	*
Elisabeth Sandoval Little(8)	63,837	*
All current directors and executive officers as a group (8 persons)(9)	1,174,983	3.44%
* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)This information has been obtained from a Schedule 13D filed on November 13, 2023 by AI Biotechnology LLC, Access Industries Holdings LLC ("AIH"), Access Industries Management, LLC ("AIM") and Mr. Len Blavatnik. Consists of (i) 1,116,585 shares of common stock and (ii) 2,212,400 shares of common stock issuable upon exercise of Pre-Funded Warrants. Such amount does not include 5,580,048 shares of common stock issuable upon exercise of Pre-Funded Warrants because they are subject to limitations on exercisability if such exercise would result in entities affiliated with AI Biotechnology LLC beneficially owning more than 9.99% of our common stock then issued and outstanding after giving effect to such exercise. AIH directly controls all of the outstanding voting interest in AI Biotechnology LLC. AIM controls AIH. Len Blavatnik controls AIM and holds a majority of the outstanding voting interests in AIH. By virtue of the foregoing, each of Len Blavatnik, AIM and AIH may be deemed to have voting and investment power over the Shares held by AI Biotechnology LLC. The business address of each of AI Biotechnology LLC, AIM, AIH and Len Blavatnik is c/o Access Industries, Inc. 40 West 57th Street, 28th Floor, New York, NY 10019.
(2)Includes 182,073 shares of common stock, 297,904 shares of common stock underlying options that are exercisable within 60 days of December 31, 2025, and no shares of common stock underlying restricted stock units that are scheduled to vest within 60 days of December 31, 2025.
(3)Includes 59,238 shares of common stock, 77,162 shares of common stock underlying options that are exercisable within 60 days of December 31, 2025, and no shares of common stock underlying restricted stock units that are scheduled to vest within 60 days of December 31, 2025.
(4)Includes 49,928 shares of common stock, 77,609 shares of common stock underlying options that are exercisable within 60 days of December 31, 2025, and no shares of common stock underlying restricted stock units that are scheduled to vest within 60 days of December 31, 2025.
(5)Consists of (i) 2,842 shares of common stock, (ii) 3,601 shares of common stock held by The Shelter Trust under the Basta Revocable Trust (the “Shelter Trust”), (iii) 1,007 shares of common stock held by the Basta Revocable Trust dated August 4, 2017 (the “Basta Trust”), and (iv) 74,285 shares of common stock underlying options that are exercisable within 60 days of December 31, 2025. As the trustee of each of the Shelter Trust and the Basta Trust, Mr. Basta has voting and investment power over the shares of common stock held by each of the Shelter Trust and the Basta Trust.
(6)Includes 1,041 shares of common stock and 63,407 shares of common stock underlying options that are exercisable within 60 days of December 31, 2025.

(7)Includes 51,472 shares of common stock and 62,901 shares of common stock underlying options that are exercisable within 60 days of December 31, 2025.
(8)Includes 63,837 shares of common stock underlying options that are exercisable within 60 days of December 31, 2025.
(9)Includes 717,105 shares of common stock underlying options that are exercisable within 60 days of December 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table contains information about our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and vesting of RSUs	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,382,728(1)	$8.91	250,519(3)
Equity compensation plans not approved by security holders	18,750(2)	$1.96	111,251(4)
Total	3,401,478	$10.87	361,770
(1)Includes all awards outstanding under the 2023 Plan, the 2019 Plan, the 2018 Plan, the Foamix Pharmaceuticals Ltd. 2015 Israeli Share Incentive Plan, the Tigercat Pharma, Inc. 2011 Stock Incentive Plan or the Foamix Pharmaceuticals Ltd. 2009 Israeli Share Option Plan (collectively, the "Prior Plans"). We may no longer issue awards pursuant to any of the Prior Plans. Weighted average exercise price gives effect to outstanding restricted stock units, which have no exercise price. Excluding the restricted stock units, the weighted average exercise price would be $10.28 per share. For a description of the material terms of our equity plan, see “Item 8—Notes to Consolidated Financial Statements—Note 13—Share-Based Compensation.”
(2)Includes stock options outstanding under our Inducement Plan. For a description of the material terms of our equity plans, see “Item 8—Notes to Consolidated Financial Statements—Note 13—Share-Based Compensation.”
(3)Includes 188,100 shares available for future issuance under the 2023 Plan and 62,419 shares available for future purchase under the ESPP.
(4)Includes 111,251 share available for future issuance under our Inducement Plan.
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

Certain Related Party Transactions

The following is a description of transactions since January 1, 2024 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

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
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
Baker Tilly US, LLP served as our principal independent registered public accounting firm for the years ended December 31, 2025 and 2024. The following table provides information regarding fees paid by us to Baker Tilly US, LLP and BTI network firms (Baker Tilly Israel) for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
	(U.S. dollars in thousands)
Audit fees(1)	$376	$359
Tax fees(2)	4	4
Total Fees	$380	$363
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
3.Exhibits. See Item 15(b) below.
(b)Exhibits

		Incorporation by Reference
Exhibit Number	Description Of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1(a)^	Agreement and Plan of Merger and Reorganization, dated December 17, 2025, by and among VYNE Therapeutics Inc., Yarrow Bioscience, Inc., and Yellow Merger Sub Corp.*	8-K	001-38356	2.1	December 17, 2025
2.1(b)	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization, dated January 30, 2026.	8-K	001-38356	10.1	January 30, 2026
3.1(a)	Amended and Restated Certificate of Incorporation.	10-K	001-38356	3.1	March 17, 2022
3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-38356	3.1	February 10, 2023
3.2	Amended and Restated Bylaws.	10-Q	001-38356	3.2	November 14, 2022
4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-38356	4.1	March 14, 2023
4.2	Second Amended and Restated Warrant, by and among VYNE Therapeutics Inc. and Perceptive Credit Holdings II, LP.	10-Q	001-38356	4.1	May 11, 2020
4.3	Second Amended and Restated Warrant, by and among VYNE Therapeutics Inc. and Orbimed Royalty & Credit Opportunities III, LP.	10-Q	001-38356	4.2	May 11, 2020
4.4	Form of Pre-Funded Warrant to Purchase Common Stock.	8-K	001-38356	4.1	October 30, 2023
10.1†*	License Agreement (Topical), dated as of August 9, 2021, by and between In4Derm Limited and VYNE Therapeutics Inc.	10-Q	001-38356	10.1	November, 10, 2021
10.2†*	License Agreement (Oral), dated as of April 28, 2023, by and between Tay Therapeutics and VYNE Therapeutics Inc.	10-Q	001-38356	10.1	August 14, 2023
10.3	Sales Agreement, dated as of March 1, 2024, by and between VYNE Therapeutics Inc. and Cowen and Company, LLC.	10-K	001-38356	10.3	March 1, 2024
10.4#	2009 Israeli Share Option Plan.	F-1/A	001-36621	10.1	September 3, 2014

10.5(a)#	2011 Stock Incentive Plan, as amended.	S-1	001-38356	10.4(a)	December 28, 2017
10.5(b)#	Amendment to 2011 Stock Incentive Plan.	S-1	001-38356	10.4(b)	December 28, 2017
10.5(c)#	Form of Stock Option Agreement under 2011 Stock Incentive Plan.	S-1	001-38356	10.4(c)	December 28, 2017
10.5(d)#	Form of Immediately Exercisable Stock Option Agreement under 2011 Stock Incentive Plan.	S-1	001-38356	10.4(d)	December 28, 2017
10.6#	2015 Israeli Share Incentive Plan.	F-3	001-36621	10.2	October 21, 2015
10.7(a)#	2018 Omnibus Incentive Plan.	S-1/A	001-38356	10.5(a)	January 12, 2018
10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan.	S-1/A	001-38356	10.5(b)	January 12, 2018
10.7(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-K	001-38356	10.11(c)	March 4, 2021
10.8(a)#	2019 Equity Incentive Plan.	10-Q	001-38356	10.5	May 11, 2020
10.8(b)#	Form of Share Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan for U.S. and Israeli Employees.	10-Q	001-38356	10.8	May 11, 2020
10.8(c)#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the 2019 Equity Incentive Plan for U.S. and Israeli Employees.	10-Q	001-38356	10.9	May 11, 2020
10.9#	2019 Employee Share Purchase Plan.	10-Q	001-38356	10.10	May 11, 2020
10.10#	Offer Letter, dated as of March 25, 2020, by and between VYNE Pharmaceuticals Inc. and David Domzalski.	10-Q	001-38356	10.13	May 11, 2020
10.11#	Offer Letter, dated as of April 7, 2021, by and between VYNE Pharmaceuticals Inc. and Mutya Harsch.	10-Q	001-38356	10.2	May 6, 2021
10.12#	Offer Letter, dated as of March 7, 2022, by and between VYNE Pharmaceuticals Inc. and Iain Stuart.	10-K	001-38356	10.12	March 17, 2022
10.13#	Offer Letter, dated as of March 15, 2022, by and between VYNE Pharmaceuticals Inc. and Tyler Zeronda.	10-K	001-38356	10.13	March 17, 2022
10.14	Form of Securities Purchase Agreement, dated as of October 27, 2023, by and among VYNE Therapeutics Inc. and the Purchasers.	8-K	001-38356	10.1	October 30, 2023
10.15	Form of Registration Rights Agreement, dated as of October 27, 2023, by and among VYNE Therapeutics Inc. and the Purchasers.	8-K	001-38356	10.2	October 30, 2023
10.16(a)#	VYNE Therapeutics Inc. 2023 Equity Incentive Plan.	8-K	001-38356	10.1	December 13, 2023
10.16(b)#	Form of Director Option Grant Notice and Option Agreement under the 2023 Equity Incentive Plan	8-K	001-38356	10.2	December 13, 2023
10.16(c)#	Form of Employee Option Grant Notice and Option Agreement under the 2023 Equity Incentive Plan.	8-K	001-38356	10.3	December 13, 2023

10.16(d)#	Form of Employee Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the 2023 Equity Incentive Plan.	8-K	001-38356	10.4	December 13, 2023
10.17#	Non-Employee Director Compensation Policy.	10-K	001-38356	10.17	March 1, 2024
10.18	First amendment to VYNE Therapeutics Inc. 2023 Equity Incentive Plan	8-K	001-38356	10.1	December 12, 2024
10.19†*	Amendment to License Agreement (Topical) dated as February 12, 2025, by and between Tay Therapeutics Inc. and VYNE Therapeutics Inc.	10-K	001-38356	10.19	March 6, 2025
10.20	Letter Agreement, dated August 15, 2025, by and between the Registrant and Tay Therapeutics Limited.	10-Q	001-38356	10.1	November 06, 2025
10.21	Form of Company Support Agreement.	8-K	001-38356	10.1	December 17, 2025
10.22	Form of Yarrow Support Agreement	8-K	001-38356	10.2	December 17, 2025
10.23	Form of Securities Purchase Agreement	8-K	001-38356	10.3	December 17, 2025
10.24	Form of Registration Rights Agreement	8-K	001-38356	10.4	December 17, 2025
10.25	Form of Lock-Up Agreement	8-K	001-38356	10.5	December 17, 2025
19	Insider Trading Policy	10-K	001-38356	19	March 06, 2025
21.1	List of Subsidiaries of VYNE Therapeutics Inc.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1#	VYNE Therapeutics Inc. Incentive Compensation Recoupment Policy, dated November 8, 2023.	10-K	001-38356	97.1	March 1, 2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Document					X
101.LAB	XBRL Taxonomy Extension Label Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data Filed (embedded within the XBRL document)
* Exhibits and schedules omitted pursuant to Item 601(a)(5) of Regulation S-K.

^ Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

† Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K because the identified confidential portions are not material and are of the type that the registrant treats as private or confidential.
# Indicates management contract or compensatory plan.
** These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.
The agreements and other documents filed as exhibits to this Annual Report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.
ITEM 16 - FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 27, 2026

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski
Chief Executive Officer
KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Domzalski, Tyler Zeronda and Mutya Harsch, and each of them, his or her attorney-in-fact and agent, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her or their substitute or substitutes, may do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ David Domzalski	Director and Chief Executive Officer (Principal Executive Officer)	February 27, 2026
David Domzalski

/s/ Tyler Zeronda	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2026
Tyler Zeronda

/s/ Sharon Barbari	Director	February 27, 2026
Sharon Barbari

/s/ Steven Basta	Director	February 27, 2026
Steven Basta

/s/ Patrick LePore	Director	February 27, 2026
Patrick LePore

/s/ Elisabeth Sandoval Little	Director	February 27, 2026
Elisabeth Sandoval Little