Form 10-Q
period 2026-03-31
VYNE Therapeutics Inc.
filed 2026-05-15
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
Yes  ☐ No  ☒
As of May 1, 2026, there were 33,352,858 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
These forward-looking statements include, but are not limited to, statements regarding the following matters:
•the completion of the Merger (as defined in this Quarterly Report) and our ability to satisfy the conditions to the closing of the Merger, including stockholder approval, and regulatory and governmental consents;
•our ability to successfully execute our business strategy;
•our ability to successfully develop our bromodomain and extra-terminal domain (“BET”) inhibitor platform for immuno-inflammatory conditions;
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
COMPANY REFERENCES
Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, "VYNE," the "Company," "we," "us" and "our" refer to VYNE Therapeutics Inc. and its subsidiaries.
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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$24,631	$24,027
Investment in marketable securities	297	4,981
Prepaid and other current assets	861	1,002
Total Current Assets	25,789	30,010
Non-current Assets:
Property and equipment, net	84	90
Non-current prepaid expenses and other assets	—	60
Total Non-current Assets	84	150
Total Assets	$25,873	$30,160

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables	$261	$1,041
Accrued expenses	889	941
Employee-related obligations	86	413
Total Current Liabilities	1,236	2,395
Total Liabilities	$1,236	$2,395

Commitments and Contingencies

Stockholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized at March 31, 2026 and December 31, 2025; and 33,352,858 and 33,323,171 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	785,872	785,413
Accumulated other comprehensive income	—	2
Accumulated deficit	(761,238)	(757,653)
Total Stockholders' Equity	24,637	27,765
Total Liabilities and Stockholders’ Equity	$25,873	$30,160
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(U.S. dollars and share data in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Royalty revenues	$86	$202
Total revenues	86	202

Operating expenses:
Research and development	817	6,124
General and administrative	3,085	3,275
Total operating expenses	3,902	9,399
Operating loss	(3,816)	(9,197)
Other income, net	231	594
Loss from continuing operations before income taxes	(3,585)	(8,603)
Income tax expense	—	—
Loss from continuing operations	(3,585)	(8,603)
Loss from discontinued operations, net of income taxes	—	(8)
Net loss	$(3,585)	$(8,611)

Loss per share from continuing operations, basic and diluted	$(0.08)	$(0.20)
Loss per share from discontinued operations, basic and diluted	$—	$—
Loss per share, basic and diluted	$(0.08)	$(0.20)

Weighted average shares outstanding - basic and diluted	42,768	42,673

Other comprehensive loss:
Unrealized losses on marketable securities, net of tax of $0	(2)	(20)
Total other comprehensive loss	(2)	(20)
Comprehensive loss	$(3,587)	$(8,631)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders' Equity
	Number of Shares	Amount	Amount
BALANCE AT JANUARY 1, 2025	14,830,013	$1	$783,235	$20	$(731,170)	$52,086
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	(8,611)	(8,611)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee stock purchase plan	81,184	—	(87)	—	—	(87)
Stock-based compensation	—	—	763	—	—	763
Cashless exercise of pre-funded warrants	1,048,291	1	—	—	—	1
Unrealized losses from marketable securities	—	—	—	(20)	—	(20)
BALANCE AT MARCH 31, 2025	15,959,488	$2	$783,911	$—	$(739,781)	$44,132

BALANCE AT JANUARY 1, 2026	33,323,171	$3	$785,413	$2	$(757,653)	$27,765
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	(3,585)	(3,585)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee stock purchase plan	29,687	—	(15)	—	—	(15)
Stock-based compensation	—	—	474	—	—	474
Unrealized losses from marketable securities	—	—	—	(2)	—	(2)
BALANCE AT MARCH 31, 2026	33,352,858	$3	$785,872	$—	$(761,238)	$24,637
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(3,585)	$(8,611)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	6	6
Stock-based compensation	474	763
Amortization of premium or discount on marketable securities	(18)	(324)
Changes in operating assets and liabilities:
Trade receivables, prepaid expenses and other assets and operating lease right-of-use assets	202	(768)
Trade payables, accrued expenses, employee related obligations and other long-term liabilities	(1,160)	(2,490)
Operating lease liabilities	—	(37)
Net cash used in operating activities	(4,081)	(11,461)
Cash Flows From Investing Activities:
Proceeds from sale and maturity of marketable securities	4,700	33,600
Purchases of marketable securities	—	(13,769)
Net cash provided by investing activities	4,700	19,831
Cash Flows From Financing Activities:
Withholdings from exercise of options and issuance of shares for stock-based compensation arrangements, net	(15)	(87)
Net cash used in financing activities	(15)	(87)
Increase in cash and cash equivalents	604	8,283
Cash and cash equivalents at beginning of the period	24,027	19,926
Cash and cash equivalents at end of the period	$24,631	$28,209
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

In April 2025, the U.S. Food and Drug Administration (FDA) verbally placed a clinical hold on the Company’s Phase 1b trial evaluating VYN202 in subjects with moderate-to-severe plaque psoriasis following an observation of testicular toxicity in dogs from a non-clinical toxicology study of VYN202. In June 2025, the FDA lifted the clinical hold for two doses of VYN202 for female subjects and indicated that sufficient data from a 12-week non-clinical toxicology study of VYN202 in dogs would be required in order to resume studies in male clinical subjects. Following the clinical hold, the Company made the decision to unblind the clinical data from the subjects who were enrolled in the trial. Based on interim unblinded clinical data from the Phase 1b trial, together with promising results from multiple preclinical models, the Company terminated the Phase 1b psoriasis trial in support of continued advancement of VYN202 into other serious, immune-mediated diseases with more limited effective treatment options. In October 2025, the Company initiated the repeat non-clinical toxicology study of VYN202 in male dogs to potentially maximize strategic optionality for VYN202. The study is expected to be completed in the second half of 2026, with a final report expected in the fourth quarter of 2026.

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

In August 2025, the Company's Board of Directors initiated a strategic review to evaluate a range of options to maximize stockholder value, including the assessment of its internal pipeline, financing opportunities and strategic alternatives. Following the strategic review, the Company entered into an Agreement and Plan of Merger and Reorganization, dated as of December 17, 2025, which was amended on January 30, 2026 (as amended, the "Merger Agreement") with Yarrow Bioscience, Inc. ("Yarrow"), pursuant to which among other matters, Yellow Merger Sub Corp., a direct, wholly owned subsidiary of ours ("Merger Sub"), will merge with and into Yarrow, with Yarrow surviving as a wholly owned subsidiary of VYNE and the surviving corporation of the merger (the "Merger"). Following the completion of the Merger, if completed, the current business of Yarrow will become the Company’s primary business. As such, the Company may continue to evaluate opportunities for repibresib and VYN202 prior to the closing of the Merger, which may include a sale, license, transfer, disposition, divestiture or other monetization transaction to a third party or to a related party so long as the transaction would not result in material post-closing obligations to the Company without Yarrow’s consent.

For additional information regarding the sale of the Company's legacy commercial business (the “MST Franchise”) to Journey Medical Corporation ("Journey") in January 2022 and the Company's licensing arrangements with Tay, see "Note 3 - Strategic Agreements."

The Company is a Delaware corporation and operates as one business segment. Its previous principal executive offices was in Bridgewater, New Jersey, however, starting November 1, 2025, the Company operates on a fully remote model.
The Proposed Merger

The Merger Agreement

Following the strategic review described above, on December 17, 2025, the Company entered into the Merger Agreement with Yarrow, a privately held biotechnology company advancing YB-101 (also known as GS-098), a clinical-stage, humanized monoclonal antibody targeting the thyroid-stimulating hormone receptor for the treatment of Graves’ disease and thyroid eye disease, pursuant to which Yarrow will become a wholly owned subsidiary of VYNE and VYNE will operate under the name Yarrow Bioscience, Inc. following the Merger. The Company anticipates that the Merger will close in the third quarter of 2026, subject to certain closing conditions, along with the concurrent Yarrow Pre-Closing Financing (as described below). Following the Merger, the current business of Yarrow will become the primary business.

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

The shares of Yarrow common stock and Yarrow pre-funded warrants that are issued in the Yarrow Pre-Closing Financing will be or will have the right to be, respectively, converted into shares of VYNE common stock in the Merger.

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

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash, cash equivalents and marketable securities of $24.9 million and an accumulated deficit of $761.2 million. The Company had no outstanding debt as of March 31, 2026. For the three months ended March 31, 2026, the Company incurred a net loss of $3.6 million and used $4.1 million of cash in operations.

The Company's primary uses of capital were historically compensation and related expenses, research and development costs, legal and other regulatory expenses and general overhead costs. In anticipation of the Merger with Yarrow, the Company has suspended and is winding down its research and development activities, operations are limited and the Company expects that expenses, other than those related to the Merger, will continue to decrease. The Company's future operations are highly dependent on the success of the proposed Merger with Yarrow.

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
In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its unaudited condensed consolidated financial statements are issued. The Company believes its existing cash, cash equivalents and marketable securities are sufficient to fund its operating and capital expenditure requirements through the closing of the contemplated merger, which is subject to approval by the Company’s stockholders and the stockholders of Yarrow and other customary closing conditions, and for a period of at least 12 months from the date of issuance of these unaudited condensed consolidated financial statements.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026.
The results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026.
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

Royalty Revenues and Collaboration Agreements
The Company is entitled to royalty payments with respect to sales of Finacea foam. The Company previously licensed the rights to Finacea foam to LEO Pharma A/S ("LEO Pharma"). Finacea foam was not part of the MST Franchise that was sold in January 2022. Royalties are recognized as revenue when the product is sold by LEO Pharma. For the three months ended March 31, 2026 and 2025, royalty revenues were $0.1 million and $0.2 million, respectively.
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
j.Credit losses
An allowance is maintained for potential credit losses in accordance with accounting standards update ("ASU") No. 2016-13, Financial Instruments - Credit Losses. The Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and credit losses. Credit losses were not material for the three months ended March 31, 2026 and 2025.

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

One Big Beautiful Bill Act ("OBBBA")

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"), which made comprehensive revisions to federal corporate income tax provisions, including those related to research and development expense treatment, full expensing of business assets, interest deduction limitations, and international tax regimes such as global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII"), and controlled foreign corporation ("CFC") look-through rules. The enactment of this legislation did not have a material impact on the Company’s income tax provision for the three months ended March 31, 2026.

m.Net loss per share
Net loss per share, basic and diluted, is computed on the basis of the net loss from continuing operations for the period divided by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is based upon the weighted average number of shares of common stock and of common stock equivalents outstanding when dilutive. The Company has issued Pre-Funded Warrants to purchase the Company’s common stock (the "Pre-Funded Warrants"), which do not expire until they are exercised in full (see “Note 8 - Stockholders' Equity”). Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified Pre-Funded Warrants were immediately exercisable for little or no cash consideration, due to the non-substantive exercise price, all of the necessary conditions for issuance of the underlying shares of common stock had been met when the Pre-Funded Warrants were issued. Therefore, the underlying shares of common stock should be included in the denominator for both the calculation of basic and diluted net loss per share of common stock for the three months ended March 31, 2026 and 2025.
The following stock options, restricted stock units (“RSUs”) and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (data presented as number of shares):

	March 31,
(in numbers of shares)	2026	2025
Outstanding stock options and RSUs	3,318,189	3,763,069
Warrants	27,509	27,509
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
o.Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations and comprehensive loss. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income, net in the statements of operations and comprehensive loss. As of March 31, 2026 and December 31, 2025, all of the Company's outstanding warrants were equity-classified warrants.

p.Newly issued and recently adopted accounting pronouncements
Recently Issued Accounting Pronouncements:
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

The Company made a $0.5 million cash payment to Tay in connection with entering into the Repibresib License Agreement. Pursuant to the Repibresib License Agreement, the Company has agreed to make cash payments to Tay of up to $15.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States for all indications, of which $1.8 million has been paid through March 31, 2026. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products the Company commercializes under the Repibresib License Agreement, the Company will pay tiered royalties to Tay on net sales of such licensed products by the Company, its affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales bands subject to specified reductions. The Company is obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.

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

The Company made a cash payment of $3.75 million, after deducting the $250,000 paid in February 2023, to Tay in connection with entering into the VYN202 License Agreement. This payment was recorded as a research and development expense in the period paid. Pursuant to the terms of the VYN202 License Agreement, the Company agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $2.3 million has been paid through March 31, 2026. In August 2025, the Company paid Tay $1,000,000 in partial satisfaction of the "Phase 2 Milestone" under the VYN202 License Agreement for the initiation of the Phase 1b trial in psoriasis. The VYN202 License Agreement was also amended in August 2025 to provide that upon initiation of a new clinical trial in a target patient population involving VYN202 for oral administration with an efficacy endpoint, regardless of the trial's phase designation or regulatory classification, the Company shall pay Tay the remaining $4,000,000 amount under the "Phase 2 Milestone." All other terms of the VYN202 License Agreement were unchanged.

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
For the three months ended March 31, 2025, the loss from discontinued operations, net of income taxes was $8 thousand and consisted solely of general and administrative expenses. There was no loss or income recognized for the three months ended March 31, 2026.
There were no non-cash items related to discontinued operations for the three months ended March 31, 2026 and 2025.
The milestone payments for sales of ZILXI, AMZEEQ and FCD105 represent contingent consideration. Contingent consideration has been accounted for as a gain contingency in accordance with ASC 450, Contingencies, and will be recognized in earnings in the period when realizable.
NOTE 5 – FAIR VALUE MEASUREMENTS
The Company’s financial assets that are measured at fair value as of March 31, 2026 and December 31, 2025 are classified in the tables below in one of the three categories described in “Fair value measurement (k)” in "Note 2 - Significant Accounting Policies” above:

	March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$24,631	$—	$—	$24,631
Marketable securities	—	297	—	297
Total assets	$24,631	$297	$—	$24,928

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$23,133	$894	$—	$24,027
Marketable securities	—	4,981	—	4,981
Total assets	$23,133	$5,875	$—	$29,008
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
NOTE 6 – MARKETABLE SECURITIES
As of March 31, 2026 and December 31, 2025, marketable securities consisted of U.S. Government and agency debt securities as well as U.S. Treasury bills.
The following table sets forth the Company’s marketable securities:

	March 31,	December 31,
(in thousands)	2026	2025
U.S. Government and agency debt securities	$—	$500
U.S. Treasury bills	297	4,481
Total	$297	$4,981

As of March 31, 2026 and December 31, 2025, the amortized cost, gross unrealized gains, gross unrealized losses and fair value were as follows:

	March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Treasury bills	$297	$—	$—	$297
Total	$297	$—	$—	$297

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government and agency debt securities	$500	$—	$—	$500
U.S. Treasury bills	4,479	2	—	4,481
Total	$4,979	$2	$—	$4,981
As of March 31, 2026, there were $0.3 million of marketable securities with no material unrealized gains or losses. As of December 31, 2025, there were $5.0 million of marketable securities, which were in an unrealized gain position. The Company determined that unrealized gains and losses on marketable securities were primarily due to interest rate changes. No allowance for credit losses related to any of these marketable securities was recorded for the periods ended March 31, 2026 and December 31, 2025. All maturities are less than 12 months.

NOTE 7 - PROPERTY AND EQUIPMENT
The following table sets forth the Company's property and equipment, net as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(in thousands)	2026	2025
Office equipment	$117	$117
Property and equipment	117	117
Less: Accumulated depreciation	(33)	(27)
Property and equipment, net	$84	$90
Depreciation expense totaled $6 thousand for both the three months ended March 31, 2026 and 2025, which is included within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.
NOTE 8 – STOCKHOLDERS' EQUITY
Preferred stock
As of March 31, 2026, the Company's Amended and Restated Certificate of Incorporation (as amended, the "Certificate of Incorporation") authorized the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of March 31, 2026 and December 31, 2025.
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
On March 1, 2024, the Company entered into a sales agreement (the “Cowen Sales Agreement”) with Cowen and Company, LLC as sales agent (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company's common stock through Cowen in an at-the-market offering having an aggregate offering price up to $50.0 million. Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold under the Cowen Sales Agreement. The Company did not sell any shares of common stock under the Cowen Sales Agreement during the three months ended March 31, 2026 and 2025.
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
For the year ended December 31, 2025, 18,297,097 Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. During the three months ended March 31, 2026, no Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. As of March 31, 2026, 9,545,643 Pre-Funded Warrants remained outstanding.
Other Warrants
As of March 31, 2026 and December 31, 2025, the Company had warrants to purchase an aggregate of 27,509 shares of the Company’s common stock outstanding, with an exercise price of $8.40, and an expiration date of July 29, 2026. These warrants were issued by Foamix Pharmaceuticals Ltd. in connection with a financing in July 2019 and were subsequently assumed by the Company in connection with the Merger (as defined below). Pursuant to the warrant certificate, the exercise price of the warrant will be proportionally adjusted in the event that the Company issues common stock at a price per share less than the exercise price (the "Down Round Feature"). In the event that the Down Round Feature is triggered, the Company must calculate the difference between the warrants’ fair value, using the Black-Scholes-Merton option-pricing model, before and after the Down Round Feature was triggered using the original exercise price and the new exercise price. The exercise price will continue to be adjusted in the event the Company issues additional shares of common stock below the then-current exercise price, in accordance with the terms of the warrants.
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
NOTE 9 – SHARE-BASED COMPENSATION
2023 Equity Incentive Plan
The Company maintains the 2023 Equity Incentive Plan (the "2023 Plan") and previously maintained the 2019 Equity Incentive Plan (the “2019 Plan”) and 2018 Omnibus Incentive Plan (the "2018 Plan"). Following stockholder approval in December 2023, any shares then available for future grant under the 2019 Plan and 2018 Plan were allocated to the 2023 Plan and no further grants could be made under the 2018 Plan and the 2019 Plan. In December 2024, stockholders approved a proposal to amend the 2023 Plan to increase shares available for grant under the 2023 Plan by 1,520,000 shares. As of March 31, 2026, 271,721 shares remained issuable under the 2023 Plan.

2024 Inducement Plan

On February 28, 2024, the Board approved the Company's 2024 Inducement Plan (the "Inducement Plan"). Pursuant to the Inducement Plan and Nasdaq Listing Rule 5635(c)(4), the Company is permitted to grant equity awards as an inducement material to an individual's entering into employment with the Company, subject to certain conditions ("Inducement Grants"). In November 2024, the Board reduced the number of shares available to be issued under the Inducement Plan to one share. In the second quarter of 2025 and first quarter of 2026, 111,250 and 3,750 shares, respectively, were returned to the Inducement Plan as a result of forfeited equity awards. As of March 31, 2026, 115,001 shares were available for future Inducement Grants.
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
As of March 31, 2026, 62,419 shares remained available for grant under the ESPP.
For the three months ended March 31, 2026 and 2025, no shares were purchased by employees pursuant to the ESPP.
Options granted to employees and directors:
For the three months ended March 31, 2026, no options or RSUs were granted to employees and directors.
Stock-based compensation expenses:
The following table illustrates the effect of stock-based compensation on the line items on the unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$81	$126
General and administrative	393	637
Total	$474	$763
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Litigation and contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of March 31, 2026, there were no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.
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
The following table presents segment revenue and significant expenses regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Royalty revenues	$86	$202
Operating expenses
Research and development:
Repibresib (VYN201)	150	2,577
VYN202	194	2,521
Other segment items*	473	1,026
General and administrative	3,085	3,275
Total operating expenses	3,902	9,399
Operating loss	(3,816)	(9,197)
Other income, net	231	594
Loss from continuing operations before income taxes	(3,585)	(8,603)
Income tax expense	—	—
Loss from continuing operations	(3,585)	(8,603)
Income (loss) from discontinued operations, net of income taxes	—	(8)
Net loss	$(3,585)	$(8,611)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2026 and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. In this Quarterly Report on Form 10-Q, for purposes of this subsection only, unless otherwise indicated, all references to the “Company,” “we,” “us” and “our” or similar terms refer to VYNE Therapeutics Inc. and its subsidiaries prior to the consummation of the Merger.
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

We are developing VYN202, an oral, small molecule BD2-selective BET inhibitor. VYN202 has been designed to achieve potential class-leading potency and selectivity for BD2 vs. BD1. By maximizing BD2 selectivity, we believe VYN202 has the potential to be a potent oral immunomodulator option for both acute control and chronic management of immune-mediated inflammatory conditions, without the hematologic and gastrointestinal adverse effects associated with earlier generation systemic pan-BD BET inhibitors that were being developed in oncologic settings. We have evaluated VYN202 in preclinical studies in areas such as nephrology, pulmonology, rheumatology and myeloproliferative neoplasms, among others. In December 2024, we announced positive data from a Phase 1a single ascending dose/multiple ascending dose (“SAD/MAD”) trial of VYN202 in healthy volunteers and announced positive data from this trial in December 2024. We initiated a Phase 1b trial in February 2025 in adult subjects with moderate-to-severe plaque psoriasis. In April 2025, the U.S. Food and Drug Administration ("FDA") verbally placed a clinical hold on the Company’s Phase 1b trial evaluating VYN202 in subjects with moderate-to-severe plaque psoriasis following an observation of testicular toxicity in dogs from a non-clinical toxicology study of VYN202. In June 2025, the FDA lifted the clinical hold for two doses of VYN202 for female subjects and indicated that sufficient data from a 12-week non-clinical toxicology study of VYN202 in dogs would be required in order to resume studies in male clinical subjects. Following the clinical hold, we made the decision to unblind the clinical data from the subjects who were enrolled in the trial. Based on interim unblinded clinical data from the Phase 1b trial, together with promising results from multiple preclinical models, we terminated the Phase 1b psoriasis trial in support of continued advancement of VYN202 into other serious, immune-mediated diseases with more limited effective treatment options. In October 2025, we initiated the repeat non-clinical toxicology study of VYN202 in male dogs to potentially maximize strategic optionality for VYN202. The study is expected to be completed in the second half of 2026, with a final report expected in the fourth quarter of 2026.

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

In August 2025, our board of directors initiated a strategic review to evaluate a range of options to maximize stockholder value, including the assessment of our internal pipeline, financing opportunities and strategic alternatives. Following the strategic review, we entered into an Agreement and Plan of Merger and Reorganization, dated as of December 17, 2025, which was amended on January 30, 2026 (as amended, the "Merger Agreement") with Yarrow Biosciences, Inc. ("Yarrow"), pursuant to which among other matters, Yellow Merger Sub Corp., a direct, wholly owned subsidiary of ours ("Merger Sub"), will merge with and into Yarrow, with Yarrow surviving as a wholly owned subsidiary of VYNE and the surviving corporation of the merger (the "Merger"). Following the completion of the Merger, if completed, the current business of Yarrow will become the Company’s primary business. As such, we may continue to evaluate opportunities for repibresib and VYN202 prior to the closing of the Merger, which may include a sale, license, transfer, disposition, divestiture or other monetization transaction to a third party or to a related party so long as the transaction would not result in material post-closing obligations to the Company without Yarrow’s consent. Following the Merger, any potential future royalties from VYNE’s out-licensed product, Finacea foam, are expected to represent a potential passive revenue stream to the combined company rather than ongoing operating activities. If the Merger Agreement is terminated, VYNE may pursue other strategic alternatives, including financing opportunities, or liquidation.

The Proposed Merger

The Merger Agreement

Following the strategic review described above, on December 17, 2025, we entered into the Merger Agreement with Yarrow, a privately held biotechnology company advancing YB-101 (also known as GS-098), a clinical-stage, humanized monoclonal antibody targeting the thyroid-stimulating hormone receptor for the treatment of Graves’ disease and exploring a clinical development plan for thyroid eye disease, pursuant to which Yarrow will become a wholly owned subsidiary of VYNE and VYNE will operate under the name Yarrow Bioscience, Inc. following the Merger. We anticipate that the Merger will close in the third quarter of 2026, subject to the satisfaction of certain closing conditions, along with the concurrent Yarrow Pre-Closing Financing (as described below). Following the Merger, the current business of Yarrow will become our primary business.

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

The shares of Yarrow common stock and Yarrow pre-funded warrants that are issued in the Yarrow Pre-Closing Financing will be or will have the right to be, respectively, converted into shares of VYNE common stock in the Merger.

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

We made a $0.5 million cash payment to Tay in 2021 in connection with entering into the Repibresib License Agreement. Pursuant to the Repibresib License Agreement, we agreed to make cash payments to Tay upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed topical product in the United States of up to $15.75 million for all indications, of which $1.8 million has been paid through March 31, 2026. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the Repibresib License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales of licensed products under the Repibresib License Agreement and the VYN202 License Agreement, subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
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
We made a cash payment of $3.75 million to Tay in connection with entering into the VYN202 License Agreement. Pursuant to the terms of the VYN202 License Agreement, we agreed to make cash payments to Tay of up to $43.75 million upon the achievement of specified clinical development and regulatory approval milestones with respect to each licensed oral product in the United States for all indications, of which $2.3 million has been paid through March 31, 2026. In August 2025, we paid Tay $1,000,000 in partial satisfaction of the "Phase 2 Milestone" under the VYN202 License Agreement for the initiation of the Phase 1b trial in psoriasis and amended the VYN202 License Agreement to provide that upon initiation of a new clinical trial in a target patient population involving VYN202 for oral administration with an efficacy endpoint, regardless of the trial's phase designation or regulatory classification, we shall pay Tay the remaining $4,000,000 amount under the "Phase 2 Milestone." All other terms of the VYN202 License Agreement were unchanged. Tay is entitled to additional milestone payments upon the achievement of regulatory approvals in certain non-U.S. jurisdictions. In addition, with respect to any products we commercialize under the VYN202 License Agreement, we will pay tiered royalties to Tay on net sales of such licensed products by us, our affiliates, or sublicensees, of 5%, 7.5% and 10% based on tiered annual net sales of licensed products under the VYN202 License Agreement and the Repibresib License Agreement, subject to specified reductions. We are obligated to pay royalties until the latest of (1) the tenth anniversary of the first commercial sale of the relevant licensed product, (2) the expiration of the last valid claim of the licensed patent rights covering such licensed product in such country and (3) the expiration of regulatory exclusivity for the relevant licensed product in the relevant country, on a licensed product-by-licensed product and country-by-country basis.
Components of Operating Results
Revenues

Historically, we have generated revenues under development and license agreements, including royalty payments from sales of Finacea foam. We previously licensed the rights to Finacea to LEO Pharma A/S ("LEO Pharma"). Formulation and use patents for Finacea foam currently expire in 2027 and 2029, respectively, but may experience an earlier loss of exclusivity due to generic entry. For the three months ended March 31, 2026 and 2025, royalty revenues from LEO Pharma in connection with sales of Finacea were $0.1 million and $0.2 million, respectively.

Operating Expenses
Research and Development Expenses
Our research and development expenses primarily relate to the development of repibresib and VYN202. We charge all research and development expenses to operations as they are incurred.
Our research and development expenses for the three months ended March 31, 2026 and 2025 were $0.8 million and $6.1 million, respectively.
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
General and Administrative Expenses
Our general and administrative expenses for both the three months ended March 31, 2026 and 2025 were $3.1 million and $3.3 million, respectively.
Our general and administrative expenses consist principally of:
•employee-related expenses, including salaries, benefits and related expenses, including stock-based compensation expenses;
•professional fees for legal, auditing, tax and other consulting expenses; and
•facility, insurance, information technology, travel and depreciation expenses.
Other Income, net
Other income, net primarily consists of interest earned on our cash, cash equivalents, and marketable securities.
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2025, we had federal and state net operating loss carryforwards of $332.1 million and $94.2 million, respectively, of which $4.1 million will begin to expire in 2037 for federal and $94.2 million will begin to expire in 2040 for state purposes. As of December 31, 2025, we had federal research and development tax credit carryforwards of $7.1 million, which will begin to expire in 2031. We have no state research and development tax credit carryforwards. As of December 31, 2025, we had $227.8 million in federal and state NOLs with no limited period of use. Other than the federal NOLs expected to expire unutilized as noted below, there were no significant updates through March 31, 2026.

NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. State NOLs and tax credit carryforwards may be subject to similar limitations under state laws. We have not completed a Section 382 study through March 31, 2026; however, we have completed a 382 study through March 31, 2025, and we noted that the Company experienced ownership changes in connection with the 2020 merger between Menlo Therapeutics (our predecessor company) and Foamix Pharmaceuticals Ltd. and with our private placement transaction in November 2023. As a result of the ownership changes, $40.2 million of federal NOLs and $2.1 million of research and development tax credits are expected to expire unutilized. We may experience ownership changes in the future as a result of the subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use the NOL and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2026	2025	$	%
Revenues
Royalty revenues	$86	$202	$(116)	(57.4)%
Total revenues	86	202	(116)	(57.4)%

Operating expenses:
Research and development	817	6,124	(5,307)	(86.7)%
General and administrative	3,085	3,275	(190)	(5.8)%
Total operating expenses	3,902	9,399	(5,497)	(58.5)%
Operating loss	(3,816)	(9,197)	(5,381)	(58.5)%
Other income, net	231	594	(363)	(61.1)%
Loss from continuing operations before income taxes	(3,585)	(8,603)	(5,018)	(58.3)%
Income tax (benefit) expense	—	—	—	—%
Loss from continuing operations	$(3,585)	$(8,603)	(5,018)	(58.3)%
Loss from discontinued operations, net of income taxes	—	(8)	(8)	*
Net loss	$(3,585)	$(8,611)	$(5,026)	(58.4)%
*Percentage not meaningful
Revenues
Revenues totaled $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, consisting of royalty revenue from our royalty agreement with LEO Pharma.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2026 were $0.8 million, representing a decrease of $5.3 million, or 86.7%, compared to $6.1 million for the three months ended March 31, 2025. The decrease was primarily driven by a decrease of $2.4 million in expenses for repibresib, a decrease of $2.3 million in expenses for VYN202, and a decrease of $0.4 million for employee related expenses. The $2.4 million decrease in expenses for repibresib was primarily driven by the timing of expenses for the Phase 2b trial in nonsegmental vitiligo, including our decision to terminate the trial following the announcement of topline results in July 2025. The $2.3 million decrease in expenses for VYN202 was primarily driven by decreased clinical expenses following the clinical hold placed on our Phase 1b trial evaluating VYN202 in subjects with moderate-to-severe plaque psoriasis and our decision to terminate the trial in July 2025.
General and Administrative Expenses
Our general and administrative expenses for the three months ended March 31, 2026 were $3.1 million, representing a decrease of approximately $0.2 million, or 5.8%, compared to $3.3 million for the three months ended March 31, 2025. The decrease was primarily driven by employee-related expenses of $0.5 million, partially offset by an increase in consulting and professional fees of $0.3 million related to finance and legal expenses related to the Merger.
Other Income, Net
Other income, net for the three months ended March 31, 2026 was $0.2 million, representing a decrease of approximately $0.4 million, or 61.1% compared to $0.6 million for the three months ended March 31, 2025. The decrease was primarily driven by a reduction in interest income earned on cash, cash equivalents and marketable securities compared to prior year.
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

As of March 31, 2026, we had cash, cash equivalents, and marketable securities of $24.9 million and an accumulated deficit of $761.2 million. We had no outstanding debt as of March 31, 2026. For the three months ended March 31, 2026, we incurred a net loss of $3.6 million and used $4.1 million of cash in operations.
Based on our current operating plan, we believe our existing cash, cash equivalents, and marketable securities are sufficient to fund our operating and capital expenditure requirements through the anticipated closing date of the Merger and for a period of at least 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. If our available cash, cash equivalents, and marketable securities are insufficient to satisfy our liquidity requirements, we may need to raise additional capital to fund our operations. No assurance can be given as to whether additional needed financing will be available on terms acceptable to us, if at all. If sufficient funds on acceptable terms are not available when needed, we may be required to suspend or forego certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, would adversely impact our ability to achieve our intended business objectives and have an adverse effect on our results of operations and future prospects.

Our sources of funding for three months ended March 31, 2026 and 2025 are further evaluated in the cash flow section below. Other than our obligations pursuant to the Tay License Agreements, we have no ongoing material financial commitments that may affect our liquidity over the next five years. See the section titled “Development and License Agreements—Agreements with Tay Therapeutics” for additional discussion of our financial obligations under the Tay License Agreements.

Future Funding Requirements

Our primary uses of capital were historically compensation and related expenses, research and development costs to support our product candidate pipeline, legal and other regulatory expenses and general overhead costs. Now that we have suspended and are winding down our research and development activities in anticipation of the Merger with Yarrow, our operations will be limited and we expect that our expenses other than those related to the Merger will continue to decrease. Our future operations are highly dependent on the success of the proposed Merger with Yarrow. If the Merger Agreement with Yarrow is terminated, we may pursue other strategic alternatives, including financing opportunities, or liquidation.

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
In addition, the amount of proceeds we may be able to raise pursuant to our shelf registration statement on Form S-3 is limited. As of the filing of this Quarterly Report, we are subject to the general instructions of Form S-3 known as the "baby shelf rules." Under these rules, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by our non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of common stock using our Form S-3 until such time as our public float exceeds $75.0 million.

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
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash (used in) / provided by:
Operating activities	$(4,081)	$(11,461)
Investing activities	$4,700	$19,831
Financing activities	$(15)	$(87)
Net Cash Used in Operating Activities
During the three months ended March 31, 2026, net cash used in operating activities was $4.1 million and primarily reflected our net loss of $3.6 million adjusted for non-cash stock-based compensation expense of $0.5 million. The remainder of the cash used in operations was driven by changes in operating assets and liabilities.
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
Net Cash Provided by Investing Activities
During the three months ended March 31, 2026, net cash provided by investing activities was $4.7 million and consisted of $4.7 million of proceeds received from the sale and maturity of marketable securities.
During the three months ended March 31, 2025, net cash provided by investing activities was $19.8 million and consisted of $33.6 million of proceeds received from the sale and maturity of marketable securities, partially offset by $13.8 million paid for the purchase of marketable securities.
Net Cash Used In Financing Activities
During the three months ended March 31, 2026, net cash used in financing activities was $15.0 thousand and consisted of withholdings related to the exercise of options and issuance of stock for stock-based compensation arrangements.
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
Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 27, 2026. There have been no material changes to these policies for the three months ended March 31, 2026, except as set forth below.
Effective March 31, 2026, research and development accruals was no longer deemed a critical accounting policy.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of March 31, 2026. Based on such evaluation, those officers have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation or other legal proceedings relating to claims that we consider to be arising from the ordinary course of our business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.
Item 1A. Risk Factors.

Information about our risk factors is contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 27, 2026. As of the date of the issuance of these unaudited condensed consolidated financial statements, there have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
During the three months ended March 31, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

Combined Employment Agreement – Tyler Zeronda

On May 14, 2026, Yarrow Bioscience, Inc. entered into an employment agreement (the “Employment Agreement”) with our Chief Financial Officer, Tyler Zeronda, in connection with the Merger. Pursuant to the Employment Agreement, Mr. Zeronda was offered a position as Chief Financial Officer of the Combined Company contingent upon the completion of the Merger and will receive an annualized base salary of $480,000. Mr. Zeronda is also eligible to receive an annual target bonus of 40% of his annual base salary, subject to the achievement of corporate performance targets established annually by the Combined Company. In addition, pursuant to the Employment Agreement, Mr. Zeronda will be granted stock options to purchase shares of the Combined Company's common stock and pre-funded warrants representing approximately 0.65% of the Combined Company's outstanding common stock and pre-funded warrants as of the closing of the Merger, subject to the terms and conditions set forth in the Employment Agreement.

In the event of a termination of his employment without Cause or if he resigns for Good Reason (each, as defined in the Employment Agreement), subject to Mr. Zeronda’s execution of a release of claims, Mr. Zeronda will receive (i) a severance payment equal to nine months of his base salary then in effect, in accordance with the Combined Company’s regular payroll practices, and (ii) payment of COBRA premiums for healthcare plan continuation at active employee rates for nine months following the date of termination, provided that the Combined Company’s obligation under clause (ii) shall terminate on the earlier of (x) the date on which he enrolls in a group health plan offered by another employer and (y) the date on which he is no longer eligible for continuation coverage under COBRA.

In addition, if Mr. Zeronda’s employment is terminated by the Combined Company without Cause or if he terminates his employment with Good Reason within the 12 month period after a Change of Control (as defined in the Combined Company’s 2026 Stock Incentive Plan), he will be entitled to receive a change of control payment equal to (i) 12 months of his current base salary plus his target bonus, (ii) his pro rata target bonus for the year of termination, and (iii) payment of COBRA premiums for healthcare plan continuation at active employee rates for 12 months following the date of termination, provided that the Combined Company’s obligation under clause (iii) shall terminate on the earlier of (x) the date on which he enrolls in a group health plan offered by another employer and (y) the date on which he is no longer eligible for continuation coverage under COBRA. In addition, in the event of such a termination, all of Mr. Zeronda’s unvested equity awards will be accelerated and become fully vested.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Transaction Bonus – Tyler Zeronda

In recognition of Mr. Zeronda’s contributions to VYNE and the benefit of Mr. Zeronda continuing as the Combined Company’s Chief Financial Officer following the Merger, on May 14, 2026, VYNE’s Compensation Committee approved a one-time transaction bonus for Mr. Zeronda equal to his target annual cash bonus of $178,061. The Transaction Bonus will be paid upon the closing of the Merger, subject to Mr. Zeronda remaining in continuous service with VYNE through the closing.

Item 6. Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Amended and Restated Certificate of Incorporation.	10-K	3/17/2022	3.1

3.1(b)	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock.	10-Q	11/14/2022	3.1(b)

3.1(c)	Certificate of Elimination	8-K	1/17/2023	3.1

3.1(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	2/10/2023	3.1

3.2	Amended and Restated Bylaws.	10-Q	11/14/2022	3.2

10.1	Employment Agreement between Tyler Zeronda and Yarrow Bioscience, Inc.				X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.				X

104	The cover page of VYNE Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included within Exhibit 101 attachments).
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
Dated: May 15, 2026

VYNE Therapeutics Inc.

By:	/s/ David Domzalski
David Domzalski Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Tyler Zeronda
Tyler Zeronda Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)