Form 10-Q
period 2026-06-30
Yarrow Bioscience, Inc.
filed 2026-08-13
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___.
Commission file number 001-38356
YARROW BIOSCIENCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-3757789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
470 James Street, Suite 007
New Haven, Connecticut 06513
(Address of principal executive offices including zip code)
(203) 433-7577
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	YARW	The Nasdaq Capital Market
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
Yes  ☐ No  ☒
As of August 10, 2026, there were 2,669,746 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “goal,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:
•our ability to successfully execute on our strategy for the development of YB-101;
•the success, cost and timing of our planned filing of investigational drug applications or their equivalents, planned product development activities, and initiation of clinical trials of our current product candidates, including YB-101, and any future product candidates;
•our ability to retain the continued service of our directors, officers, key employees and consultants;
•our ability to continue to grow and manage our growth effectively;
•our ability to obtain regulatory approval for our current or future product candidates that we may identify or develop;
•our ability to ensure adequate supply of our current or future product candidates;
•our ability to maintain third-party relationships necessary to conduct our business;
•our ability to establish an adequate safety or efficacy profile for our current or future product candidates that we may pursue;
•the implementation and execution of our strategic plans for our business, our current or future product candidates we may develop and our technology;
•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•the rate and degree of market acceptance and clinical utility for our current or future product candidates we may develop;
•our estimates about the size of our market opportunity;
•our estimates of expenses, future revenues, capital requirements and our needs for additional financing;
•our ability to maintain and establish collaborations;
•our financial performance and liquidity;
•developments relating to our competitors and our industry, including the impact of government regulation;
•our ability to maintain adequate internal controls over financial reporting;
•the effects of global economic uncertainty and financial market volatility caused by economic effects of volatility in inflation and interest rates, tariffs, geopolitical instability, changes in international trade relationships and conflicts; and
•other risks and uncertainties, including those listed under the section titled “Risk Factors.”

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the reasons described elsewhere in this Quarterly Report on Form 10-Q and those set forth in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10- K for the fiscal year ended December 31, 2025. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates, and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by third parties, industry, medical and general publications, government data, and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.
COMPANY REFERENCES
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “we,” “us,” “our,” and similar references refer: (1) following the completion of the Merger (as defined elsewhere in this Quarterly Report on Form 10-Q), to Yarrow Bioscience, Inc. (the “Combined Company” or “Yarrow”) and our subsidiaries and (2) prior to the completion of the Merger, to VYNE Therapeutics Inc. (“VYNE”) and its subsidiaries.
TRADEMARKS
The trademarks and registered trademarks of Yarrow Bioscience, Inc. and our subsidiaries referred to in this Quarterly Report on Form 10-Q include VYNE Therapeutics, InhiBET, Yarrow, Yarrow Bioscience, our logo, our name, and logo used together. Third-party products and company names mentioned herein may be the trademarks of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$22,925	$24,027
Investment in marketable securities	—	4,981
Prepaid and other current assets	601	1,002
Total Current Assets	23,526	30,010
Non-Current Assets:
Property and equipment, net	78	90
Non-current prepaid expenses and other assets	—	60
Total Non-Current Assets	78	150
Total Assets	$23,604	$30,160

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables	$614	$1,041
Accrued expenses	815	941
Employee-related obligations	113	413
Total Current Liabilities	1,542	2,395
Total Liabilities	$1,542	$2,395

Commitments and Contingencies

Stockholders' Equity:
Preferred stock: $0.0001 par value; 20,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized at June 30, 2026 and December 31, 2025; and 668,327 and 666,463 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	786,307	785,416
Accumulated other comprehensive income	—	2
Accumulated deficit	(764,245)	(757,653)
Total Stockholders' Equity	22,062	27,765
Total Liabilities and Stockholders’ Equity	$23,604	$30,160
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(U.S. dollars and share data in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Royalty revenues	$97	$69	$183	$271
Total revenues	97	69	183	271

Operating expenses:
Research and development	788	4,881	1,605	11,004
General and administrative	2,411	2,730	5,496	6,005
Total operating expenses	3,199	7,611	7,101	17,009
Operating loss	(3,102)	(7,542)	(6,918)	(16,738)
Other income, net	203	1,795	434	2,388
Loss from continuing operations before income taxes	(2,899)	(5,747)	(6,484)	(14,350)
Income tax expense	—	—	—	—
Loss from continuing operations	(2,899)	(5,747)	(6,484)	(14,350)
Loss from discontinued operations, net of income taxes	(108)	(8)	(108)	(16)
Net loss	$(3,007)	$(5,755)	$(6,592)	$(14,366)

Loss per share from continuing operations, basic and diluted	$(3.38)	$(6.72)	$(7.56)	$(16.80)
Loss per share from discontinued operations, basic and diluted	$(0.13)	$(0.01)	$(0.12)	$(0.02)
Loss per share, basic and diluted	$(3.51)	$(6.73)	$(7.68)	$(16.82)

Weighted average shares outstanding - basic and diluted	858	855	858	854

Other comprehensive loss:
Unrealized losses on marketable securities, net of tax of $0	—	(2)	(2)	(22)
Total other comprehensive loss	—	(2)	(2)	(22)
Comprehensive loss	$(3,007)	$(5,757)	$(6,594)	$(14,388)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders' Equity
	Number of Shares	Amount	Amount
BALANCE AT JANUARY 1, 2025	296,600	$—	$783,236	$20	$(731,170)	$52,086
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	(14,366)	(14,366)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee stock purchase plan	2,603	—	(109)	—	—	(109)
Stock-based compensation	—	—	1,292	—	—	1,292
Cashless exercise of pre-funded warrants	96,272	—	1	—	—	1
Unrealized losses from marketable securities	—	—	—	(22)	—	(22)
BALANCE AT JUNE 30, 2025	395,475	$—	$784,420	$(2)	$(745,536)	$38,882

BALANCE AT JANUARY 1, 2026	666,463	$—	$785,416	$2	$(757,653)	$27,765
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	(6,592)	(6,592)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee stock purchase plan	1,864	—	(19)	—	—	(19)
Stock-based compensation	—	—	910	—	—	910
Unrealized losses from marketable securities	—	—	—	(2)	—	(2)
BALANCE AT JUNE 30, 2026	668,327	$—	$786,307	$—	$(764,245)	$22,062
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders' Equity
	Number of Shares	Amount	Amount
BALANCE AT APRIL 1, 2025	319,190	$—	$783,914	$—	$(739,781)	$44,133
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	(5,755)	(5,755)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee stock purchase plan	979	—	(22)	—	—	(22)
Stock-based compensation	—	—	529	—	—	529
Cashless exercise of pre-funded warrants	75,306	—	—	—	—	—
Unrealized losses from marketable securities	—	—	—	(2)	—	(2)
BALANCE AT JUNE 30, 2025	395,475	$—	$784,420	$(2)	$(745,536)	$38,882

BALANCE AT APRIL 1, 2026	667,057	$—	$785,875	$—	$(761,238)	$24,637
CHANGES DURING THE PERIOD:
Net loss	—	—	—	—	(3,007)	(3,007)
Vesting of restricted stock units, net of withholding for tax, and shares issued under employee stock purchase plan	1,270	—	(4)	—	—	(4)
Stock-based compensation	—	—	436	—	—	436
BALANCE AT JUNE 30, 2026	668,327	$—	$786,307	$—	$(764,245)	$22,062
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(6,592)	$(14,366)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	12	12
Stock-based compensation	910	1,292
Amortization of premium or discount on marketable securities	(21)	(538)
Changes in operating assets and liabilities:
Prepaid expenses and other assets and operating lease right-of-use assets	462	306
Trade payables, accrued expenses, employee related obligations and other long-term liabilities	(844)	(8,896)
Operating lease liabilities	—	(74)
Net cash used in operating activities	(6,073)	(22,264)
Cash Flows From Investing Activities:
Proceeds from sale and maturity of marketable securities	5,000	47,850
Purchases of marketable securities	—	(23,344)
Net cash provided by investing activities	5,000	24,506
Cash Flows From Financing Activities:
Withholdings from exercise of options and issuance of shares for stock-based compensation arrangements, net	(29)	(121)
Net cash used in financing activities	(29)	(121)
(Decrease) increase in cash and cash equivalents	(1,102)	2,121
Cash and cash equivalents at beginning of the period	24,027	19,926
Cash and cash equivalents at end of the period	$22,925	$22,047

Supplementary information on investing and financing activities not involving cash flows:
Issuance of vested shares under employee stock purchase plan	$10	$13
Cashless exercise of pre-funded warrants	$—	$1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VYNE Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

Yarrow Bioscience, Inc. (formerly VYNE Therapeutics Inc.) is a clinical-stage biotechnology company focused on developing transformative therapies to treat autoimmune thyroid diseases. The Company’s lead product candidate, YB-101 (also known as GenSci098), is a humanized, monoclonal antibody targeting the thyroid-stimulating hormone receptor (“TSHR”), which the Company plans to develop for the treatment of Graves’ disease (“GD”) and thyroid eye disease (“TED”). Both GD and TED are serious and poorly treated autoimmune diseases in which autoantibodies against TSHR attack and overstimulate the receptor, leading to a wide spectrum of thyroidal and extra-thyroidal clinical sequelae. As used herein, unless the context otherwise requires, references to the “Company” refer: (1) following the completion of the Merger (as defined below), to Yarrow Bioscience, Inc. (the “Combined Company” or “Yarrow”) and its subsidiaries and (2) prior to the completion of the Merger, to VYNE Therapeutics Inc. (“VYNE”) and its subsidiaries.

YB-101 was designed to selectively bind to TSHR and block autoantibody-induced receptor activation, thereby directly inhibiting the pathogenic activity of thyroid-stimulating autoantibodies that drive disease progression in GD and TED as well as the biological pathway responsible for hyperthyroidism and orbitopathy. The Company believes that this novel and targeted approach represents a potential breakthrough for patients with GD and TED and has the potential to address an important unmet need for therapies with differentiated risk-benefit profiles.

In August 2025, VYNE’s board of directors (the “Board of Directors”) initiated a strategic review to evaluate a range of options to maximize stockholder value, including the assessment of its internal pipeline, financing opportunities and strategic alternatives. Following the strategic review, VYNE entered into an Agreement and Plan of Merger and Reorganization, dated as of December 17, 2025, which was amended on January 30, 2026 (as amended, the "Merger Agreement") with Yarrow Bioscience, Inc. ("Yarrow"), pursuant to which among other matters, Yellow Merger Sub Corp., a direct, wholly owned subsidiary of VYNE ("Merger Sub"), merged with and into Yarrow, with Yarrow surviving as a wholly owned subsidiary of VYNE and the surviving corporation of the merger (the "Merger"). Following the completion of the Merger on July 27, 2026, the current business of Yarrow became the Company’s primary business.

In October 2025, VYNE initiated the repeat non-clinical toxicology study of VYN202 in male dogs to potentially maximize strategic optionality for the asset. The study is expected to be completed in the second half of 2026, with a final report expected in the fourth quarter of 2026. As such, the Company continues to evaluate opportunities for repibresib and VYN202, which may include a sale, license, transfer, disposition, divestiture or other monetization transaction to a third party or to a related party.

For additional information regarding the sale of the Company's legacy commercial business (the “MST Franchise”) to Journey Medical Corporation ("Journey") in January 2022 and the Company's licensing arrangements with Tay Therapeutics ("Tay"), see "Note 3 - Strategic Agreements."

The Company is a Delaware corporation and operates as one business segment. Its principal executive offices are in New Haven, Connecticut.
The Merger

The Merger Agreement

Following the strategic review described above, on December 17, 2025, VYNE entered into the Merger Agreement with Yarrow, then a privately held biotechnology company advancing YB-101 (also known as GenSci098), a clinical-stage, humanized monoclonal antibody targeting the thyroid-stimulating hormone receptor for the treatment of GD and TED, pursuant to which Yarrow became a wholly owned subsidiary of VYNE. In connection with the completion of the Merger, VYNE changed its name to “Yarrow Bioscience, Inc.” In connection with the Merger, the Company filed a registration statement on Form S-4, which the Securities and Exchange Commission ("SEC") declared effective on June 15, 2026, and the related definitive proxy statement/prospectus was filed and first mailed to the Company’s stockholders on or about June 15, 2026. On July 16, 2026, VYNE held a special meeting of stockholders (the “Special Meeting”), and all of the proposals included in the proxy statement/prospectus were approved by VYNE stockholders, other than the proposal to adjourn the Special Meeting, which was not presented to the VYNE stockholders. On July 27, 2026 (the “Closing Date”), the Company consummated the acquisition of Yarrow in accordance with the terms of the Merger Agreement. Following the Merger, the current business of

Yarrow became the primary business of the Combined Company and the Combined Company's common stock trades on Nasdaq under the trade symbol “YARW.”

Yarrow Series A Preferred Stock Financing

In connection with the execution of the Merger Agreement, certain institutional and accredited investors (the "Series A Investors"), led by an affiliate of RTW Investments and Yarrow entered into a Series A stock purchase agreement, pursuant to which such persons invested in and purchased an aggregate of 20,242,911 shares of Yarrow Series A preferred stock at a purchase price of $4.94 per share for aggregate gross proceeds to Yarrow of $100.0 million.

Yarrow Pre-Closing Financing

Concurrently with the execution and delivery of the Merger Agreement, the Series A Investors also entered into a Securities Purchase Agreement with Yarrow (the "Securities Purchase Agreement"), pursuant to which such investors purchased, immediately prior to the Merger, shares of Yarrow common stock or, in lieu thereof, Yarrow pre-funded warrants, for gross proceeds of approximately $100.0 million (the "Yarrow Pre-Closing Financing").

The shares of Yarrow common stock and Yarrow pre-funded warrants that were issued in the Yarrow Pre-Closing Financing were or have the right to be, respectively, converted into shares of VYNE common stock in the Merger.

Pre-Closing Special Cash Dividend

On July 10, 2026, the Board of Directors declared a special cash dividend of $17.3 million as of a record date of July 22, 2026, with a payment date of July 23, 2026 (the “special cash dividend”). Holders of VYNE's common stock and warrants of record as of July 22, 2026 were entitled to receive the special cash dividend.

Reverse Stock Split and Recasting of Per-Share Amounts

On September 12, 2025, the Company received a notification from The Nasdaq Stock Market, LLC (“Nasdaq”) that the Company was not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2), because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. The Company initially had 180 calendar days, or until March 10, 2026, to regain compliance with the minimum bid price requirement. On March 11, 2026, the Company received a letter (the “Extension Notice”) from Nasdaq notifying the Company that its request for an extension to regain compliance with the minimum bid price requirement has been granted, and the Company had an additional 180 calendar days, or until September 7, 2026, to regain compliance with the minimum bid price requirement. On July 16, 2026, the Board of Directors approved, and on July 24, 2026 the Company effected, a 1-for-50 reverse stock split of its outstanding shares of common stock. The reverse stock split was intended to support the Merger and to facilitate compliance with Nasdaq's initial listing requirements, including the minimum bid price requirement. No fractional shares were issued in connection with the reverse stock split. In lieu of fractional shares, stockholders who would otherwise have been entitled to receive a fractional share received cash payments. The par value of VYNE common stock remained unchanged as a result of the reverse stock split. Proportionate adjustments were made to the exercise prices and number of shares underlying the Company's outstanding stock options, restricted stock units, warrants and other equity awards, as well as the number of shares available for issuance under the Company's equity incentive plans. On August 10, 2026, the Combined Company received a letter from the Nasdaq providing that the Combined Company had regained compliance with the minimum bid price requirement and that Nasdaq considers this matter closed.

Unless otherwise indicated, all share and per share amounts presented in these condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.
Liquidity and Capital Resources

As of June 30, 2026, the Company had cash and cash equivalents of $22.9 million and an accumulated deficit of $764.2 million. The Company had no outstanding debt as of June 30, 2026. For the six months ended June 30, 2026, the Company incurred a net loss of $6.6 million and used $6.1 million of cash in operations.

The Company's primary uses of capital were historically compensation and related expenses, research and development costs, legal and other regulatory expenses and general overhead costs. In anticipation of the Merger, the Company suspended and substantially wound down its research and development activities and operations were limited. The Company's future operations are highly dependent on the success of the Merger with Yarrow, which closed on the Closing Date.

In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company, giving effect to the consummation of the Merger that occurred subsequent to June 30, 2026 has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its unaudited condensed consolidated financial statements are issued. The Company believes, after giving effect to the consummation of the Merger that occurred subsequent to June 30, 2026, its existing cash and cash equivalents are sufficient to fund its operating and capital expenditure requirements for a period of at least 12 months from the date of issuance of these unaudited condensed consolidated financial statements.
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
The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026.
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
g.Revenue recognition
The Company accounts for its revenue transactions under the Financial Accounting Standards Board ("FASB") ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"). In accordance with ASC Topic 606, the Company recognizes revenues when its customers obtain control of its product for an amount that reflects the consideration it expects to receive from its customers in exchange for that product. To determine revenue recognition for contracts that are determined to be in scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when such performance obligation is satisfied.
Following the disposition of the MST Franchise in January 2022, the Company does not have any revenue generating products; however, the Company may receive royalty revenues from the sale of specified products (see "Note 4 - Discontinued Operations").
Royalty Revenues and Collaboration Agreements

The Company previously licensed the rights to Finacea foam to LEO Pharma A/S ("LEO Pharma") in exchange for certain royalty payments. Finacea foam was not part of the MST Franchise that was sold in January 2022. Royalties are recognized as revenue when the product is sold by LEO Pharma. For both the three months ended June 30, 2026 and 2025, royalty revenues were $0.1 million. For the six months ended June 30, 2026 and 2025, royalty revenues were $0.2 million and $0.3 million, respectively. On June 11, 2026, LEO Pharma informed VYNE of its decision to terminate its license agreement for Finacea foam effective as of December 31, 2026.
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

h.Collaboration arrangements
The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements ("ASC 808"), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company will assess whether aspects of the arrangement between it and its collaboration partner are within the scope of other accounting literature.
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
j.Credit losses
An allowance is maintained for potential credit losses in accordance with accounting standards update ("ASU") No. 2016-13, Financial Instruments - Credit Losses. The Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and credit losses. Credit losses were not material for the three and six months ended June 30, 2026 and 2025.
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

The Company’s net operating loss ("NOL") carryforwards are subject to annual limitations imposed by Section 382 of the Internal Revenue Code. The Company completed a Section 382 study through March 31, 2025, identifying ownership changes in connection with the 2020 merger between Menlo Therapeutics (the Company's predecessor company) and Foamix Pharmaceuticals Ltd. and with the private placement transaction in November 2023. These ownership changes resulted in federal NOLs expected to expire unutilized. The Company has not completed a Section 382 study through June 30, 2026, however, the Company may have experienced ownership changes in connection with the Merger between VYNE and Yarrow.

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"), which made comprehensive revisions to federal corporate income tax provisions, including those related to research and development expense treatment, full expensing of business assets, interest deduction limitations, and international tax regimes such as global intangible low-taxed income, foreign-derived intangible income, and controlled foreign corporation look-through rules. The enactment of this legislation did not have a material impact on the Company’s income tax provision for the three and six months ended June 30, 2026.
m.Net loss per share
Net loss per share, basic and diluted, is computed on the basis of the net loss from continuing operations for the period divided by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is based upon the weighted average number of shares of common stock and of common stock equivalents outstanding when dilutive. The Company has issued Pre-Funded Warrants to purchase the Company’s common stock (the "Pre-Funded Warrants"), which do not expire until they are exercised in full (see “Note 8 - Stockholders' Equity”). Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified Pre-Funded Warrants were immediately exercisable for little or no cash consideration, due to the non-substantive exercise price, all of the necessary conditions for issuance of the underlying shares of common stock had been met when the Pre-Funded Warrants were issued. Therefore, the underlying shares of common stock should be included in the denominator for both the calculation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2026 and 2025.
The following stock options, restricted stock units (“RSUs”) and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (data presented as number of shares):

	June 30,
(in numbers of shares)	2026	2025
Outstanding stock options and RSUs	64,633	71,863
Warrants	550	550

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
o.Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations and comprehensive loss. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income, net in the statements of operations and comprehensive loss. As of June 30, 2026 and December 31, 2025, all of the Company's outstanding warrants were equity-classified warrants.
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
NOTE 3 - STRATEGIC AGREEMENTS
Agreements with Tay Therapeutics
Evaluation and Option Agreement
In April 2021, the Company entered into an Evaluation and Option Agreement (the “Option Agreement”) with Tay. For a description of the Option Agreement, see Note 3, “Agreements with Tay Therapeutics—Evaluation and Option Agreement” to the condensed consolidated financial statements included in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (the “Q1 Form 10-Q”), filed with the SEC on May 15, 2026, which description is incorporated herein by reference.

License for Locally Administered Pan-BD BET Inhibitor Program (Repibresib)

On August 6, 2021, the Company exercised its option with respect to the repibresib program and, on August 9, 2021, the parties entered into a License Agreement (the “Repibresib License Agreement”) granting the Company a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s pan-BD BET inhibitor compounds in all fields. For a description of the Repibresib License Agreement, see Note 3, “Agreements with Tay Therapeutics—License for Locally Administered Pan-BD BET Inhibitor Program (Repibresib)” to the condensed consolidated financial statements included in Part I, Item 1 of the Company’s Q1 Form 10-Q, which description is incorporated herein by reference.

License for Selective BET Inhibitor Program (VYN202)

On April 28, 2023, the Company exercised the Oral Option and entered into a license agreement (the "VYN202 License Agreement") with Tay granting the Company a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s Oral BETi Compounds in all fields. For a description of the VYN202 License Agreement, see Note 3, “Agreements with Tay Therapeutics—License for Selective BET Inhibitor Program (VYN202)” to the condensed consolidated financial statements included in Part I, Item 1 of the Company’s Q1 Form 10-Q, which description is incorporated herein by reference.
Sale of the MST Franchise

On January 12, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Journey pursuant to which the Company sold its MST Franchise to Journey. For a description of the Purchase Agreement, see Note 3, “Sale of the MST Franchise” to the condensed consolidated financial statements included in Part I, Item 1 of the Company’s Q1 Form 10-Q, which description is incorporated herein by reference.
NOTE 4 – DISCONTINUED OPERATIONS
The Company determined that the sale of the MST Franchise represented a strategic shift that had a major effect on the business and therefore the MST Franchise met the criteria for classification as discontinued operations. Accordingly, the MST Franchise is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations ("ASC 205-20"). In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. Historically, research and development, marketing, and general and administrative expenses in discontinued operations included corporate costs incurred directly to solely support the MST Franchise.
On June 11, 2026, LEO Pharma notified the Company of its decision to terminate the Finacea license agreement effective December 31, 2026. As a result, the Company does not expect to recognize Finacea royalty revenue for periods after December 31, 2026. During both the three and six months ended June 30, 2026, the Company recognized a $0.1 million loss from discontinued operations, net of income taxes, related to an uncollected receivable from transition service agreements. For the three and six months ended June 30, 2025, the loss from discontinued operations, net of income taxes was $8 thousand and $16 thousand, respectively, and consisted solely of general and administrative expenses.
For the six months ended June 30, 2026, there were $0.1 million of non-cash transactions related to uncollectible receivable. There were no non-cash items related to discontinued operations for the six months ended June 30, 2025.
The milestone payments for sales of ZILXI, AMZEEQ and FCD105 represent contingent consideration. Contingent consideration has been accounted for as a gain contingency in accordance with ASC 450, Contingencies, and will be recognized in earnings in the period when realizable.
NOTE 5 – FAIR VALUE MEASUREMENTS
The Company’s financial assets that are measured at fair value as of June 30, 2026 and December 31, 2025 are classified in the tables below in one of the three categories described in “Fair value measurement (k)” in "Note 2 - Significant Accounting Policies” above:

	June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$22,925	$—	$—	$22,925
Total assets	$22,925	$—	$—	$22,925

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$23,133	$894	$—	$24,027
Marketable securities	—	4,981	—	4,981
Total assets	$23,133	$5,875	$—	$29,008
Other financial instruments consist of other receivables, trade payables and accrued expenses. The fair value of these financial instruments approximates their carrying values due to their short-term nature. In determining the fair value of its Level 2 investments, the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.
NOTE 6 – MARKETABLE SECURITIES
As of June 30, 2026, the Company had no marketable securities. As of December 31, 2025, marketable securities consisted of U.S. Government and agency debt securities as well as U.S. Treasury bills.
The following table sets forth the Company’s marketable securities:

December 31,
(in thousands)	2025
U.S. Government and agency debt securities	$500
U.S. Treasury bills	4,481
Total	$4,981
As of December 31, 2025, the amortized cost, gross unrealized gains, gross unrealized losses and fair value were as follows:

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Government and agency debt securities	$500	$—	$—	$500
U.S. Treasury bills	4,479	2	—	4,481
Total	$4,979	$2	$—	$4,981
As of December 31, 2025, there were $5.0 million of marketable securities, which were in an unrealized gain position. The Company determined that unrealized gains and losses on marketable securities were primarily due to interest rate changes. No allowance for credit losses related to any of these marketable securities was recorded for the period ended December 31, 2025. All maturities are less than 12 months.

NOTE 7 - PROPERTY AND EQUIPMENT
The following table sets forth the Company's property and equipment, net as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in thousands)	2026	2025
Office equipment	$117	$117
Property and equipment	117	117
Less: Accumulated depreciation	(39)	(27)
Property and equipment, net	$78	$90
Depreciation expense totaled $6 thousand and $12 thousand for both the three and six months ended June 30, 2026 and 2025, respectively, which is included within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 8 – STOCKHOLDERS' EQUITY
Preferred stock
As of June 30, 2026, the Company's Amended and Restated Certificate of Incorporation (as amended, the "Certificate of Incorporation") authorized the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of June 30, 2026 and December 31, 2025.
Shares of preferred stock may be issued from time to time in one or more series. The voting powers (if any), preferences and relative, participating, optional or other special rights, and the qualifications, limitations and restrictions of any series of preferred stock will be set forth in a Certificate of Designation filed pursuant to the Delaware General Corporation Law, as determined by the Board of Directors.
Common stock

Pursuant to the Certificate of Incorporation, as of June 30, 2026, the Company was authorized to issue 150,000,000 shares of common stock, par value $0.0001 per share. On July 27, 2026, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 300,000,000. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all classes of preferred stock outstanding. As of June 30, 2026, the Company had never declared any dividends on common stock. On July 23, 2026, the Company paid the special cash dividend. See Note 12, “Subsequent Events - Special Cash Dividend.”

On July 16, 2026, the Board of Directors approved, and on July 24, 2026 the Company effected, a 1-for-50 reverse stock split of its outstanding shares of common stock. The reverse stock split was intended to support the Merger and to facilitate compliance with Nasdaq's initial listing requirements, including the minimum bid price requirement. No fractional shares were issued in connection with the reverse stock split. In lieu of fractional shares, stockholders who would otherwise have been entitled to receive a fractional share received cash payments. The par value of the Company's common stock remained unchanged as a result of the reverse stock split. Proportionate adjustments were made to the exercise prices and number of shares underlying the Company's outstanding stock options, restricted stock units, warrants and other equity awards, as well as the number of shares available for issuance under the Company's equity incentive plans.

Unless otherwise indicated, all share and per share amounts presented in these condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.
Issuances of common stock and warrants
At-the-Market Equity Offering Program
On March 1, 2024, the Company entered into a sales agreement (the “Cowen Sales Agreement”) with Cowen and Company, LLC as sales agent (“Cowen”) under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company's common stock through Cowen in an at-the-market offering having an aggregate offering price up to $50.0 million. Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold under the Cowen Sales Agreement. The Company did not sell any shares of common stock under the Cowen Sales Agreement during the six months ended June 30, 2026 and 2025.
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
For the year ended December 31, 2025, 365,942 Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. During the six months ended June 30, 2026, no Pre-Funded Warrants were exercised pursuant to a net exercise mechanism. As of June 30, 2026, 190,911 Pre-Funded Warrants remained outstanding.

Other Warrants
As of June 30, 2026 and December 31, 2025, the Company had warrants to purchase an aggregate of 550 shares of the Company’s common stock outstanding, with an exercise price of $420.00, and an expiration date of July 29, 2026. For details of the expiration, see Note 12, “Subsequent Events -Termination of Warrants.” These warrants were issued by Foamix Pharmaceuticals Ltd. in connection with a financing in July 2019 and were subsequently assumed by the Company in connection with the merger with Foamix Pharmaceuticals Ltd. Pursuant to the warrant certificate, the exercise price of the warrant will be proportionally adjusted in the event that the Company issues common stock at a price per share less than the exercise price (the "Down Round Feature"). In the event that the Down Round Feature is triggered, the Company must calculate the difference between the warrants’ fair value, using the Black-Scholes-Merton option-pricing model, before and after the Down Round Feature was triggered using the original exercise price and the new exercise price. The exercise price will continue to be adjusted in the event the Company issues additional shares of common stock below the then-current exercise price, in accordance with the terms of the warrants.
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
NOTE 9 – SHARE-BASED COMPENSATION
2023 Equity Incentive Plan

As of June 30, 2026, the Company maintained the 2023 Equity Incentive Plan (the "2023 Plan") and previously maintained the 2019 Equity Incentive Plan (the “2019 Plan”) and 2018 Omnibus Incentive Plan (the "2018 Plan"). Following stockholder approval in December 2023, any shares then available for future grant under the 2019 Plan and 2018 Plan were allocated to the 2023 Plan and no further grants could be made under the 2018 Plan and the 2019 Plan. In December 2024, stockholders approved a proposal to amend the 2023 Plan to increase shares available for grant under the 2023 Plan by 30,400 shares. As of June 30, 2026, 6,352 shares remained issuable under the 2023 Plan. Following the Merger and the adoption of the 2026 Plan, as further described in Note 12, “Subsequent Events,” no further awards may be granted under the 2023 Plan.
2024 Inducement Plan

On February 28, 2024, the Board of Directors approved the Company's 2024 Inducement Plan (the "Inducement Plan"). Pursuant to the Inducement Plan and Nasdaq Listing Rule 5635(c)(4), as of June 30, 2026 the Company is permitted to grant equity awards as an inducement material to an individual's entering into employment with the Company, subject to certain conditions ("Inducement Grants"). In November 2024, the Board of Directors reduced the number of shares available to be issued under the Inducement Plan to one share. In the second quarter of 2025 and the first half of 2026, 2,225 and 263 shares, respectively, were returned to the Inducement Plan as a result of forfeited equity awards. As of June 30, 2026, 2,488 shares were available for future Inducement Grants. Following the Merger and the adoption of the 2026 Plan, as further described in Note 12, “Subsequent Events,” no further awards may be granted under the Inducement Plan.
2019 Employee Share Purchase Plan

The Company has adopted the 2019 Employee Share Purchase Plan (the "ESPP") pursuant to which qualified employees (as defined in the ESPP) may elect to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of the common stock at the beginning or end of each semi-annual share purchase period (“Purchase Period”). As of June 30, 2026, employees were permitted to purchase the number of shares purchasable with up to 15% of the earnings paid (as such term is defined in the ESPP) to each of the participating employees during the Purchase Period, subject to certain limitations under Section 423 of the U.S. Internal Revenue Code. In May 2026, ahead of the anticipated Closing Date of the Merger, the Compensation Committee of the Board of Directors terminated all subsequent offerings under the ESPP.
As of June 30, 2026, 604 shares remained available for grant under the ESPP. Subsequent to June 30, 2026 the ESPP was terminated in connection with the Merger and no shares remain available for grant.
For the six months ended June 30, 2026 and 2025, 644 and 324 shares were purchased by employees pursuant to the ESPP, respectively.

Options and RSUs granted to employees and directors:
For the six months ended June 30, 2026, no options or RSUs were granted to employees and directors.
Stock-based compensation expenses:
The following table illustrates the effect of stock-based compensation on the line items on the unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$60	$61	$141	$187
General and administrative	376	468	769	1,105
Total	$436	$529	$910	$1,292
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Litigation and contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of June 30, 2026, there were no claims or actions pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.
NOTE 11 - SEGMENT INFORMATION
As of June 30, 2026, VYNE operated in one operating segment, and therefore one reportable segment, focused on the development of differentiated therapies to treat chronic inflammatory and immune-mediated conditions of high unmet need. This determination, that the Company operated as a single operating segment, is consistent with the financial information regularly reviewed by the Company's Chief Operating Decision Maker (“CODM”) for purposes of evaluating performance, allocating resources, and planning and forecasting for future periods. The Company's Chief Executive Officer (“CEO”) was the CODM.
The accounting policies for the single operating segment are the same as those described in “Note 2—Significant Accounting Policies.” The CODM uses net loss based on net loss that is reported on the unaudited condensed consolidated statement of operations and comprehensive loss to allocate resources (including employees, property, and financial resources), predominantly during the annual budget and forecasting process. The Company’s CODM views specific program spend within research and development expenses as well as overall general and administrative expenses as significant segment expenses. As a pre-commercial product revenue company, the CODM also considers budget versus actual results for expenses that are deemed significant and cash forecast models for assessing performance and to decide the level of investment in the Company’s operating and capital allocation activities. Further, the measure of segment assets is reported on the unaudited condensed consolidated balance sheet as total consolidated assets. All long-lived assets are held in the United States. All revenues are generated in the United States.

The following table presents VYNE's segment revenue and significant expenses regularly reviewed by the CODM for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Royalty revenues	$97	$69	$183	$271
Operating expenses
Research and development:
Repibresib (VYN201)	42	2,464	192	5,041
VYN202	398	1,667	592	4,184
Other segment items*	348	750	821	1,779
General and administrative	2,411	2,730	5,496	6,005
Total operating expenses	3,199	7,611	7,101	17,009
Operating loss	(3,102)	(7,542)	(6,918)	(16,738)
Other income, net	203	1,795	434	2,388
Loss from continuing operations before income taxes	(2,899)	(5,747)	(6,484)	(14,350)
Income tax expense	—	—	—	—
Loss from continuing operations	(2,899)	(5,747)	(6,484)	(14,350)
Loss from discontinued operations, net of income taxes	(108)	(8)	(108)	(16)
Net loss	$(3,007)	$(5,755)	$(6,592)	$(14,366)

*Other segment items relate to research and development expenses that cannot be directly allocated to one specific product candidate, such as employee-related expenses, consulting, quality control, regulatory, and general IP legal expenses.
Accordingly, the Company managed its operations as a single operating and reportable segment, and the unaudited condensed consolidated financial statements and notes thereto are presented as a single reportable segment.

NOTE 12 - SUBSEQUENT EVENTS

The Merger

On the Closing Date, VYNE consummated the acquisition of Yarrow in accordance with the terms of the Merger Agreement. Following the Merger, the current business of Yarrow became the primary business of the Combined Company.

Special Cash Dividend

On July 10, 2026, the Board of Directors declared a special cash dividend of $17.3 million to holders of record of VYNE common stock as of a record date of July 22, 2026, with a payment date of July 23, 2026. The ex-dividend date of the special cash dividend was determined by Nasdaq to be July 24, 2026.

Special Meeting of Stockholders

On July 16, 2026, the Company held the Special Meeting, and all of the proposals included in the proxy statement/prospectus were approved by VYNE stockholders, other than the proposal to adjourn the Special Meeting, which was not presented to the VYNE stockholders.

Reverse Stock Split

On July 16, 2026, VYNE's Board of Directors approved, and on July 24, 2026 the Company effected, a 1-for-50 reverse stock split of its outstanding shares of common stock. The reverse stock split is intended to support the Merger and to facilitate compliance with Nasdaq's initial listing requirements, including the minimum bid price requirement. No fractional shares were issued in connection with the reverse stock split. In lieu of fractional shares, stockholders who would otherwise have been entitled to receive a fractional share received cash payments. The par value of the Company's common stock remained unchanged as a result of the reverse stock split. Proportionate adjustments were made to the exercise prices and number of shares underlying the Company's outstanding stock options, restricted stock units, warrants and other equity awards, as well as the number of shares available for issuance under the Company's equity incentive plans.

Unless otherwise indicated, all share and per share amounts presented in these condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Termination of Warrants

On July 29, 2026, all 550 warrants outstanding with an amended exercise price of $20.22 originating from financing in July 2019 were terminated in accordance with the stated expiration date. Upon expiration of the warrants, the outstanding warrants were subject to an automatic conversion into shares of common stock. However, all holders of the warrants agreed to an immaterial cash payment in the place of shares.

Stock Incentive Plan

On April 23, 2026, the Board of Directors approved the Yarrow Bioscience, Inc. 2026 Stock Incentive Plan (the “2026 Stock Plan”), subject to stockholder approval and the consummation of the Merger. On July 16, 2026, the Company’s stockholders approved the 2026 Stock Plan at the Special Meeting and on July 27, 2026, the Board of Directors ratified the 2026 Stock Plan. The purpose of the 2026 Stock Plan is to promote and closely align the interests of employees, officers, non-employee directors and other individual service providers of the Company and its stockholders by providing stock-based compensation and other performance-based compensation. The initial share pool under the 2026 Stock Plan is 2,688,931. The shares that may be issued under the 2026 Stock Plan will be automatically increased on January 1 of each year beginning in 2027 and ending with a final increase on January 1, 2036, in an amount equal to 5% of the diluted stock (including common stock, preferred stock and unexercised pre-funded warrants) on the preceding December 31, unless a lower (or no) increase is determined by the administrator of the 2026 Stock Plan. Only 100,000,000 shares of common stock may be issued under the 2026 Stock Plan as incentive stock options.

Employee Stock Purchase Plan

On April 23, 2026, the Board of Directors approved the Yarrow Bioscience, Inc. 2026 Employee Stock Purchase Plan (the “2026 ESPP”), subject to stockholder approval and the consummation of the Merger. On July 16, 2026, VYNE’s stockholders approved the 2026 ESPP at the Special Meeting and on July 27, 2026, the Board of Directors ratified the 2026 ESPP. The purpose of the 2026 ESPP is to provide employees of the Company and its designated subsidiaries with an opportunity to purchase shares of common stock through accumulated contributions. The 2026 ESPP, and the rights of participants to make purchases thereunder, is intended to qualify under Section 423 of the Code. The initial share pool under the 2026 ESPP is 336,116. The shares that may be issued under the 2026 ESPP will be automatically increased on January 1 of each year beginning in 2027 and ending with a final increase on January 1, 2036 in an amount equal to the lesser of 1% of the diluted stock (including common stock, preferred stock and unexercised pre-funded warrants) on the preceding December 31 or 2,500,000, unless a lower (or no) increase is determined by the compensation committee of the Board of Directors, as administrator of the 2026 ESPP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2026 ("Quarterly Report") and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 ("Annual Report"). As used in this Quarterly Report, unless the context otherwise requires, all references to the “Company,” “we,” “us,” “our,” and similar references refer: (1) following the completion of the Merger (as defined below), to Yarrow Bioscience, Inc. (the “Combined Company” or “Yarrow”) and our subsidiaries and (2) prior to the completion of the Merger, to VYNE Therapeutics Inc. (“VYNE”) and its subsidiaries. The disclosure set forth in this section reflects our 1-for-50 reverse stock split, which was effected on July 24, 2026. Accordingly, all share amounts and per share amounts have been adjusted.
Company Overview

We are a clinical-stage biotechnology company focused on developing transformative therapies to treat autoimmune thyroid diseases. Our lead product candidate, YB-101 (also known as GenSci098), is a humanized, monoclonal antibody targeting the thyroid-stimulating hormone receptor (“TSHR”), which we plan to develop for the treatment of Graves’ disease (“GD”) and thyroid eye disease (“TED”). Both GD and TED are serious and poorly treated autoimmune diseases in which autoantibodies against TSHR attack and overstimulate the receptor, leading to a wide spectrum of thyroidal and extra-thyroidal clinical sequelae.
YB-101 was designed to selectively bind to TSHR and block autoantibody-induced receptor activation, thereby directly inhibiting the pathogenic activity of thyroid-stimulating autoantibodies that drive disease progression in GD and TED as well as the biological pathway responsible for hyperthyroidism and orbitopathy. We believe that this novel and targeted approach represents a potential breakthrough for patients with GD and TED and has the potential to address an important unmet need for therapies with differentiated risk-benefit profiles.

The Merger

The Merger Agreement

In August 2025, VYNE’s board of directors (the “Board of Directors”) initiated a strategic review to evaluate a range of options to maximize stockholder value, including the assessment of its internal pipeline, financing opportunities and strategic alternatives. Following the strategic review described above, on December 17, 2025, we entered into the Merger Agreement with Yarrow, a privately held biotechnology company advancing YB-101 (also known as GenSci098), a clinical-stage, humanized monoclonal antibody targeting the thyroid-stimulating hormone receptor for the treatment of Graves’ disease and exploring a clinical development plan for thyroid eye disease, pursuant to which Yarrow became a wholly owned subsidiary of VYNE and VYNE operates under the name Yarrow Bioscience, Inc. following the merger (the “Merger”). In connection with the Merger, we filed a registration statement on Form S-4, most recently amended on June 3, 2026 and declared effective on June 15, 2026, and the related definitive proxy statement/prospectus was filed and first mailed to our stockholders on or about June 15, 2026. On July 16, 2026, we held a special meeting of stockholders (the “Special Meeting”), and all of the proposals included in the proxy statement/prospectus were approved by VYNE stockholders, other than the proposal to adjourn the Special Meeting, which was not presented to the VYNE stockholders. On July 27, 2026 (the “Closing Date”), we consummated the acquisition of Yarrow in accordance with the terms of the Merger Agreement. Following the Merger, the current business of Yarrow became our primary business.

Yarrow Series A Preferred Stock Financing

In connection with the execution of the Merger Agreement, certain institutional and accredited investors (the "Series A Investors", led by an affiliate of RTW Investments) and Yarrow entered into a Series A stock purchase agreement, pursuant to which such persons invested in and purchased an aggregate of 20,242,911 shares of Yarrow Series A preferred stock at a purchase price of $4.94 per share for aggregate gross proceeds to Yarrow of $100.0 million.

Yarrow Pre-Closing Financing

Concurrently with the execution and delivery of the Merger Agreement, the Series A Investors also entered into a Securities Purchase Agreement with Yarrow (the "Securities Purchase Agreement"), pursuant to which such investors purchased, immediately prior to the Merger, 1,096,125 shares of Yarrow common stock and 13,068,176 Yarrow pre-funded warrants, for gross proceeds of approximately $100.0 million in the Yarrow Pre-Closing Financing.

The shares of Yarrow common stock and Yarrow pre-funded warrants that were issued in the Yarrow Pre-Closing Financing were or have the right to be, respectively, converted into shares of VYNE common stock in the Merger.

The Securities Purchase Agreement contains customary representations and warranties of Yarrow and the purchaser parties thereto.

Pre-Closing Special Cash Dividend

Further, on July 10, 2026, the Board of Directors declared a special cash dividend of $17.3 million as of a record date of July 22, 2026, with a payment date of July 23, 2026 (the “special cash dividend”). The ex-dividend date of the special cash dividend was determined by Nasdaq to be July 24, 2026. VYNE stockholders of record prior to the ex-dividend date were entitled to receive the special cash dividend, regardless of whether they beneficially owned such shares as of the dividend date.

Reverse Stock Split and Recasting of Per-Share Amounts

On September 12, 2025, we received a notification from The Nasdaq Stock Market, LLC (“Nasdaq”) that we were not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2), because the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days. We initially had 180 calendar days, or until March 10, 2026, to regain compliance with the minimum bid price requirement. On March 11, 2026, we received a letter (the “Extension Notice”) from Nasdaq notifying us that our request for an extension to regain compliance with the minimum bid price requirement has been granted, and we had an additional 180 calendar days, or until September 7, 2026, to regain compliance with the minimum bid price requirement. On July 16, 2026, the Board of Directors approved, and on July 24, 2026, we effected, a 1-for-50 reverse stock split of our outstanding shares of common stock. The reverse stock split was intended to support the Merger with Yarrow and to facilitate compliance with Nasdaq's initial listing requirements, including the minimum bid price requirement. On August 10, 2026, we received a letter from the Listing Qualifications Department of Nasdaq providing that we had regained compliance with the minimum bid price requirement and the Nasdaq considers this matter closed. No fractional shares were issued in connection with the reverse stock split. In lieu of fractional shares, stockholders who would otherwise have been entitled to receive a fractional share received cash payments. The par value of our common stock remained unchanged as a result of the reverse stock split. Proportionate adjustments were made to the exercise prices and number of shares underlying our outstanding stock options, restricted stock units, warrants and other equity awards, as well as the number of shares available for issuance under our equity incentive plans.
Pursuant to the Certificate of Incorporation, we were previously authorized to issue 150,000,000 shares of common stock, par value $0.0001 per share. On July 27, 2026, we amended our Certificate of Incorporation to increase the number of authorized shares of common stock to 300,000,000. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all classes of preferred stock outstanding.

Unless otherwise indicated, all share and per share amounts presented in these condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Business and Macroeconomic Conditions
Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including inflation, interest rates, financial market volatility and uncertainty, the impact of war or military conflict, including the wars in Ukraine and the Middle East, rising tensions between China and Taiwan and the response thereto, public health pandemics, global trade policy volatility, such as tariffs, and supply chain disruptions. Adverse effects of these large macroeconomic conditions have been prevalent in many of the areas where we, our contract research organizations, suppliers or third-party business partners conduct business and as a result, we have experienced disruptions and may continue to experience more pronounced disruptions in our operations. In addition, financial markets have experienced a period of high volatility due to these macroeconomic factors. The persistence of this volatility may impact our ability to engage in capital market activities and adequately fund our operations. As of the filing date of this Quarterly Report, the extent to which these macroeconomic events and conditions may impact our financial condition, results of operations or liquidity is uncertain. The effect of these macroeconomic events and conditions may not be fully reflected in our results of operations and overall financial performance until future periods. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section captioned “Risk Factors” in Part II, Item 1A of this Quarterly Report.

Development and License Agreements
Agreements with Tay Therapeutics
Evaluation and Option Agreement

In April 2021, we entered into an Evaluation and Option Agreement (the “Option Agreement”) with Tay. For a description of the Option Agreement, see the section titled, “Development and License Agreements—Agreements with Tay Therapeutics—Evaluation and Option Agreement” included in Part I, Item 2 of the Company’s Quarterly Report for the quarterly period ended March 31, 2026 (the “Q1 Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on May 15, 2026, which description is incorporated herein by reference.
License for Locally Administered Pan-BD BET Inhibitor Program (Repibresib)

In August 2021, we exercised our option with respect to the repibresib program and entered into a license agreement (the "Repibresib License Agreement") granting us a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s pan-BD BET inhibitor compounds in all fields. For a description of the Repibresib License Agreement, see the section titled, “Development and License Agreements—Agreements with Tay Therapeutics—License for Locally Administered Pan-BD BET Inhibitor Program (Repibresib)” included in Part I, Item 2 of the Company’s Q1 Form 10-Q, which description is incorporated herein by reference.
License for Selective BET Inhibitor Program (VYN202)

On April 28, 2023, we exercised the Oral Option and entered into a license agreement (the “VYN202 License Agreement”) with Tay granting us a worldwide, exclusive license that is sublicensable through multiple tiers to exploit certain of Tay’s Oral BETi Compounds in all fields. For a description of the VYN202 License Agreement, see the section titled, “Development and License Agreements—Agreements with Tay Therapeutics—License for Selective BET Inhibitor Program (VYN202)” included in Part I, Item 2 of the Company’s Q1 Form 10-Q, which description is incorporated herein by reference.
GenSci License Agreement

On December 15, 2025, Changchun Genescience Pharmaceutical Company, Ltd. (“GenSci”) and Yarrow entered into a license agreement (the “GenSci License Agreement”), pursuant to which Yarrow obtained from GenSci an exclusive, royalty-bearing license to develop, manufacture, and commercialize YB-101 (also known as GenSci098), an antibody targeting the TSHR outside Greater China for all fields of use, including the treatment of GD and TED. For a description of the GenSci License Agreement, see the section titled, “Yarrow’s Business—Yarrow’s License Agreement—GenSci License Agreement” included in our definitive proxy statement/prospectus filed on Form S-4 with the SEC, most recently amended on June 3, 2026, declared effective on June 15, 2026.
Components of Operating Results
Revenues

Historically, the legacy VYNE business generated revenues under development and license agreements, including royalty payments from sales of Finacea foam. We previously licensed the rights to Finacea to LEO Pharma A/S ("LEO Pharma"). Formulation and use patents for Finacea foam currently expire in 2027 and 2029, respectively, but may experience an earlier loss of exclusivity due to generic entry. On June 11, 2026, LEO Pharma notified us of its decision to terminate the Finacea license agreement effective December 31, 2026. As a result, we do not expect to recognize Finacea royalty revenue for periods after December 31, 2026. For both the three months ended June 30, 2026 and 2025, royalty revenues from LEO Pharma in connection with sales of Finacea were $0.1 million. For the six months ended June 30, 2026 and 2025, royalty revenues from LEO Pharma in connection with sales of Finacea were $0.2 million and $0.3 million, respectively.
Operating Expenses
Research and Development Expenses
Research and development expenses from the legacy VYNE business primarily related to the development of repibresib and VYN202. We charge all research and development expenses to operations as they are incurred.

Our research and development expenses for the three months ended June 30, 2026 and 2025 were $0.8 million and $4.9 million, respectively. Total research and development expenses for the six months ended June 30, 2026 and 2025 were $1.6 million and $11.0 million, respectively.
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
General and Administrative Expenses
Our general and administrative expenses for the three months ended June 30, 2026 and 2025 were $2.4 million and $2.7 million, respectively. Total general and administrative expenses for the six months ended June 30, 2026 and 2025 were $5.5 million and $6.0 million, respectively.
Our general and administrative expenses consist principally of:
•employee-related expenses, including salaries, benefits and related expenses, including stock-based compensation expenses;
•professional fees and consulting expenses related to the Merger;
•professional fees for legal, auditing, tax and other consulting expenses; and
•facility, insurance, information technology, travel and depreciation expenses.
Other Income, Net
Other income, net primarily consists of interest earned on our cash, cash equivalents, and marketable securities.
Income Taxes and Net Operating Loss Carryforwards
We have incurred significant net operating losses (“NOLs”) since our inception. We expect to continue to incur NOLs until such a time when we generate adequate revenues for us to reach profitability. As of December 31, 2025, we had federal and state net operating loss carryforwards of $332.1 million and $94.2 million, respectively, of which $4.1 million will begin to expire in 2037 for federal and $94.2 million will begin to expire in 2040 for state purposes. As of December 31, 2025, we had federal research and development tax credit carryforwards of $7.1 million, which will begin to expire in 2031. We have no state research and development tax credit carryforwards. As of December 31, 2025, we had $227.8 million in federal and state NOLs with no limited period of use. Other than the federal NOLs expected to expire unutilized as noted below, there were no significant updates through June 30, 2026. We have not completed a Section 382 study through June 30, 2026, however, we may have experienced ownership changes in connection with the Merger.

NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. State NOLs and tax credit carryforwards may be subject to similar limitations under state laws. We have not completed a Section 382 study through June 30, 2026, however, we may have experienced ownership changes in connection with the Merger. We completed a 382 study through March 31, 2025, and noted that we experienced ownership changes in connection with the 2020 merger between Menlo Therapeutics (our predecessor company) and Foamix Pharmaceuticals Ltd. and with our private placement transaction in November 2023. As a result of the ownership changes, $40.2 million of federal NOLs and $2.1 million of research and development tax credits are expected to expire unutilized. We may experience ownership changes in the future as a result of the subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use the NOL and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025

	Three months ended June 30,		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2026	2025	$	%
Revenues
Royalty revenues	$97	$69	$28	40.6%
Total revenues	97	69	28	40.6%

Operating expenses:
Research and development	788	4,881	(4,093)	(83.9)%
General and administrative	2,411	2,730	(319)	(11.7)%
Total operating expenses	3,199	7,611	(4,412)	(58.0)%
Operating loss	(3,102)	(7,542)	(4,440)	(58.9)%
Other income, net	203	1,795	(1,592)	(88.7)%
Loss from continuing operations before income taxes	(2,899)	(5,747)	(2,848)	(49.6)%
Income tax expense	—	—	—	—%
Loss from continuing operations	(2,899)	(5,747)	(2,848)	(49.6)%
Loss from discontinued operations, net of income taxes	(108)	(8)	(100)	*
Net loss	$(3,007)	$(5,755)	$(2,748)	(47.7)%
*Percentage not meaningful
Revenues
Revenues totaled $0.1 million for both the three months ended June 30, 2026 and 2025, consisting of royalty revenue from our royalty agreement with LEO Pharma.

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2026 were $0.8 million, representing a decrease of $4.1 million, or 83.9%, compared to $4.9 million for the three months ended June 30, 2025. The decrease was primarily driven by a decrease of $2.4 million in expenses for repibresib, a decrease of $1.3 million in expenses for VYN202, and a decrease of $0.4 million for employee related expenses. The $2.4 million decrease in expenses for repibresib was primarily driven by the timing of expenses for the Phase 2b trial in nonsegmental vitiligo, including our decision to terminate the trial following the announcement of topline results in July 2025. The $1.3 million decrease in expenses for VYN202 was primarily driven by decreased clinical expenses following the clinical hold placed on our Phase 1b trial evaluating VYN202 in subjects with moderate-to-severe plaque psoriasis and our decision to terminate the trial in July 2025. The main driver of current expenses is the repeat non-clinical toxicology study of VYN202 in male dogs, and related costs, to potentially maximize strategic optionality for the asset. The study is expected to be completed in the second half of 2026, with a final report expected in the fourth quarter of 2026.
General and Administrative Expenses
Our general and administrative expenses for the three months ended June 30, 2026 were $2.4 million, representing a decrease of approximately $0.3 million, or 11.7%, compared to $2.7 million for the three months ended June 30, 2025. The decrease was primarily driven by lower employee-related expenses of $0.3 million and decreased non-transaction consulting and professional fees of $0.5 million, partially offset by the increase of consulting and professional fees of $0.5 million related to finance and legal expenses for the Merger.
Other Income, Net
Other income, net for the three months ended June 30, 2026 was $0.2 million, representing a decrease of approximately $1.6 million, or 88.7% compared to $1.8 million for the three months ended June 30, 2025. The decrease was primarily driven by the recognition of $1.3 million in income in 2025 related to the closure of the United States Internal Revenue Service ("IRS") examination period of our Employee Retention Credit ("ERTC") filings. The remainder is related to a reduction in interest income earned on cash, cash equivalents and marketable securities compared to prior year.
Loss from Discontinued Operations, Net of Income Taxes
Due to the sale of our legacy commercial business (the "MST Franchise") during the first quarter of 2022, in accordance with Accounting Standards Codification 205, Discontinued Operations ("ASC 205"), we have classified the results of the MST Franchise as discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. See "Note 4 - Discontinued Operations" in the accompanying unaudited condensed consolidated financial statements.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Increase/(Decrease)	Increase/(Decrease)
(in thousands, except %)	2026	2025	$	%
Revenues
Royalty revenues	$183	$271	$(88)	(32.5)%
Total revenues	183	271	(88)	(32.5)%

Operating expenses:
Research and development	1,605	11,004	(9,399)	(85.4)%
General and administrative	5,496	6,005	(509)	(8.5)%
Total operating expenses	7,101	17,009	(9,908)	(58.3)%
Operating loss	(6,918)	(16,738)	(9,820)	(58.7)%
Other income, net	434	2,388	(1,954)	(81.8)%
Loss from continuing operations before income taxes	(6,484)	(14,350)	(7,866)	(54.8)%
Income tax expense	—	—	—	—%
Loss from continuing operations	$(6,484)	$(14,350)	(7,866)	(54.8)%
Loss from discontinued operations, net of income taxes	(108)	(16)	92	*
Net loss	$(6,592)	$(14,366)	$(7,774)	(54.1)%
*Percentage not meaningful
Revenues
Revenues totaled $0.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively, consisting of royalty revenue from our royalty agreement with LEO Pharma.
Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2026 were $1.6 million, representing a decrease of $9.4 million, or 85.4%, compared to $11.0 million for the six months ended June 30, 2025. The decrease was primarily driven by a decrease of $4.8 million in expenses for repibresib, a decrease of $3.6 million in expenses for VYN202, a decrease of $0.8 million for employee related expenses, and a decrease of $0.2 million for other research and development services. The $4.8 million decrease in expenses for repibresib was primarily driven by the timing of expenses for the Phase 2b trial in nonsegmental vitiligo, including our decision to terminate the trial following the announcement of topline results in July 2025. The $3.6 million decrease in expenses for VYN202 was primarily driven by decreased clinical expenses following the clinical hold placed on our Phase 1b trial evaluating VYN202 in subjects with moderate-to-severe plaque psoriasis and our decision to terminate the trial in July 2025. The main driver of current expenses is the repeat non-clinical toxicology study of VYN202 in male dogs, and related costs, to potentially maximize strategic optionality for the asset. The study is expected to be completed in the second half of 2026, with a final report expected in the fourth quarter of 2026.
General and Administrative Expenses
Our general and administrative expenses for the six months ended June 30, 2026 were $5.5 million, representing a decrease of approximately $0.5 million, or 8.5%, compared to $6.0 million for the six months ended June 30, 2025. The decrease was primarily driven by lower employee-related expenses of $0.8 million and lower non-transaction consulting and professional fees of $1.2 million. The decrease was partially offset by increased consulting and professional fees of $1.5 million related to finance and legal expenses for the Merger.

Other Income, Net
Other income, net for the six months ended June 30, 2026 was $0.4 million, representing a decrease of approximately $2.0 million, or 81.8% compared to $2.4 million for the six months ended June 30, 2025. The decrease was primarily driven by the recognition of $1.3 million in income in 2025 related to the closure of the IRS examination period of our Employee Retention Credit ("ERTC") filings. The remainder is related to a reduction in interest income earned on cash, cash equivalents and marketable securities compared to prior year.
Loss from Discontinued Operations, Net of Income Taxes
Due to the sale of the MST Franchise during the first quarter of 2022, in accordance with ASC 205 we have classified the results of the MST Franchise as discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. See "Note 4 - Discontinued Operations" in the accompanying unaudited condensed consolidated financial statements.
Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026, we had cash and cash equivalents of $22.9 million and an accumulated deficit of $764.2 million. We had no outstanding debt as of June 30, 2026. For the six months ended June 30, 2026, we incurred a net loss of $6.6 million and used $6.1 million of cash in operations.

On December 17, 2025, we entered into the Merger Agreement pursuant to which, among other matters, Merger Sub merged with and into Yarrow, with Yarrow surviving as our wholly owned subsidiary. On July 27, 2026, we completed the Merger. Following the closing of the Merger, the Combined Company expects its existing cash resources to be sufficient to fund operations into 2028.

Our sources of funding for the six months ended June 30, 2026 and 2025 are further evaluated in the cash flow section below. Other than our obligations pursuant to the Tay License Agreements and, following the closing of the Merger, the GenSci License Agreement, we have no ongoing material financial commitments that may affect our liquidity over the next five years. Following the closing of the Merger, we are also subject to contingent milestone payment obligations to GenSci under the GenSci License Agreement, as well as royalty obligations on net sales of YB-101 that would become payable only if and when YB-101 receives regulatory approval and is commercialized. See the sections titled “Development and License Agreements—Agreements with Tay Therapeutics” and “Development and License Agreements—GenSci License Agreement” for additional discussion of our financial obligations under these agreements.
Future Funding Requirements

Prior to the Merger, our primary uses of capital were historically compensation and related expenses, research and development costs to support our product candidate pipeline, legal and other regulatory expenses and general overhead costs. As of June 30, 2026, we suspended and substantially wound down our research and development activities in anticipation of the Merger with Yarrow and our operations were limited.

In order to continue the development of any future product candidates, we will require substantial additional capital. Accordingly, we may seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include collaborations, partnerships or other licensing or other strategic arrangements with third parties. To the extent that we raise additional capital through equity financings or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation, voting or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all.

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
Our present and future funding requirements will depend on a number of factors, including the following:
•the benefits of the Merger and our ability to integrate the businesses of VYNE and Yarrow:
•the scope, timing, progress, results, and costs of researching and developing YB-101;
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

For more information as to the risks associated with our future funding needs, see the section captioned “Risk Factors” in this report.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash (used in) / provided by:
Operating activities	$(6,073)	$(22,264)
Investing activities	$5,000	$24,506
Financing activities	$(29)	$(121)
Net Cash Used in Operating Activities
During the six months ended June 30, 2026, net cash used in operating activities was $6.1 million and primarily reflected our net loss of $6.6 million adjusted for non-cash stock-based compensation expense of $0.9 million. The remainder of the cash used in operations was driven by changes in operating assets and liabilities.
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
Net Cash Provided by Investing Activities
During the six months ended June 30, 2026, net cash provided by investing activities was $5.0 million and consisted of $5.0 million of proceeds received from the sale and maturity of marketable securities.

During the six months ended June 30, 2025, net cash provided by investing activities was $24.5 million and consisted of $47.9 million of proceeds received from the sale and maturity of marketable securities, partially offset by $23.3 million paid for the purchase of marketable securities.
Net Cash Used In Financing Activities
During the six months ended June 30, 2026, net cash used in financing activities was $29.0 thousand and consisted of withholdings related to the exercise of options and issuance of stock for stock-based compensation arrangements.
During the six months ended June 30, 2025, net cash used in financing activities was $0.1 million and consisted of withholdings related to the exercise of options and issuance of stock for stock-based compensation arrangements.
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 27, 2026. There have been no material changes to these policies for the six months ended June 30, 2026, except as set forth below.
Effective March 31, 2026 and prior to the Merger, research and development accruals were no longer deemed a critical accounting policy for VYNE. However, the research and development accrual is a critical accounting policy for the Combined Company.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of June 30, 2026. Based on such evaluation, those officers have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation or other legal proceedings relating to claims that we consider to be arising from the ordinary course of our business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.
Item 1A. Risk Factors.
Information about our risk factors is contained in Part I, Item 1A of our Annual Report for the fiscal year ended December 31, 2025 filed with the SEC on February 27, 2026. As a result of the Merger, which was completed on July 27, 2026, and the resulting change in our business, the risk factors set forth below supersede and replace in their entirety the risk factors disclosed in the Annual Report.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are a clinical-stage biotechnology company with a limited operating history as a combined company on which to assess our business; we have not completed any clinical trials, and have no products approved for commercial sale, which may make it difficult to evaluate our current business and likelihood of success and viability.

We are a clinical-stage biotechnology company with a limited operating history as a combined company. We completed the Merger on July 27, 2026 and, following the Merger, the pre-Merger business of Yarrow became our primary business. VYNE divested its commercial business in January 2022, and we do not intend to devote significant resources to the legacy VYNE product candidates, repibresib and VYN202, which we continue to evaluate for a potential sale, license, transfer, disposition, divestiture or other monetization transaction. Accordingly, VYNE’s historical operating results are not indicative of our future results of operations or prospects. Since Yarrow’s inception, Yarrow has incurred operating losses with no corresponding revenue and has utilized substantially all of its resources to identify, license and develop Yarrow’s lead product candidate, YB-101, to organize and staff the company and provide other general and administrative support for operations. Yarrow has no significant experience in initiating, conducting or completing preclinical studies or clinical trials, and none of Yarrow’s product candidates has completed a pivotal clinical trial or been approved for commercial sale. While the legacy VYNE business initiated and conducted clinical trials of its own product candidates, our management team and personnel following the Merger consist substantially of those of Yarrow prior to the Merger, and we do not expect to realize the full benefit of VYNE’s prior clinical development experience in advancing YB-101. In part because of this lack of experience, we cannot be certain that our clinical trials and any future preclinical studies will begin or be completed on time, if at all. In addition, we have not yet demonstrated an ability to obtain regulatory approvals for YB-101 or any future product candidate, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history as a combined company.

In addition, as our business grows, we may encounter unforeseen expenses, restrictions, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with an early-stage clinical development focus to a company capable of supporting larger scale clinical trials and eventually commercial activities. We may not be successful in such a transition. We also have limited experience operating as a combined company, and the integration of Yarrow’s operations with the legacy VYNE organization, including operating as a public company, may take longer or cost more than we expect and may divert management’s attention from the development of YB-101 and any future product candidate.

We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or discontinue development of YB-101 or our future commercialization efforts.

Developing biotechnology products is a long, time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek regulatory approval for YB-101, conduct any future preclinical studies, advance discovery efforts with respect to future product candidates, and advance any future programs and product candidates that we may license. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to or more expansive than those that we currently anticipate. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Our future capital requirements depend on many factors, including but not limited to:

•the scope, design, progress, results and costs of clinical development for YB-101 and any discovery or preclinical and clinical development of future product candidates;
•the cost and timing of completion of clinical and commercial-scale manufacturing activities;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims, including claims of infringement, misappropriation or other violations of third-party intellectual property;
•the costs, timing and outcome of the regulatory review of our product candidates and obtaining the requisite regulatory approvals;
•the costs of our future commercialization activities, either on our own or in collaboration with others, including product sales, marketing, manufacturing, and distribution for any product candidate for which we receive regulatory approval;
•the revenue, if any, received from commercial sales of product candidates for which we receive regulatory approval;
•the success of our current or future collaborations, including our collaboration with GenSci pursuant to the GenSci License Agreement;
•our ability to establish and maintain additional collaborations on favorable terms, if at all;
•the extent to which we acquire or in-license products, intellectual property and technologies;
•the costs of operational, financial and management information systems and associated personnel; and
•the costs of operating as a public company.

As a result, we will require substantial additional funding to continue our operations. As of June 30, 2026, we had $22.9 million of cash and cash equivalents. After giving effect to the consummation of the Merger, we expect our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2028. However, we will still need to raise additional capital to continue to fund our operations in the future. If we are unable to raise additional capital when needed, that could raise substantial doubt about our ability to continue as a going concern.

We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, and adequate additional financing may not be available to us on acceptable terms, or at all. Such financing may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our stockholders. Debt financing may result in the imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to current or future collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions and volatility in the credit and financial markets in the United States and worldwide. Our failure to raise capital as and when needed or on acceptable terms could have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our product candidates, clinical trials or future commercialization efforts or cease our operations.

We expect to continue to incur losses for the foreseeable future and may not be able to achieve or sustain profitability in the future. We have no products approved for sale and may never generate meaningful revenue or become profitable.

Investment in biotechnology product development is a highly speculative undertaking and entails substantial upfront capital expenditures, with significant risks that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. Following the completion of the Merger, the Combined Company's business is primarily focused on the development of YB-101, our sole product candidate. We have no products approved for commercial sale, and we continue to incur significant research and development and other expenses related to our ongoing operations. Although the legacy VYNE business historically generated revenues under development and license agreements, including royalty payments from sales of Finacea foam under our license agreement with LEO Pharma, LEO Pharma has notified us of its decision to terminate the Finacea license agreement effective December 31, 2026 and we do not expect to recognize royalty revenue for periods after that date. Accordingly, we do not expect to generate meaningful revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, YB-101 or any future product candidate.

We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we are unable to raise sufficient additional capital to advance a product candidate to commercialization or generate sufficient revenue through the sale of any approved products, we may be unable to continue operations without additional funding.

As of June 30, 2026, we had an accumulated deficit of $764.2 million. We expect to continue to incur losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•advance our existing and any future product candidates through preclinical and clinical development;
•seek to identify additional product candidates;
•maintain, expand, enforce, defend and protect our intellectual property portfolio;
•seek, obtain and maintain regulatory and marketing approvals for our product candidates;
•seek to identify, establish and maintain additional collaborations and license agreements;
•make milestone payments to GenSci under the GenSci License Agreement, and under any additional future collaboration or license agreements that we may enter into;
•ultimately establish a sales, marketing and distribution infrastructure to commercialize any drug products for which we may obtain regulatory approval, either on our own or in collaboration with others;
•generate revenue from commercial sales of product candidates for which we receive regulatory approval, if any;
•hire additional personnel including research and development, clinical and commercial personnel;
•add operational, financial and management information systems and personnel, including personnel to support our product development;
•acquire or in-license products, intellectual property and technologies;
•establish clinical and commercial-scale cGMP capabilities through a third-party or our own manufacturing facility; and
•operate as a public company.

In addition, our expenses will increase if, among other things, we are required by the FDA or other regulatory authorities to perform clinical trials or studies in addition to, or different than, those that we currently anticipate, there are any delays in completing our clinical trials or the development of any of our product candidates, or there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

Even if we obtain regulatory approval for, and are successful in commercializing, one or more of our product candidates, we expect to incur substantial additional research and development and other expenditures to develop and market additional product candidates and/or to expand the approved indications of any marketed product. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

Our failure to become profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business and/or continue our operations. A decline in the value of our stock could also cause stockholders to lose all or part of their investment.

Risks Related to Our Discovery, Development and Commercialization

We face competition from entities that have developed or may develop product candidates for the diseases addressed by our product candidates.

The development and commercialization of drugs is highly competitive, particularly in the treatment of GD and TED. YB-101, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, including Immunovant, Inc., Biohaven Ltd., Amgen, Inc. (“Amgen”), which acquired TEPEZZA® from Horizon Therapeutics plc in October 2023, Alumis Inc., Argenx SE, Sanofi, Merida Biosciences, H. Lundbeck A/S, Lassen Therapeutics, Roche, Sling Therapeutics, Inc., Novartis AG (which acquired Tourmaline Bio, Inc. in October 2025), and Viridian Therapeutics, Inc., as well as academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and regulatory approved products than we do, and are further along in the clinical development and/or commercialization process. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. For example, in May 2025, Alumis Inc. and ACELYRIN, INC. completed a merger transaction and the combined company is advancing a subcutaneously delivered anti-IGF-1R antibody for the treatment of TED. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, raising capital, patient registration for clinical trials, establishing and defending rights to intellectual property, as well as in acquiring technologies complementary to, or necessary for, our product candidates.

Our competitors have developed or are developing, and may in the future develop, product candidates or products competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any potential new treatments, including those currently under clinical development. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy, dosing and/or presentation profile. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, have a more attractive dosing profile or presentation or are less expensive than the products we develop, or if our competitors develop competing products or biosimilars that enter the market more quickly than we do and are able to gain market acceptance. Conversely, the lack of commercial success of other competing therapies may raise concerns about the financial viability of our product candidates.

In addition, because of the competitive landscape for thyroid autoimmune diseases, including GD and TED, we may also face competition for establishing trial sites and clinical trial enrollment. Patient enrollment will depend on many factors, including if potential clinical trial patients choose to undergo treatment with approved products or enroll in competitors’ ongoing clinical trials for product candidates that are under development for the same indications as our product candidates. An increase in the number of approved products for the indications we are targeting with our product candidates will likely further exacerbate this competition. Our inability to enroll a sufficient number of patients could, among other impacts, delay our development timeline, which may further harm our competitive position.

YB-101 is in the clinical stages of development. YB-101 and our future product candidates may fail in development or suffer delays that materially and adversely affect our viability. If we or our current or future collaborators are unable to complete development of or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have no commercially approved products. YB-101 is in the clinical stages of development, and we have not completed any clinical trials. As a result, we expect it will be many years before we commercialize any product candidate, if ever. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have not yet demonstrated our ability to complete any clinical trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Before obtaining regulatory approval for the commercial distribution of any product candidate, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of the product candidate.

We or our collaborators may experience delays in initiating or completing preclinical studies or clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any future preclinical studies or clinical trials that we could conduct that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•regulators, such as the FDA, IRBs or comparable foreign regulatory authorities may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical trial sites may deviate from the trial protocol, fail to conduct trials in a compliant manner or drop out of a trial, which may require that we add new clinical trial sites or investigators or otherwise negatively impact the timing or integrity of our clinical trial(s);
•clinical trials of any product candidates may fail to show safety or efficacy, or may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon a product candidate;
•the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or suffer other quality or performance issues that negatively impact the timing or integrity of our clinical trial(s);
•we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our clinical trials are being exposed to unacceptable health risks;
•the cost of clinical trials of any of our product candidates may be greater than we anticipate;
•the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or successfully complete a given clinical trial;
•we may be unable to manufacture sufficient quantities of our product candidates for use in clinical trials;
•reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
•we may fail to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidates as well as data emerging from other therapies in the same class as our product candidates; and
•the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA. Commencing clinical trials in jurisdictions outside of the United States is similarly subject to acceptance by the applicable regulatory authority of clinical trial documentation following discussions with such authority. In the event that the FDA or other applicable regulatory authority requires us to complete additional preclinical studies or we are required to satisfy other FDA or foreign regulatory authority requests, respectively, prior to commencing clinical trials, the start of our first clinical trial for a product candidate may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree as to whether we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are analogous processes and risks applicable to clinical trial applications in other countries.

We may not have the financial resources to continue development of our product candidates if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, our product candidates. We or our current or future collaborators’ inability to complete development of or commercialize our product candidates, or significant delays in doing so, could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We are substantially dependent on the success of YB-101, and our anticipated future clinical trials of such product candidate may not be successful.

Our future success is substantially dependent on our ability to timely obtain regulatory approval for, and then successfully commercialize, YB-101. We are initially investing a majority of our efforts and financial resources into the research and development of this product candidate. We initiated a combined Phase 2a/Phase 2b trial of YB-101 in adult patients with GD who are well-controlled on oral anti-thyroid drugs (“ATDs”) in July 2026 and are exploring a clinical development plan for YB-101 in adult patients with TED in the United States and other territories outside of China. The success of YB-101 is dependent on observing YB-101 blocking the pathogenic activity of thyroid-stimulating autoantibodies that drive disease progression in GD and TED with an improved safety and tolerability profile compared to the current standard of care. To the extent we do not observe this blocking of pathogenic activity of thyroid-stimulating autoantibodies or improved safety, efficacy, pharmacokinetic and pharmacodynamic properties in our Phase 2a/Phase 2b clinical trial of YB-101 or in additional clinical trials, it would significantly and adversely affect the clinical and commercial potential of YB-101.

Our product candidates will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote these product candidates, or any other product candidates, before we receive regulatory approval from the FDA and comparable foreign regulatory authorities, and we may never receive such regulatory approvals.

The success of our product candidates will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights, potential threats from the intellectual property rights of third parties and the manufacturing, marketing, distribution and sales efforts of any current or future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of these product candidates, even if approved. If we are not successful in obtaining regulatory approval and commercializing YB-101 or future product candidates, or are significantly delayed in doing so, our business will be materially harmed.

If we do not achieve our projected development objectives in the timeframes we announce and expect, the commercialization of our product candidates may be delayed, which may harm our reputation and prospects, increase our expenses and cause our stock price to decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, such as the timing for receipt of clinical data from our clinical trials of YB-101 and the timing for the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our prospects and reputation may be adversely affected and our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

Our projections regarding the market opportunities for our product candidates may not be accurate, and the actual market for our products may be smaller than we estimate.

The precise incidence and prevalence for all the conditions we aim to address with our product candidates are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including sales of our competitors, scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect in general or as to their applicability to us. Further, new trials may change the estimated incidence or prevalence of these diseases. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final labeling for each of our product candidates approved for sale for these indications, the ability of our product candidates to improve on the safety, convenience, cost and efficacy of competing therapies or therapies in development, acceptance by the medical community and patients, drug pricing and reimbursement.

We intend to initially seek regulatory approval of YB-101 as treatment for patients with GD and are exploring a clinical development plan for patients with TED. The number of patients in the United States and other major markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, results of operations and prospects. We may also be unable to penetrate the existing GD and TED markets and successfully commercialize our product candidates, even if approved. Further, even if we obtain significant market share for our product candidates, because some of our potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

In addition, the market for GD and TED therapies may fail to continue its growth, or may shrink, which could affect the commercial viability of our product candidates and could negatively impact revenues from any approved products. For example, sales of TEPEZZA® may fall, and this could cause our business to be negatively impacted.

Clinical development involves a lengthy and expensive process that is subject to delays and with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If our clinical trials and any future preclinical studies are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure of one or more clinical trials can occur at any time during the preclinical study or clinical trial process. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates.

We cannot be sure that the FDA or comparable foreign regulatory authorities will agree with our clinical development plans. If the FDA or comparable foreign regulatory authorities require us to conduct additional trials or enroll additional patients, our development timelines may be delayed. We cannot be sure that submission of an IND or similar foreign application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval or positive ethics committee opinions at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice (“GCP”) requirements or regulatory guidelines; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements, guidance or clinical trial plans that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to new or larger-scale facilities and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board, if any, for such clinical trial, or by the FDA or comparable foreign regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates, if the results of these trials are not positive or are only moderately positive or if there are safety concerns, our business and results of operations would be adversely affected.

We may find it difficult to enroll and maintain patients in our clinical trials, in part due to the limited number of patients and significant competition for patients who have the diseases for which YB-101 is being developed. If we encounter difficulties enrolling patients in our expected clinical trial of YB-101 or other future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our future clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. In particular, because we are initially focused on developing product candidates for indications for which there is significant competition for recruiting patients, we may encounter challenges for patient enrollment when we commence clinical trials for our product candidates. Further, ATDs are the current treatment option for the treatment of GD, TEPEZZA® is approved for the treatment of TED, and additional products may gain approval in the future, and patients may decide, or physicians may recommend, to use such approved treatments instead of enrolling in clinical trials.

The enrollment of patients in future trials for any of our product candidates will depend on many factors, including:

•size and nature of the patient population;
•severity of the disease under investigation;
•availability and efficacy of approved drugs for the disease under investigation;
•patient eligibility and exclusion criteria for the trial in question;
•patients’ and clinicians’ perceived risks and benefits of the product candidate under study;
•if patients choose to enroll in clinical trials, rather than using approved products, or if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients instead enroll in such clinical trials;
•efforts to facilitate timely enrollment in clinical trials;
•patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment;
•proximity and availability of clinical trial sites for prospective patients; and
•continued enrollment of prospective patients by clinical trial sites.

Additionally, the number of patients required for clinical trials of our product candidates may be larger than we anticipate. Even if we are able to enroll a sufficient number of patients for our future clinical trials, we may have difficulty maintaining patients in our clinical trials. Our inability to enroll or maintain a sufficient number of patients would result in significant delays in completing clinical trials or receipt of regulatory approvals and increased development costs or may require us to abandon one or more clinical trials altogether, which could cause our value to decline, limit our ability to obtain additional financing and otherwise harm our prospects.

Preliminary, “topline” or interim data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures.

From time to time, we may publicly disclose preliminary or topline data from our future preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data. The results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of these data without the opportunity to fully and carefully evaluate complete data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated or subsequently made subject to audit and verification procedures.

Any preliminary or topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our future preclinical studies and clinical trials. Interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments. Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular product candidate, the approvability or commercialization of the particular product candidate and of us as a company. In addition, the information we choose to publicly disclose regarding a particular preclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. As a result, you or others may have reached different conclusions based on such extensive information in comparison to our publicly disclosed conclusion regarding a particular preclinical study or clinical trial. If the preliminary, topline or interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Our future clinical trials or those of our current or future collaborators may reveal significant adverse events or undesirable side effects not observed in previously conducted preclinical studies or clinical trials and may result in a safety profile that could halt clinical development, inhibit regulatory approval or limit commercial potential or market acceptance of any of our product candidates.

Results of our clinical trials could reveal a high or unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. We have not yet completed any clinical trials in humans. If significant adverse events or other side effects are observed in any of our future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. For example, although YB-101 is not expected to be associated with the hepatotoxicity or agranulocytosis risks known to occur with ATDs based on GenSci’s preclinical studies, it is possible that patients in our future clinical trials could exhibit the same or similar adverse events. In another example, hearing impairment observed in TEPEZZA®, or other negative side effects of other products in development for the treatment of TED, may negatively affect clinical trials for our product candidates, delay regulatory approval or result in a restricted drug label, if approved. We, the FDA or other applicable regulatory authorities, or an IRB or ethics committee, may suspend any clinical trials of any product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in preclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Treatment-emergent adverse events could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our product candidates may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.

In addition, even if we successfully advance our product candidates or any future product candidate through clinical trials, such trials will only include a limited number of patients and limited duration of exposure to our product candidates. As a result, we cannot be assured that adverse effects of our product candidates will not be uncovered when a significantly larger number of patients are exposed to the product candidate after approval. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of using our product candidates over a multi-year period.

If any of the foregoing events occur or if one or more of our product candidates prove to be unsafe, our entire pipeline could be affected, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are focusing our research and development efforts on our lead product candidate, YB-101. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. In addition, we may select product candidates amongst a variety of potential product candidates, and the product candidates we select may fail to be viable commercial products or the product candidates we do not select may have a greater likelihood of success.

Even if YB-101 or any future product candidates are approved, such products may not achieve adequate market acceptance among clinicians, patients, healthcare third-party payors and others in the medical community necessary for commercial success and we may not generate any future revenue from the sale or licensing of such products.

Even if regulatory approval is obtained for YB-101 or one of our future product candidates, we may not gain market acceptance among physicians, healthcare professionals, patients, healthcare payors or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. Market acceptance will depend on many factors, including factors that are not within our control. There are product candidates in the later stages of development for the treatment of GD, including Vyvgart®, IMVT-1402 and BHV-1300. TEPEZZA® was recently approved for TED, and there are multiple product candidates in later stages of development, for the treatment of TED, including Veligrotug, VRDN-003, Batoclimab and pacibekitug. However, YB-101 is designed to block the pathogenic activity of thyroid-stimulating autoantibodies that drive disease progression in GD and TED; to date, no such therapy that inhibits the biological pathway responsible for both hyperthyroidism and orbitopathy while avoiding systemic immunosuppression has been approved by the FDA for the treatment of both GD and TED, though several such agents are in advanced clinical development and close to approval. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that incorporates TSHR targeting antibodies for our targeted indication, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. Market acceptance of our product candidates may be negatively impacted by potential poor performance of our competitors, including the occurrence of serious adverse events in such competitors’ clinical trials or failure by such competitors to obtain and maintain regulatory approval for their product candidates. Additionally, although we believe that the improved dosing and convenience we expect our product candidates to provide will improve market acceptance of such product candidates and that our candidates will have a competitive efficacy profile, our predictions may not be accurate and other competitive products may instead gain and hold the applicable market. Sales of medical products also depend on the willingness of clinicians to prescribe the treatment. We cannot predict whether clinicians, clinicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective, cost effective or less burdensome as compared with competing treatments. If any current or future product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.

We plan to conduct clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We plan to conduct our Phase 2a/2b clinical trial of YB-101 for the treatment of GD in the United States and other territories outside of China, and we may choose to conduct one or more of our future clinical trials outside the United States in whole or in part. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on their determination that the trials also complied with all applicable U.S. laws and regulations. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the relevant jurisdiction, as applicable. If the FDA or any comparable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates or delay or prevent regulatory approval for commercialization in the applicable jurisdiction. Even if the FDA or any comparable foreign regulatory authority accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or the relevant jurisdiction, as applicable, or to continue such trials once initiated.

Further, conducting international clinical trials presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs that could restrict or limit our ability to conduct our clinical trials, the administrative burdens of conducting clinical trials under multiple sets of foreign regulations, foreign exchange fluctuations, diminished protection of intellectual property in some countries, as well as political and economic risks relevant to foreign countries.

Risks Related to Our Reliance on Third Parties

We rely on collaborations and licensing arrangements with third parties, including GenSci. If we are unable to maintain these collaborations or licensing arrangements, or if these collaborations or licensing arrangements are not successful, our business could be negatively impacted.

We rely on our collaboration with a third party, GenSci, for the rights necessary to develop and commercialize YB-101 outside of China. In the future, we could also rely on additional licensing arrangements with third parties. For example, we have entered into the GenSci License Agreement. However, GenSci could terminate the GenSci License Agreement under certain circumstances, including our failure to make any payments owed to GenSci under the agreement or any uncured material breach of the agreement by us, in which event we may lose our intellectual property rights and may not be able to develop or commercialize YB-101.

Collaborations or licensing arrangements that we enter into may not be successful, and any success will depend heavily on the efforts and activities of such collaborators or licensors. If any of our collaborators or licensors experiences delays in performance of, or fails to perform, their obligations under their agreement with us, or disagrees with our interpretation of the terms of such agreement or terminates their agreement with us, our pipeline and product candidates and development timeline could be adversely affected. If we fail to comply with any of the obligations under our collaborations or license agreements, including payment terms and diligence terms, our collaborators or licensors may have the right to terminate such agreements, in which event we may lose our intellectual property rights and may not be able to develop, manufacture, market or sell the products covered by the agreements or may face other penalties under the agreements. Our collaborators and licensors may also fail to properly maintain or defend the intellectual property we have licensed from them, if required by our agreement with them, leading to the potential invalidation of our intellectual property, or they may even infringe upon our intellectual property rights, any of which could subject us to litigation or arbitration, which would be time-consuming and expensive and could harm our ability to commercialize our product candidates. In addition, collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

As part of our strategy, we plan to evaluate additional opportunities to enhance our capabilities and expand our development pipeline or add development or commercialization capabilities. We may not successfully realize the benefits of such collaborations, alliances or licensing arrangements. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

We may face significant competition in attracting appropriate collaborators, and more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies may be unwilling to assign or license rights to us, whether they perceive us to be a competitor or for other reasons. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Collaborations are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical and biotechnology companies has reduced the number of potential future collaborators. We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market.

Risks associated with the in-licensing or acquisition of product candidates could cause substantial delays in the preclinical and clinical development of our product candidates.

We have relied and continue to rely on GenSci, and expect to rely on our future licensing partners, to (i) conduct research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, (ii) accurately report the results of all preclinical and clinical trials conducted prior to our licensing or acquisition of the relevant product candidates and (iii) correctly collect and interpret the data from these trials. If the research and development processes or the results of the product candidates development prior to our licensing or acquisition of our product candidates prove to be unreliable, this could result in increased costs and delays in the development of our product candidates, which could adversely affect any future revenue from such product candidates, if approved.

We may also acquire or in-license additional product candidates for preclinical or clinical development in the future as we continue to build our pipeline. The risks associated with acquiring or in-licensing product candidates could result in delays in the commencement or completion of our preclinical studies and clinical trials, if they are ever commenced or completed, and our ability to generate revenues from our product candidates may be delayed. Please see the section titled “Risk Factors—Risks Related to Our Intellectual Property—If we are unable to obtain or maintain necessary rights to YB-101 or our future product candidates through acquisitions and in-licenses, our business may be materially harmed” below for additional information regarding such risks.

We currently rely, and plan to continue to rely, on third parties to conduct and support our future preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We plan to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract testing labs and strategic partners, to conduct and support our anticipated clinical trials and future preclinical studies. We will rely heavily on these third parties over the course of our future preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we relied entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP. In addition, our clinical trials must be conducted with products manufactured in accordance with cGMP. Our failure to comply with these requirements may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws, and foreign equivalents.

Any third parties conducting our clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether they will devote sufficient time and resources to our future product candidates. These third parties may encounter challenges hiring and retaining sufficiently qualified personnel or they may be involved in mergers, acquisitions or similar transactions and may have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could negatively affect their performance on our behalf and the timing thereof and could lead to products that compete directly or indirectly with our current or future product candidates. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. In addition, we rely on GenSci and expect to continue to rely on foreign CROs and CMOs for formulation and manufacturing of our Phase 2a/2b clinical trial materials, and will likely continue to rely on foreign CROs and CMOs in the future.

The biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. In addition, the United States government has imposed significant tariffs on imports from China and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or other countries or impose other restrictions on companies’ ability to work with Chinese or other foreign counterparties. Evolving changes in China’s public health, economic, political, and social conditions and uncertainty around China’s relationship with other governments, such as the United States and the UK, could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development of YB-101 or our future product candidates. Furthermore, if one or more of our collaborators or vendors in China is named a biotechnology company of concern under the BIOSECURE Act, which was enacted into law on December 18, 2025, our operations and financial condition may be negatively impacted as a result of any delays or increased costs arising from the trade restrictions and other foreign regulatory requirements affecting such collaborators. In addition, while we have established relationships with CROs and CMOs outside of China, moving to those suppliers in the event of a geopolitical instability affecting our collaborators in China could introduce delays into the development of YB-101 or our future product candidates.

We rely on the use of third-party CMOs to manufacture our product candidates, and we expect to continue to rely on third-party CMOs to produce our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing sites or if the third-party manufacturers encounter difficulties in production.

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must rely on CMOs to manufacture our product candidates. We have not yet caused our product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved. We currently solely rely on GenSci to provide biological development and manufacturing services. If there is any disruption in such supply arrangement, including any adverse events affecting our sole supplier, or if we experience delays or difficulties in transferring, or are unable to successfully transfer, our manufacturing processes, it could have a negative effect on the clinical development of our product candidates and other operations while we work to identify and qualify an alternate supply source. We have limited control over the manufacturing process of, and may be dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or another applicable regulatory authority does not approve these facilities for the manufacturing of our product candidates or withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and delays, and materially and adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. We, our future contract manufacturers or any current or future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, competent authorities of member states of the European Union (“EU Member States”) or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or products, if approved, and harm our business and results of operations.

Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, intellectual property disputes or as a result of labor disputes or unstable political environments. If any CMOs on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a commercially reasonable cost, our business, financial condition and prospects could be materially and adversely affected. In addition, our CMOs are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention or refusal to permit the import or export of products. Our business could be materially and adversely affected by business disruptions to our third-party providers that could materially and adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our anticipated clinical trials and future preclinical studies or the approval of any of our product candidates by the FDA or comparable foreign regulatory authorities, result in higher costs or adversely impact commercialization of our product candidates.

Risks Related to Our Business and Operations

In order to successfully implement our plans and strategies, we will need to grow the size of our organization and we may experience difficulties in managing this growth.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical drug development, technical operations, clinical operations and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial personnel and systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team working together in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.

We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our managerial, scientific and medical personnel, including our Chief Executive Officer and other key members of our leadership team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key personnel may be difficult and may take an extended period of time. If we do not succeed in attracting and retaining qualified personnel, it could materially and adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates, if approved, in foreign markets for which we may rely on collaboration with third parties. Recent and ongoing changes in the United States trade policy with foreign countries, including the continued uncertainty surrounding U.S. tariffs and potential retaliatory measures by foreign governments, may disrupt the global supply chain for biopharmaceutical products. For example, in early April 2026, the U.S. Administration issued a proclamation under Section 232 of the Trade Expansion Act of 1962 determining that imports of certain pharmaceutical products, including patented pharmaceuticals, associated active pharmaceutical ingredients and related materials could threaten U.S. national security and authorized the imposition of tariffs of up to 100% on covered imports, beginning July 31, 2026 (the “Pharmaceutical Tariffs”). Imports of certain listed products from specific partner countries, including South Korea and the European Union, may be subject to reduced tariff rates. Certain tariff exemptions or zero-rate treatment may be available for products where all approved indications are designated as orphan, subject to applicable determinations, conditions and implementation guidance. There remains substantial uncertainty as to the implementation and potential impacts of such tariffs, the duration of existing tariffs, tariff levels, and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended. For example, the U.S. Supreme Court ruled in February 2026 that certain tariffs imposed by the U.S. federal government under the International Emergency Economic Powers Act exceeded presidential authority and therefore are invalid. However, tariffs imposed under different statutes (including the Pharmaceutical Tariffs, if implemented) were not directly impacted by the decision and therefore remain in place. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets, which could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs. In addition, U.S. legislative and regulatory measures directed at foreign biotechnology providers, including the BIOSECURE Act, could further limit our ability to work with collaborators and vendors located outside the United States, including GenSci, on which we currently rely solely for biological development and manufacturing services, as described further under "Risks Related to Our Reliance on Third Parties" above.

We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable foreign regulatory authority, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, if approved, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and do not receive applicable regulatory approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers and vendors acting for or on our behalf may engage in misconduct or other improper activities. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare laws and regulations, and laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter misconduct by these parties and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.

Our internal information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants, third party service providers, or existing or future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “Process”) proprietary, confidential, and sensitive data, including personal data, intellectual property, trade secrets, and other sensitive data (collectively, “Sensitive Information”).

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, other contractors including sites performing our clinical trials, third party service providers and supply chain companies, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data.

Some actors currently engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

To the extent that any disruption or security breach were to result in loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. Further, our insurance policies may not adequately compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored.

Our hybrid workforce may create additional risks for our information technology systems and data because some of our employees work remotely and utilize network connections, computers, and devices working at home, while in transit and in public locations. In addition, our current office in New Haven may create risks for our information technology systems and data because it is a shared space for which we do not have our own dedicated network. Additionally, business transactions such as acquisitions or integrations could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

We rely on third-party service providers and technologies to operate critical business systems to Process Sensitive Information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that our third-party partners’ supply chains have not been compromised.

If we, or a third party upon whom we rely, experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions such as investigations, fines, penalties, audits, and inspections; additional reporting requirements and/or oversight; restrictions on Processing Sensitive Information; litigation, including class claims; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations, including availability of our data; financial loss and other similar harms. Security incidents and attendant consequences may cause stakeholders, including investors and potential customers to stop supporting our product candidates, deter new customers from products and negatively impact our ability to grow and operate our business.

Our contracts with third-party service providers may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

We are subject to stringent and changing laws, regulations and standards, and contractual obligations relating to privacy, data protection and data security. The actual or perceived failure to comply with such obligations could lead to government enforcement actions, which could include civil or criminal penalties, fines and sanctions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

We, and the third parties we work with, are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. In addition, we are and may become subject to the terms of contractual obligations related to privacy, data protection and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability and otherwise cause a material adverse effect on our business, financial condition and results of operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations may involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

The rules governing U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to tax laws, which changes may have retroactive application, could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted.

For example, the United States enacted the Inflation Reduction Act of 2022, which implemented, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act (the “TCJA”) eliminated the previously available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside the United States. On July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which includes a provision restoring the immediate deductibility of domestic research and development expenditures. The impact of this newly enacted law on our tax position will depend on how the provision is implemented and interpreted by the IRS and other regulatory authorities. In addition, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. Such changes, among others, may adversely affect our effective tax rate, results of operation and financial condition.

We may acquire businesses, product candidates or products, or form strategic alliances in the future, and may not realize the benefits of such acquisitions.

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new product candidates or products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits of enhancing our business. There is no assurance that, following any such acquisition, we will achieve the synergies expected in order to justify the transaction, which could result in a material adverse effect on our business and prospects.

We maintain our cash at financial institutions, often in balances that exceed federally-insured limits. The failure of financial institutions could adversely affect our ability to pay our operational expenses or make other payments.

Our cash held in non-interest-bearing and interest-bearing accounts exceeds the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank in March 2023. The Federal Reserve subsequently announced that account holders would be made whole. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

Risks Related to Our Intellectual Property

Our intellectual property portfolio is at an early stage. We do not currently own any issued patents or pending non-provisional patent applications and we in-license intellectual property rights to YB-101 from GenSci. Therefore, our ability to obtain and protect our patent rights, and protect other proprietary rights, is uncertain, exposing us to the possible loss of competitive advantage.

We rely and will continue to rely upon a combination of patents, trademarks, trade secret protection, copyrights and confidentiality agreements and the GenSci License Agreement to protect the intellectual property related to YB-101 and technologies and to prevent third parties from competing unfairly with us. Our success depends in large part on our ability to obtain and maintain patent protection for our product candidates and their uses, as well as our ability to operate without infringing on or violating the proprietary rights of others. If we are unable to obtain patent protection with respect to YB-101, or any future product candidates, our business, financial condition, results of operations and prospects could be materially harmed.

We do not currently own or in-license any issued patents, but have filed one U.S. provisional patent application related to methods of treating GD with YB-101. We intend to file one or more non-provisional patent applications claiming priority to this provisional patent application. However, we cannot provide assurances that such non-provisional patent application(s) will be filed, nor whether such non-provisional patent application(s), if filed, will issue, the breadth of any resulting issued patent(s), or whether any issued patent(s) will be found to be invalid, unenforceable, or will be challenged by third parties.

We license patent rights to three patent families from GenSci under the GenSci License Agreement. The three patent families include only pending patent applications, and no issued patents. The licensed patent families are directed to monoclonal antibodies targeting the TSHR, including YB-101, methods of treatment with YB-101 and formulations of YB-101. The licensed monoclonal antibodies patent applications are pending national-stage patent applications currently undergoing patent prosecution. We cannot provide assurances that these pending national-stage patent applications will issue, the breadth of any resulting issued patents or whether any issued patents will be found to be invalid, unenforceable or will be challenged by third parties. Both the licensed method of treatment and formulations patent families are pending Patent Cooperation Treaty (“PCT”) applications. We intend to file one or more national stage patent applications from each PCT application. However, we cannot provide assurances that such national stage patent application(s) will be filed, nor whether such patent application(s), if filed, will issue, the breadth of any resulting issued patent(s) or whether any issued patent(s) will be found to be invalid, unenforceable or will be challenged by third parties.

Our current patent portfolio is limited to owned or licensed pending patent applications. Our owned or currently licensed, or future optioned, in-licensed or owned patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that we may license or own covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the USPTO. If we do not obtain patent coverage for the work we are conducting, or if we obtain such rights but they are invalidated or rendered unenforceable, we may be unable to exclude competitors from pursuing and marketing the same or similar product candidates. Other risks we face if we are not able to obtain and maintain patent coverage for our product candidates are the reduction in valuation of our product candidates, and ultimately of us as a company, by potential investors, and our inability to assert claims for infringement against third parties or counterclaim against such third parties or negotiate more advantageous settlement parameters. Further, if we encounter delays in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market our product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford us any meaningful exclusivity period or competitive advantage.

We may not be able to obtain or protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of at least certain patents, trade secrets or other intellectual property. Filing, prosecuting, maintaining and defending patents on product candidates and other related inventions worldwide would be expensive and our intellectual property rights in some foreign jurisdictions can be less extensive than those in the United States; the reverse may also occur. For example, we in-license from GenSci patent applications in the following foreign jurisdictions: Australia, United Arab Emirates, Canada, European Patent Organization, Japan, Korea, Russia, Qatar and Saudi Arabia. Government actions in certain jurisdictions, including those in which we have licensed patent rights, may allow exploitation of intellectual property without the patent owner’s consent. For example, government decrees may allow third parties to exploit patented inventions without authorization, effectively eliminating patent protection in those territories. These actions could result in abandonment or lapse of future patents in the affected jurisdictions. Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of future patent applications and the maintenance, enforcement or defense of any future issued patents. As such, we may not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we or our licensor files patent applications to obtain such rights. Our competitors may operate in countries where we do not have patent protection and may be able to freely use our technologies and discoveries in such countries, at least to the extent not forbidden by law.

In addition to seeking patents for some of our technology and product candidates, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties, such as through a cybersecurity breach, of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or state actors and those affiliated with or controlled by state actors. In addition, while we undertake reasonable efforts to protect our trade secrets and other confidential information from disclosure, others may independently discover trade secrets and proprietary information, and in such cases, we may not be able to assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Lastly, if our trademarks and trade names are not registered or adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

If we are unable to obtain or maintain necessary rights to YB-101 or our future product candidates through acquisitions and in-licenses, our business may be materially harmed.

Because YB-101 currently does, and our product candidates may also in the future, require the use of proprietary rights held by third parties, the growth of our business will depend in part on our ability to acquire, in-license or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain intellectual property rights we obtain in the future, we may have to abandon development of our product candidates, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

While we have the right to control prosecution, defense, maintenance and enforcement of patents in-licensed under the GenSci License Agreement once the trigger for transfer of prosecution control is met, there may be times when rights for patents and patent applications relating to our product candidates are controlled by our future licensors or collaboration partners. If we, GenSci or any of our future licensors or collaboration partners fail to prosecute, defend, maintain and enforce such patents and patent applications in a manner consistent with our best interests, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even if we have the right to control prosecution of patents and patent applications we have licensed to and from third parties, including under the GenSci License Agreement following the point at which such control is assumed, we may still be adversely affected or prejudiced by actions or inactions of GenSci, additional licensees, or licensors and their counsel prior to the date upon which we assume control over patent prosecution. For example, prior to entering into the GenSci License Agreement, GenSci was responsible for the prosecution, defense, maintenance and enforcement of patents related to YB-101. Subsequent to entering into such license agreement, subject to certain exceptions, we control patent prosecution over YB-101 following the trigger for transfer of prosecution control to us.

Our future licensors may not be the sole and exclusive owners of all rights in the patents we may in-license. If other third parties have rights to our future in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

It is possible that we may be unable to obtain licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our product candidates, manufacturing methods or future products or methods resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

Disputes may arise between us and our future licensors regarding intellectual property subject to a license agreement, including, but not limited to: the scope of rights granted under the license agreement and other interpretation-related issues; whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement; our right to sublicense patents and other rights to third parties; our right to transfer or assign the license; the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners and the priority of invention of patented technology. If we or our future licensors breach the terms of our license agreements, such breach may have a material adverse effect on our business and the commercialization efforts for our product candidates.

We may be subject to intellectual property lawsuits or may need to file lawsuits to protect our intellectual property, which could result in substantial costs and liability and prevent us from commercializing our product candidates.

Because the intellectual property landscape in the biotechnology industry is rapidly evolving and interdisciplinary, it is difficult to conclusively assess our freedom to operate and guarantee that we can operate without infringing on or violating third-party rights. If certain of our product candidates are ultimately granted regulatory approval, patent rights held by third parties could be alleged to render one or more of our product candidates infringing. If a third party successfully brings a claim against us, and our rights are not held invalid or unenforceable, we may be required to pay substantial damages, be forced to abandon any affected product candidate and/or seek a license from the patent holder. In addition, any intellectual property claims (e.g., patent infringement or trade secret misappropriation) brought against us, whether or not successful, may cause us to incur significant legal expenses and divert the attention of our management and key personnel from other business concerns. We cannot be certain that future patents, if filed and issued, owned or licensed by us will not be challenged by others, whether in the course of litigation or in agencies like the USPTO. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise funds.

Competitors may infringe or otherwise violate our future patents, trademarks, copyrights or other intellectual property. To counter infringement or other violations, we may be required to file claims, which can be expensive and time-consuming. Any such claims could provoke these parties to assert counterclaims against us, including claims alleging that we infringed their patents or other intellectual property rights. In addition, in a patent infringement proceeding, a court or administrative body may decide that one or more of our future patents, if obtained and asserted, is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the technology. Similarly, if we assert trademark infringement claims, a court or administrative body may determine that the trademarks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the trademarks in question. In such a case, we could ultimately be forced to cease use of such trademarks. In any intellectual property litigation, even if we are successful, any award of monetary damages or other remedy we receive may not be commercially valuable.

Further, we may be required to protect our future patents, if filed and issued, through procedures created to attack the validity of a patent at the USPTO. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.

In addition, if our product candidates are found to infringe the intellectual property rights of third parties, these third parties may assert infringement claims against our future licensees or third-party servicers and other parties with whom we have business relationships and we may be required to indemnify those parties for any damages they suffer as a result of these claims, which may require us to initiate or defend protracted and costly litigation on behalf of licensees or other parties regardless of the merits of such claims. If any of these claims succeed, we may be forced to pay damages on behalf of those parties or may be required to obtain licenses for the products we use.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings.

Our success will depend in part on our current and future licensors’ ability to obtain, maintain and enforce patent protection for our owned and licensed intellectual property.

Our success will depend in part on our current and future licensors’ (including GenSci’s) ability to obtain, maintain and enforce patent protection for our owned and licensed intellectual property. We may not successfully prosecute our current or future patent applications that cover our product candidates. Even if patents are issued that are owned by us, we may fail to maintain these patents, or may determine not to pursue litigation against other companies that are infringing these patents. After entry into the GenSci License Agreement, and once the trigger for transfer of prosecution control is met, we control the prosecution, maintenance, enforcement and defense of licensed patent rights regarding YB-101. Prior to entering into the GenSci License Agreement, GenSci held such rights. We, GenSci and our future licensors may not successfully prosecute the licensed patent applications that cover our product candidates. Even if patents are issued in respect of these patent applications, we and our future licensors (including GenSci) may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents or may pursue such litigation less aggressively than we would. Without protection for any owned or in-licensed intellectual property, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

As is common in the biotechnology industry, in addition to our employees, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other biotechnology or pharmaceutical companies including our competitors or potential competitors. We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may become subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor.

While we may litigate to defend against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management and other employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of patent laws in the United States, including patent reform legislation such as the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), could increase the uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications and the maintenance, enforcement or defense of our owned and in-licensed patent applications, if issued. The Leahy- Smith Act included a number of significant changes to United States patent law such as provisions that affected the way patent applications are prosecuted, redefined prior art, provided more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enabled third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application would be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation increased the uncertainties and costs surrounding the prosecution of our owned and licensed patent applications and the enforcement or defense of any resulting issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, there have been proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to enforce our proprietary technology.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. U.S. Supreme Court and U.S. Court of Appeals for the Federal Circuit rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations, including in the antibody arts. For example, the United States Supreme Court in Amgen, Inc. v. Sanofi held that Amgen’s patent claims to a class of antibodies functionally defined by their ability to bind a particular antigen were invalid for lack of enablement where the patent specification provided 26 exemplary antibodies, but the claimed class of antibodies covered a “vast number” of additional antibodies not disclosed in the specification. The Court stated that if patent claims are directed to an entire class of compositions of matter, then the patent specification must enable a person skilled in the art to make and use the entire class of compositions. This decision makes it unlikely that we will be granted U.S. patents with composition of matter claims as broad as Amgen’s directed to antibodies functionally defined by their ability to bind a particular antigen. Even if we are granted claims directed to functionally defined antibodies, it is possible that a third party may challenge our patents, when issued, relying on the reasoning in Amgen or other precedential court decisions. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future.

In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays and/or changes. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. Geopolitical instability in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of patent applications and the maintenance, enforcement or defense of issued patents. In addition, the Unified Patent Court (“UPC”) entered into force on June 1, 2023. The UPC is a common patent court that hears patent infringement and revocation proceedings effective for EU Member States. This could enable third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated.

Although we do not currently own any European patents or applications, if we obtain or license such patents and applications in the future, any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time and may adversely affect our ability to enforce or defend the validity of any European patents we may obtain. We may decide to opt out from the UPC any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain any future owned or licensed patents, if issued, or fail to maintain any current or future owned or licensed pending patent applications, covering our product candidates, our competitive position would be adversely affected.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent, the patent’s prosecution history and in some cases certain extrinsic evidence of the meaning of terms in a claim. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. For example, we may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our current or future, owned or licensed patent applications or patents, if issued, or that we are the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our current or future, owned or licensed patent applications or patents, if issued, which could require us to obtain rights to issued patents covering such technologies.

We may become subject to claims challenging the inventorship or ownership of our patents, if issued, and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our current pending patent application, or future patents, if filed and issued, or other intellectual property as an inventor or co- inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being invalid or unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property.

If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Our current or future licensors may rely on third-party consultants or collaborators or on funds from third parties, such as the U.S. government, such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our owned or in-licensed pending patent applications or future patents, if filed and issued, they may be able to license such patent applications or patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Patent terms may be inadequate to protect our competitive position of our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from our earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Our technology licensed from various third parties may be subject to retained rights.

Our future licensors may retain certain rights under the relevant agreements with us, including the right to use or license the licensed technology outside of the scope of our license, use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse. In addition, while there are certain restrictions on GenSci’s ability to develop products that could be competitive with ours as more fully described in the section titled,“Yarrow’s Business—Yarrow’s License Agreement—GenSci License Agreement” included in our definitive proxy statement/prospectus filed on Form S-4 most recently amended on June 3, 2026, and, declared effective on June 15, 2026, these restrictions may not prevent the possible future license or development by GenSci of certain technology that could lead to product candidates competitive with ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Risks Related to Government Regulation

The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including YB-101, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective, may prove to have undesirable or unintended side effects, toxicities or other characteristics, or may fail to improve on the applicable standard of care, any of which may preclude us from obtaining regulatory approval. The FDA and comparable foreign regulatory authorities have discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for our proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates; we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh our safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of a biologics license application (“BLA”) or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of our product candidates; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or applicable foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in us failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, including failing to approve the most commercially promising indications; may grant approval contingent on the performance of costly post- marketing clinical trials; or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidate, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects. In addition, the FDA and foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the Department of Government Efficiency, which may impact our clinical development plans or prevent or delay approval of our product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance. Since the start of President Trump’s administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. It is difficult to predict how executive actions that may be taken under the current administration may affect the FDA’s ability to exercise its regulatory authority. If any actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted. Additionally, the federal government could adopt legislation, regulations or policies that adversely affect our business or create a more challenging and costly environment to pursue the development, approval and commercialization of our product candidates.

We may not be able to meet requirements for the chemistry, manufacturing and control of our product candidates.

In order to receive approval of our products by the FDA and comparable foreign regulatory authorities, we must show that we and our contract manufacturing partners are able to characterize, control and manufacture our drug products safely and in accordance with regulatory requirements. This includes manufacturing the active ingredient, developing an acceptable formulation, manufacturing the drug product, performing tests to adequately characterize the formulated product, documenting a repeatable manufacturing process and demonstrating that our drug products meet stability requirements. Meeting these chemistry, manufacturing and control requirements is a complex task that requires specialized expertise. If we are not able to meet the chemistry, manufacturing and control requirements, we may not be successful in getting our products approved.

Our product candidates for which we intend to seek approval as biologics may face competition from biosimilars sooner than anticipated.

The Affordable Care Act includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

We believe that any of our product candidates approved as biologics under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference products in a way that is similar to traditional generic substitution for non- biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Even if we receive regulatory approval of our product candidates, we will be subject to extensive ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy (“REMS”) in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Comparable foreign regulatory authorities may impose similar requirements. In addition, if the FDA or comparable foreign regulatory authorities approve our product candidates, our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs. If we or a regulatory authority discovers previously unknown problems with a product candidate, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product candidate is manufactured, a regulatory authority may impose restrictions on that product candidate, the manufacturing facility or us, including requiring recall or withdrawal of the product candidate from the market or suspension of manufacturing, delays or restrictions on our ability to conduct clinical trials or delays or refusal to grant a marketing authorization, including full or partial clinical holds on ongoing or planned trials, restrictions on the manufacturing process, warning or untitled letters, civil and criminal penalties, injunctions, product seizures, detentions or import bans, suspension, withdrawal or variation of any marketing authorization that has been granted, voluntary or mandatory publicity requirements and imposition of restrictions on operations, including costly new manufacturing requirements. Similar penalties may apply in case of failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors, to comply with FDA and EU laws and the related national laws of individual EU Member States and other applicable regulatory authorities governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of a marketing authorization, statutory health insurance, bribery and anti-corruption or other applicable regulatory requirements, including administrative, civil or criminal penalties. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

Disruptions at the FDA, the SEC and other government agencies and regulatory authorities caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review regulatory filings and our ability to commence human clinical trials can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for the review and approval of applications for clinical trial or marketing authorization, which would adversely affect our business. For example, in recent years, including in 2018, 2019 and 2025, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Additionally, action by the Trump administration to limit federal agency budgets or personnel may result in reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We may face difficulties from healthcare and regulatory legislative reform measures.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the Trump administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain profitability.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Even if we are able to commercialize any product candidates, due to unfavorable pricing regulations and/or third-party coverage and reimbursement policies, we may not be able to offer such product candidates at competitive prices, which would seriously harm our business.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in part on the extent to which reimbursement for these product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Governmental regulation of the import or export of our drug candidates, or our failure to obtain any required import or export authorization for our candidates, when applicable, could harm international operations. Furthermore, export control laws and economic sanctions prohibit the provision of certain items, technology, and services to countries, governments, and persons targeted by sanctions programs. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to or from recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

In some countries, particularly EU Member States, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a therapeutic. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high- priced EU Member States, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected.

While we have received Fast Track designation for YB-101 for the treatment of GD, such a designation may not lead to a faster development or regulatory review or approval process.

The FDA may designate a product candidate for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition (“Fast Track”). For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. We submitted an application for Fast Track designation for YB-101 in GD to the FDA in March 2026 and received notice of Fast Track designation from the FDA on May 20, 2026.

The designation of a product for Fast Track review is within the discretion of the FDA. The receipt of Fast Track designation for a product candidate does not guarantee that there will be faster development or a faster or more streamlined regulatory review or approval process compared to products considered for approval under conventional FDA procedures. The receipt of Fast Track designation does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product candidates no longer meet the conditions to qualify for the Fast Track designation, and we may not receive the benefits of the program for the relevant product candidate, or decide that the time period for FDA review or approval will not be shortened. Additionally, changes in the leadership of the FDA and other actions taken, including mass layoffs within the federal government, may impose constraints on the FDA’s ability to engage in activities in the normal course and may result in reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to take advantage of the benefits of the Fast Track designation granted to YB-101, and progress the development of our product candidates or obtain regulatory approval for our product candidates may be delayed.

If we seek and are unable to obtain accelerated approval, the amount, size and duration of our clinical trials could be greater than planned, which could increase the expense, reduce the likelihood and/or delay the timing of obtaining necessary regulatory approvals. Even if we receive accelerated approval, if confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-approval requirements, such authorities may withdraw accelerated approval.

We may seek accelerated approval, or other expedited development, review or approval status, for our product candidates. Even if granted, there is no guarantee that receiving an expedited development, review or approval status from the FDA will lead to a faster development or regulatory review or approval process, and such status does not increase the likelihood that our product candidates will ultimately receive marketing approval. The FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. If we choose to pursue accelerated approval, there can be no assurance that the FDA will agree that our proposed primary endpoint is an appropriate surrogate endpoint. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. The FDA also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. Accelerated approval may be contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s predicted effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. Even if we receive accelerated approval from the FDA, we will be subject to rigorous post-approval requirements, including submission to the FDA of all promotional materials prior to their dissemination. The FDA could withdraw accelerated approval for multiple reasons, including our failure to conduct any required post-approval study with due diligence or the inability of such study to confirm the drug’s predicted clinical benefit relative to its risks. A failure to obtain accelerated approval or any other form of expedited review or approval for a product candidate could result in a longer time period prior to commercializing such product candidate, increase the cost of development of such product candidate, and harm our competitive position in the marketplace. Comparable considerations apply outside of the United States.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
During the three months ended June 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
2.1†	Agreement and Plan of Merger and Reorganization, dated as of December 17, 2025, by and among VYNE Therapeutics Inc., Yarrow Bioscience, Inc., and Yellow Merger Sub Corp.	8-K	12/17/2025	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of January 30, 2026, by and among VYNE Therapeutics Inc., Yarrow Bioscience, Inc., and Yellow Merger Sub Corp.	8-K	1/30/2026	10.1

3.1(a)	Amended and Restated Certificate of Incorporation of Yarrow Bioscience, Inc	8-K	7/28/2026	3.1(a)

3.1(b)	Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock.	10-Q	11/14/2022	3.1(b)

3.1(c)	Certificate of Elimination	8-K	1/17/2023	3.1

3.1(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	2/10/2023	3.1

3.2	Amended and Restated Bylaws of Yarrow Bioscience, Inc.	8-K	7/28/2026	3.5

4.1	Form of Pre-Funded Warrant	8-K	7/28/2026	4.1

10.1	Employment Agreement between Tyler Zeronda and Yarrow Bioscience, Inc.	10-Q	5/15/2026	10.1

10.2	Yarrow Bioscience, Inc. 2026 Stock Incentive Plan.	8-K	7/28/2026	10.5

10.3	Yarrow Bioscience, Inc. 2026 Employee Stock Purchase Plan.	8-K	7/28/2026	10.6

10.4	Exclusive License Agreement, dated as of December 15, 2025, by and among Shanghai Scizeng Medical Technology Co., Ltd., Yarrow Bioscience, Inc, and the other parties thereto.	S-4	3/31/2026	10.6

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.	X

104	The cover page of Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included within Exhibit 101 attachments).	X
_______________________________________________________
† Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

*    The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Yarrow Bioscience, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 13, 2026

Yarrow Bioscience, Inc.

By:	/s/ Rebecca Frey
Rebecca Frey, Pharm.D. Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Tyler Zeronda
Tyler Zeronda Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)