Form 10-Q
period 2026-09-30
Yarrow Bioscience, Inc.
filed 2026-11-13
CIK 1566044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
Yes  ☐ No  ☒
As of November 3, 2026, there were 15,234,944 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•the success, cost and timing of our planned filing of investigational new drug applications or their equivalents, planned product development activities, and initiation of clinical trials of our current product candidates, including YB-101, and any future product candidates;
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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the reasons described elsewhere in this Quarterly Report on Form 10-Q and those set forth in the section captioned "Risk Factors" in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the Securities and Exchange Commission on August 13, 2026. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.

YARROW BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$268,860	$99,994
Restricted cash	105	—
Prepaid expenses and other current assets	4,992	6
Total current assets	273,957	100,000
Non-current assets:
Property and equipment, net	72	—
Other assets	—	407
Total non-current assets	72	407
Total assets	$274,029	$100,407

Liabilities and stockholders’ equity/(deficit)
Current liabilities:
Accounts payable (related party of $610 at December 31, 2025)	$2,133	$1,534
Accrued expenses	4,378	70,013
Total current liabilities	6,511	71,547
Total liabilities	6,511	71,547

Commitments and contingencies

Mezzanine equity
Convertible preferred stock: $0.0001 par value; 20,000,000 shares authorized and no shares issued and outstanding at September 30, 2026, and 14,516,188 shares authorized, issued and outstanding at December 31, 2025; liquidation value of $100,000	—	99,850

Stockholders' equity/(deficit):
Common stock: $0.0001 par value; 300,000,000 shares authorized and 11,473,285 shares issued and outstanding at September 30, 2026 and 29,672,628 shares authorized and 3,047,675 shares issued and outstanding at December 31, 2025	1	—
Additional paid-in capital	357,492	4
Accumulated deficit	(89,975)	(70,994)
Total stockholders' equity/(deficit)	267,518	(70,990)
Total liabilities, convertible preferred stock and stockholders’ equity/(deficit)	$274,029	$100,407
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YARROW BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Operating expenses:
Research and development	$5,277	$11,461
General and administrative	5,466	8,839
Total operating expenses	10,743	20,300
Operating loss	(10,743)	(20,300)
Other income/(expenses):
Interest income	925	1,225
Other income, net	94	94
Total other income, net	1,019	1,319
Net loss	$(9,724)	$(18,981)

Loss per share - basic and diluted	$(0.43)	$(1.97)

Weighted average shares outstanding - basic and diluted	22,593	9,635
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YARROW BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(Unaudited)

	Mezzanine equity		Stockholders' equity/(deficit)
	Series A Convertible Preferred Stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Amount
Balance at January 1, 2026	14,516,188	$99,850	3,047,675	$—	$4	$(70,994)	$(70,990)
Stock-based compensation	—	—	—	—	308	—	308
Net loss	—	—	—	—	—	(2,745)	(2,745)
Balance at March 31, 2026	14,516,188	99,850	3,047,675	—	312	(73,739)	(73,427)
Stock-based compensation	—	—	—	—	505	—	505
Net loss	—	—	—	—	—	(6,512)	(6,512)
Balance at June 30, 2026	14,516,188	99,850	3,047,675	—	817	(80,251)	(79,434)
Conversion of common stock into pre-funded warrants upon close of the reverse recapitalization	—	—	(2,915,531)	—	—	—	—
Conversion of Series A convertible preferred stock into common stock and pre-funded warrants upon the closing of the reverse recapitalization	(14,516,188)	(99,850)	1,175,836	—	99,850	—	99,850
Issuance of common stock and pre-funded warrants in the Yarrow Pre-Closing Financing	—	—	822,751	—	99,955	—	99,955
Issuance costs of Pre-Closing financing and reverse recapitalization	—	—	—	—	(2,899)	—	(2,899)
Issuance of common stock to former stockholders of VYNE in connection with the closing of the reverse recapitalization	—	—	672,305	—	(2,589)	—	(2,589)
Return of investor shares in exchange for pre-funded warrants	—	—	(133,290)	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	2,168,924	—	—	—	—
Issuance of common stock under the September 2026 Offering, net of transaction costs	—	—	6,634,615	1	161,653	—	161,654
Stock-based compensation	—	—	—	—	705	—	705
Net loss	—	—	—	—	—	(9,724)	(9,724)
Balance at September 30, 2026	—	$—	11,473,285	$1	$357,492	$(89,975)	$267,518
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YARROW BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

Nine Months Ended September 30, 2026
Cash flows from operating activities:
Net loss	$(18,981)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	4
Stock-based compensation	1,518
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,656)
Other assets	(2,492)
Accounts payable	82
Accrued expenses	(71,505)
Net cash used in operating activities	(96,030)
Cash flows from financing activities:
Proceeds from Yarrow Pre-Closing Financing	99,955
Cash acquired in connection with reverse recapitalization	2,899
Proceeds from September 2026 Offering, net of issuance costs	162,147
Net cash provided by financing activities	265,001
Increase in cash and cash equivalents and restricted cash	168,971
Cash and cash equivalents and restricted cash at beginning of the period	99,994
Cash and cash equivalents and restricted cash at end of the period	$268,965

Cash and cash equivalents	$268,860
Restricted cash	105
Total cash, cash equivalents and restricted cash	$268,965

Supplementary information on investing and financing activities not involving cash flows:
Deferred offering costs reclassified from other assets to equity	$2,899
Prepaid expenses and other current assets and property acquired in connection with reverse recapitalization	406
Accounts payable and accrued expenses assumed in connection with the reverse recapitalization	5,894
Non-cash exchange of Series A convertible preferred stock for common stock and pre-funded warrants	99,850
September offering costs in accounts payable and accrued expenses	$493
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YARROW BIOSCIENCE, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Nature of operations

Yarrow Bioscience, Inc. (“Yarrow” or the “Company") is a clinical-stage biotechnology company focused on developing transformative therapies for autoimmune thyroid diseases. Yarrow’s lead product candidate, YB-101 (also known as GenSci098), is a humanized, monoclonal antibody targeting the thyroid-stimulating hormone receptor (“TSHR”), which the Company plans to develop for the treatment of Graves’ disease (“GD”) and thyroid eye disease (“TED”). Both GD and TED are serious and poorly treated autoimmune diseases in which autoantibodies against TSHR attack and overstimulate the receptor, leading to a wide spectrum of thyroidal and extra-thyroidal clinical sequelae.

YB-101 was designed to selectively bind to TSHR and block autoantibody-induced receptor activation, thereby directly inhibiting the pathogenic activity of thyroid-stimulating autoantibodies that drive disease progression in GD and TED as well as the biological pathway responsible for hyperthyroidism and orbitopathy. Yarrow believes that this novel and targeted approach represents a potential breakthrough for patients with GD and TED and has the potential to address an important unmet need for therapies with differentiated risk-benefit profiles.

In December 2025, Yarrow in-licensed from Changchun Genescience Pharmaceutical Company, Ltd. (“GenSci”) the exclusive rights to develop YB-101 for the treatment of GD and TED outside Greater China. Yarrow’s development strategy is to advance YB-101 in GD and explore a clinical development plan for TED with the goal of becoming the first company to commercialize an anti-TSHR antibody in the United States and other territories outside Greater China. YB-101 is currently being evaluated by GenSci in an ongoing Phase 1 single ascending dose (“SAD”) and multiple ascending dose (“MAD”) trial in patients with TED in China. Data from the MAD portion of the trial are expected in the second half of 2027. Yarrow submitted the GenSci SAD clinical data to the U.S. Food and Drug Administration (“FDA”) as part of a new investigational new drug application to support the initiation of a GD trial by Yarrow in the United States, which was cleared by the FDA in March 2026. Yarrow also submitted an application for Fast Track designation for YB-101 in GD to the FDA in March 2026 and received notice of Fast Track designation from the FDA on May 20, 2026. In addition, third-party clinical data from two SAD trials of another anti-TSHR antibody, K1-70, further support the therapeutic potential of targeting TSHR in patients with GD and TED. In June 2026, Yarrow initiated a combined Phase 2a/Phase 2b trial of YB-101 in patients with GD, with or without concurrent TED. Data from the Phase 2a portion of the trial are expected in the second half of 2027.
Reverse recapitalization and pre-closing financing

On July 27, 2026 (the “Closing Date”), Yarrow Bioscience, Inc., a private Delaware corporation (“Pre-Merger Yarrow”), consummated the previously announced transaction (the “Closing”) pursuant to an Agreement and Plan of Merger and Reorganization with VYNE Therapeutics Inc., a Delaware corporation (“VYNE”), which was amended on January 30, 2026 (as amended, the “Merger Agreement”), pursuant to which, among other matters, Yellow Merger Sub Corp., a direct, wholly owned subsidiary of VYNE, merged with and into Pre-Merger Yarrow, with Pre-Merger Yarrow surviving as a wholly owned subsidiary of VYNE and the surviving corporation of the merger (the “Merger”). In connection with the completion of the Merger, Pre-Merger Yarrow changed its name to “Yarrow Bioscience Operating Company Corp.,” VYNE changed its name to “Yarrow Bioscience, Inc.” and the business of Pre-Merger Yarrow became the primary business of the Combined Company. VYNE following the Merger is referred to herein as the “Combined Company.”

Concurrently with the execution of the Merger Agreement, and in order to provide Pre-Merger Yarrow with additional capital for its development programs prior to the Closing of the Merger, existing investors entered into a securities purchase agreement (the "Securities Purchase Agreement") with Pre-Merger Yarrow, pursuant to which such investors purchased, immediately prior to the Merger, shares of Pre-Merger Yarrow’s common stock or, in lieu thereof, Pre-Merger Yarrow’s pre-funded warrants to purchase Pre-Merger Yarrow’s common stock, for gross proceeds of approximately $100.0 million (the “Yarrow Pre-Closing Financing”).

On the Closing Date, VYNE issued an aggregate of 2,130,731 shares of its common stock to Pre-Merger Yarrow’s stockholders (after giving effect to the 1-for-50 reverse stock split of VYNE common stock in connection with the Merger), based on the exchange ratio of 0.7171 shares of VYNE common stock for each share of Pre-Merger Yarrow’s common stock, including those shares of Pre-Merger Yarrow’s common stock issued upon the conversion of Pre-Merger Yarrow’s preferred stock and those shares of Pre-Merger Yarrow’s common stock issued in the Yarrow Pre-Closing Financing. In addition, Pre-Merger Yarrow’s outstanding and unexercised pre-funded warrants to purchase shares of Pre-Merger Yarrow’s common stock and certain shares of Pre-Merger Yarrow’s common stock (including shares issued upon the conversion of Pre-Merger Yarrow’s preferred stock and shares issued in the Yarrow Pre-Closing Financing) were converted into 25,590,346 pre-funded warrants to purchase shares of VYNE common stock on the existing terms and conditions and outstanding options to purchase shares of Pre-Merger Yarrow’s common stock were converted into 2,002,285 options to purchase shares of VYNE common stock on the existing terms and conditions (including with respect to vesting and accelerated vesting).

Also, in connection with the closing of the reverse recapitalization 672,305 shares of common stock were issued to former stockholders of VYNE.

The Merger has been accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Pre-Merger Yarrow is deemed to be the accounting acquirer for financial reporting purposes. This determination is primarily based on the fact that, immediately following the Merger: (i) Pre-Merger Yarrow’s stockholders owned a substantial majority of the voting rights in the Combined Company; (ii) Pre-Merger Yarrow’s largest stockholder retained the largest interest in the Combined Company; (iii) Pre-Merger Yarrow designated the initial members of the board of directors of the Combined Company; and (iv) Pre-Merger Yarrow’s executive management team and certain of VYNE’s management team became the management team of the Combined Company. Accordingly, for accounting purposes: (i) the Merger was treated as the equivalent of Pre-Merger Yarrow issuing stock to acquire the net assets of VYNE, and (ii) the reported historical operating results of the Combined Company prior to the Merger are those of Pre-Merger Yarrow. Additional information regarding the Merger is included in "Note 3 - Reverse recapitalization."
Liquidity and capital resources

As of September 30, 2026, the Company had cash and cash equivalents of $268.9 million and an accumulated deficit of $90.0 million. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. The Company had no outstanding debt as of September 30, 2026. For the nine months ended September 30, 2026, the Company incurred a net loss of $19.0 million and used $96.0 million of cash in operations. The Company believes its existing cash and cash equivalents of $268.9 million as of September 30, 2026 are sufficient to sustain planned operations through at least twelve months from the issuance date of these financial statements. Although management believes that existing liquidity is sufficient for the stated period, actual expenditures may differ from current estimates, and the Company may require additional capital to fund its longer-term development and commercialization activities.

The Company’s primary uses of capital are research and development costs, compensation and related expenses, legal and other regulatory expenses and general overhead costs. The Company is subject to those risks associated with any specialty biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants.

Note 2 – Significant accounting policies
Basis of presentation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial statements. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s unaudited condensed consolidated financial position, results of operations, cash flow and statement of stockholders' equity for the interim periods presented. Certain information and disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Pre-Merger Yarrow was incorporated on October 3, 2025 and, accordingly, no comparative information is presented for the three and nine months ended September 30, 2025.
For the three and nine months ended September 30, 2026, the Company had no components of other comprehensive income or loss from non-owner sources. Accordingly, a separate Statement of Comprehensive Income (Loss) has not been presented, and net loss equals total comprehensive loss for all periods presented.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2025 included in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2026.
The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026.
Use of estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include the accrual and prepayment of research and development expenses and the fair value of stock-based compensation and related assumptions. Actual results could differ from the Company’s estimates.
Cash and cash equivalents
The Company considers cash equivalents to be all short-term, highly liquid investments, which include short-term bank deposits, treasury bills and money market funds with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.
Property and equipment
Property and equipment are stated at cost, net of accumulated depreciation. The Company’s property and equipment are depreciated by the straight-line method on the basis of their estimated useful life.
Estimated useful lives are as follows:

Estimated Useful Life
Office equipment	5 years
Deferred transaction costs
Specific incremental legal, accounting and other fees and costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of such an offering. Upon the Closing of the Merger, the balance of the deferred transaction costs, up to the amount of cash acquired in the Merger, was reclassified to equity with the excess of $2.0 million expensed to general and administrative expenses. No other deferred transaction costs remained in other assets as of September 30, 2026.
Classification of convertible preferred stock
Prior to the reverse recapitalization, Pre-Merger Yarrow had classified the Pre-Merger Yarrow Series A Convertible Preferred Stock (the “Convertible Preferred Stock”) outside of stockholders’ deficit on the Company’s balance sheet because the holders of such stock had certain liquidation rights in the event of a Deemed Liquidation Event (as defined in Pre-Merger Yarrow's Amended and Restated Certificate of Incorporation) that, in certain situations, is not solely within the control of the Company and would require the redemption of the then-outstanding Convertible Preferred Stock.
Upon the Closing of the Merger, the Company converted the Convertible Preferred Stock to common stock and pre-funded warrants within stockholders’ equity (deficit) on its condensed consolidated balance sheet.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. As of September 30, 2026, all of the Company's outstanding warrants were equity-classified warrants.
Stock-based compensation expense
The Company measures stock-based awards, including stock options, at their grant-date fair value and records compensation expense over the requisite service period, which is the vesting period of the awards. The Company accounts for forfeitures as they occur.
Estimating the fair value of stock options requires the use of subjective assumptions, including the fair value of the Company’s common stock, the expected term of the option and expected stock price volatility. The Company uses the Black-Scholes option-pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock options represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.
Prior to the Merger, the fair value of the Company’s common stock was estimated by the Company’s board of directors, with input from management considering the most recently available third-party valuation of the Company’s common stock. Following the Merger, the fair value of the Company’s common stock is based on the closing price of the common stock on The Nasdaq Capital Market on the date of grant. The expected term of stock options for employees is estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting date and the contractual term of the option. The contractual term is used as the expected term for stock options granted to non-employees. For stock price volatility, the Company uses comparable public companies as a basis for the expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected term of the option. The expected dividend yield is zero given the Company does not expect to pay dividends for the foreseeable future.

Research and development expenses
All expenses associated with research and development are expensed as incurred. Research and development expenses include expenses directly attributable to conducting the Company’s research and development programs, including expenses incurred under arrangements with third parties, such as contract research organizations, contract development and manufacturing organizations and consultants as well as the cost of clinical trials, clinical trial supplies, salaries, stock-based compensation expenses, payroll taxes and other employee benefits.
Expenses are considered incurred based on the evaluation of the progress to completion of specific tasks under each contract using information and data provided by the service providers and vendors or the Company’s estimate of the level of service that has been performed at each reporting date, whereas payments are dictated by the terms of each agreement, such as the successful enrollment of a certain number of patients, site initiation, and the completion of clinical trial milestones. As such, depending on the timing of payment relative to the receipt of goods or services, management may record prepaid expenses, accrued expenses, or other assets.
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
Income taxes
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
The Company has not completed a Section 382 study through September 30, 2026; however, the Company may have experienced ownership changes in connection with the Merger and the September 2026 Offering.
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which made comprehensive revisions to federal corporate income tax provisions, including those related to research and development expense treatment, full expensing of business assets, interest deduction limitations, and international tax regimes such as global intangible low-taxed income, foreign-derived intangible income, and controlled foreign corporation look-through rules. The enactment of this legislation did not have a material impact on the Company’s income tax provision for the three and nine months ended September 30, 2026.

Net loss per share
Net loss per share, basic and diluted, is computed on the basis of the net loss from operations for the period divided by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is based upon the weighted average number of shares of common stock and of common stock equivalents outstanding when dilutive. The Company has issued pre-funded warrants to purchase the Company’s common stock, which do not expire until they are exercised in full (see "Note 8 - Stockholders' equity"). Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified pre-funded warrants were immediately exercisable for little or no cash consideration, due to the non-substantive exercise price, all of the necessary conditions for issuance of the underlying shares of common stock had been met when the pre-funded warrants were issued. Therefore, the underlying shares of common stock should be included in the denominator for both the calculation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2026.
The following stock options were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (number of shares):

	Three Months Ended September 30,	Nine Months Ended September 30,
(in numbers of shares)	2026	2026
Outstanding stock options	2,203,518	2,203,518
Concentration of credit risks
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. The Company deposits cash and cash equivalents with highly rated financial institutions and, as a matter of policy, limits the amounts of credit exposure to any single financial institution. The Company has not experienced any material credit losses in these accounts and does not believe it is exposed to significant credit risk on these instruments.
Newly issued and recently adopted accounting pronouncements
Recently issued accounting pronouncements:
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, “Comprehensive Income (Topic 220)—Disaggregation of Income Statement Expenses” (“ASU 2024-03”), to improve financial reporting by requiring disclosures in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations and comprehensive loss. The requirements of the ASU, as clarified by ASU 2025-01 issued in January 2025, are effective for annual reporting periods beginning after December 15, 2026 and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is evaluating the impact the adoption of this guidance will have on its unaudited condensed consolidated financial statements and related disclosures.
Note 3 – Reverse recapitalization
As described in the “Reverse recapitalization and pre-closing financing” section of "Note 1 - Nature of operations", on July 27, 2026, the Merger between Pre-Merger Yarrow and VYNE was completed. The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. At the effective time of the Merger, substantially all of the assets and liabilities of VYNE consisted of cash and cash equivalents and other non-operating assets and liabilities. No goodwill or intangible assets were recognized as a result of the Merger. Prior to the Closing, VYNE paid a special cash dividend of $17.3 million to its stockholders and warrant holders of record as of July 22, 2026 on July 23, 2026, which is reflected in the cash and cash equivalents acquired.
As part of the recapitalization, the Company acquired the assets and assumed the liabilities listed below (in thousands):

Amount
Cash and cash equivalents	$2,899
Prepaid expenses and other current assets	330
Property and equipment	76
Accounts payable and accrued expenses assumed	(5,894)
Net liabilities assumed	$(2,589)
Note 4 – Accrued expenses
Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued research and development	$2,429	$70,000
Payroll related expenses	1,261	—
Professional fees	502	13
Other	186	—
Total accrued expenses	$4,378	$70,013
Note 5 – Fair value measurements
The Company’s financial assets that are measured at fair value as of September 30, 2026 are classified in the table below in one of the three categories described in “Fair value measurement” in "Note 2 - Significant accounting policies” above:

	September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$265,226	$—	$—	$265,226
Other financial instruments consist of trade payables and accrued expenses. The fair value of these financial instruments approximates their carrying values due to their short-term nature.
Note 6 – GenSci agreement
On December 15, 2025, GenSci and Yarrow entered into an exclusive license agreement (the “GenSci License Agreement”), pursuant to which Yarrow obtained from GenSci an exclusive, royalty-bearing license to develop, manufacture, and commercialize YB-101 (also known as GenSci098), an antibody targeting the TSHR, outside Greater China for all fields of use, including the treatment of GD and TED. GenSci retained rights to exploit these assets in Greater China. Under the GenSci License Agreement, and subject to limited exceptions in which GenSci will perform certain development activities outside Greater China, Yarrow is responsible for all development and commercialization activities for YB-101 outside Greater China. GenSci is obligated to provide Yarrow with clinical data relating to YB-101 that exists as of the effective date in connection with the initial know-how transfer. Additionally, each party is obligated to provide the other party with clinical data generated by that party during the development of YB-101 as part of the ongoing knowledge sharing. In addition, Yarrow currently relies on GenSci for formulation and manufacturing of Yarrow’s Phase 2a/2b clinical trial materials.
More specifically, clinical data generated by GenSci will be shared with Yarrow for inclusion in global safety reports and regulatory submissions by Yarrow to global health authorities including the FDA. Yarrow is the manager of the YB-101 global safety database; as a result, data sharing between Yarrow and GenSci will continue during the term of the GenSci License Agreement. Yarrow does not currently anticipate outsourcing preclinical or clinical research to GenSci, but could consider doing so in the future. Manufacturing data generated by GenSci related to the manufacturing and testing of YB-101 will be shared with Yarrow on an ongoing basis to support global regulatory filings related to manufacturing.
Subject to customary exceptions, during the term of the GenSci License Agreement, neither Yarrow (with respect to activities outside Greater China) nor GenSci (with respect to activities in Greater China), nor their respective affiliates, may directly or indirectly clinically develop or commercialize specified categories of antibodies directed to TSHR.

Upon execution of the GenSci License Agreement, the Company was required to pay GenSci a non-refundable upfront cash payment of $70.0 million. The upfront payment was recorded as acquired in-process research and development in the Company’s statements of operations in the period from October 3, 2025 (inception) to December 31, 2025 since further development and regulatory approval of the licensed product candidates are necessary and there is no alternative use that the Company could benefit from.
GenSci is also eligible to receive up to approximately $1.295 billion in additional contingent payments based on GenSci’s completion of the manufacturing technology transfer, GenSci’s achievement of a development milestone, as well as Yarrow’s achievement of development, regulatory approval, and commercial sales-based milestones. Specifically, GenSci is eligible to receive up to approximately $100 million in contingent payments based on the achievement of specified clinical development milestones by Yarrow or GenSci, including a $50 million near-term development milestone, as applicable, and up to $150 million in contingent payments based on Yarrow’s achievement of specified regulatory approval milestones. In addition, GenSci is eligible to receive tiered royalties ranging from the low teens to the low-mid teens on annual net product sales outside Greater China during the applicable royalty term. The royalty term for a licensed product in a given country commences upon the first commercial sale of the licensed product in that country and continues until the latest of: (a) the expiration of the last royalty-bearing valid claim of the licensed patents covering the licensed product in that country; (b) the tenth anniversary of the first commercial sale of the licensed product in that country; and (c) the expiration of all regulatory exclusivity for the licensed product in that country. The expected expiry of the last-to-expire royalty payment obligation is January 20, 2046.
The GenSci License Agreement will remain in effect until the expiration of all royalty terms. Either party may terminate the GenSci License Agreement for an uncured material breach or insolvency of the other party. GenSci may terminate the GenSci License Agreement in the event of a specified patent challenge by Yarrow or its affiliates or if Yarrow ceases all development activities outside Greater China for a substantial period of time prior to achieving a specified regulatory approval milestone. Following a specified near-term triggering event, Yarrow may terminate the GenSci License Agreement for convenience upon providing the required notice.

Note 7 – Related-party transactions
In December 2025, Pre-Merger Yarrow’s sole common stockholder participated in the convertible preferred stock financing for $25.0 million. Additionally, as of December 31, 2025, the Company owed the investor $0.6 million for reimbursement of expenses incurred prior to the Company’s financing. As of September 30, 2026, there were no material outstanding related-party balances.
Note 8 – Stockholders' equity
Preferred stock
As of September 30, 2026, the Company's Amended and Restated Certificate of Incorporation (as amended, the "Certificate of Incorporation") authorized the Company to issue 20,000,000 shares of preferred stock, par value $0.0001 per share. There were no shares of preferred stock issued and outstanding as of September 30, 2026.
Shares of preferred stock may be issued from time to time in one or more series. The voting powers (if any), preferences and relative, participating, optional or other special rights, and the qualifications, limitations and restrictions of any series of preferred stock will be set forth in a Certificate of Designation filed pursuant to the Delaware General Corporation Law, as determined by the Company’s Board of Directors (the “Board”).
Pre-funded warrants
In July 2026, pursuant to the Closing of the Merger, 25,590,346 pre-funded warrants were issued to Pre-Merger Yarrow stockholders (including from the Yarrow Pre-Closing Financing). See "Note 1 - Nature of operations" for additional information. Each pre-funded warrant is immediately exercisable and will expire when exercised in full. The holder (together with its affiliates and other attribution parties) will not have the right to exercise any portion of its pre-funded warrants if such holder, together with its affiliates and other attribution parties, would beneficially own in excess of a specified beneficial ownership limitation immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease its Beneficial Ownership Limitation up to, and no higher than, 19.99%, by giving 61 days’ notice to the Company.
Prior to the Merger, there were outstanding warrants to purchase shares of VYNE common stock (the "Legacy VYNE Warrants"). The Legacy VYNE Warrants expired in accordance with their terms following the Closing of the Merger, and in connection with such expiration, the holders of the Legacy VYNE Warrants agreed to receive immaterial cash payments in lieu of shares of common stock. Following such payment, no Legacy VYNE Warrants remained outstanding and the Company has no further obligations with respect thereto.
Additionally, in October 2023, VYNE entered into a securities purchase agreement, pursuant to which VYNE agreed to sell and issue to the purchasers in a private placement (the “2023 Private Placement”) shares of VYNE's common stock and pre-funded warrants (the “2023 VYNE Pre-Funded Warrants”). The 2023 VYNE Pre-Funded Warrants issued in the 2023 Private Placement will not expire until exercised in full. The 2023 VYNE Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 60 days’ notice to the Company, but not to exceed any percentage in excess of 19.99%. As of the Closing of the Merger, there were 190,911 (as adjusted for the reverse stock split) of the 2023 VYNE Pre-Funded Warrants outstanding.
Further, on July 29, 2026, the Company entered into an exchange agreement with a certain existing stockholder (the “Stockholder”), pursuant to which the Stockholder agreed to exchange an aggregate of 133,290 shares of the Company’s common stock for pre-funded warrants to purchase an aggregate of 133,290 shares of common stock at an exercise price of $0.0001 per share, in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Exchange”).
During the nine months ended September 30, 2026, an aggregate of 2,168,937 pre-funded warrants were exercised to purchase an aggregate of 2,168,924 shares of common stock. As of September 30, 2026, 23,745,610 pre-funded warrants remained outstanding.
The Company’s pre-funded warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Company’s pre-funded warrants do not provide any guarantee of value or return.
Common stock

Pursuant to the Certificate of Incorporation, as of September 30, 2026, the Company was authorized to issue 300,000,000 shares of common stock, par value $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board, subject to the prior rights of holders of all classes of preferred stock outstanding.
At-the-market equity offering program
On August 13, 2026, the Company entered into an amended and restated sales agreement (the “A&R Sales Agreement”) with TD Securities (USA) LLC as sales agent (“TD Cowen”), which amended and restated the sales agreement, dated March 1, 2024, between VYNE and Cowen and Company, LLC. Under the A&R Sales Agreement, the Company may offer and sell, from time to time at its sole discretion, shares of common stock through TD Cowen in an at-the-market offering having an aggregate offering price up to $50.0 million. The compensation to TD Cowen for sales of common stock sold pursuant to the A&R Sales Agreement will be an amount up to 3.0% of the gross proceeds of any shares of common stock sold under the A&R Sales Agreement. The Company did not sell any shares of common stock under the A&R Sales Agreement during the nine months ended September 30, 2026.
September 2026 Offering
On September 10, 2026, the Company entered into an underwriting agreement with Jefferies LLC, TD Cowen and Guggenheim Securities, LLC, as the representatives of the underwriters named therein (the “Underwriters”), to issue and sell 6,634,615 shares of common stock at a public offering price of $26.00 per share (the “September 2026 Offering”), which includes 865,384 shares of common stock issued pursuant to the Underwriters’ exercise in full of an option (the “Option”) to purchase additional shares at the public offering price, less the underwriting discounts and commissions.
The net proceeds from the September 2026 Offering, including proceeds from the exercise in full of the Option by the Underwriters, were $161.7 million, after deducting the Underwriters’ discounts and commissions and offering expenses of $10.8 million payable by the Company. The September 2026 Offering closed on September 14, 2026.

Note 9 – Stock-based compensation
2025 Equity Incentive Plan
In December 2025, Pre-Merger Yarrow adopted the 2025 Equity Incentive Plan, which was amended in May 2026 (as amended, the “2025 Plan”). As of September 30, 2026, there were 2,002,285 options to purchase shares of common stock outstanding. Effective with the Closing, this plan was retired and no further issuances will be made from the 2025 Plan.
2026 Stock Incentive Plan
On April 23, 2026, the Board approved the Yarrow Bioscience, Inc. 2026 Stock Incentive Plan (the “2026 Stock Plan”), subject to stockholder approval and the consummation of the Merger. On July 16, 2026, the Company’s stockholders approved the 2026 Stock Plan at a special meeting of stockholders (the “Special Meeting”) and on July 27, 2026, the Board ratified the 2026 Stock Plan. The purpose of the 2026 Stock Plan is to promote and closely align the interests of employees, officers, non-employee directors and other individual service providers of the Company with those of its stockholders by providing stock-based compensation and other performance-based compensation. The initial share pool under the 2026 Stock Plan is 2,688,931. The shares that may be issued under the 2026 Stock Plan will be automatically increased on January 1 of each year beginning in 2027 and ending with a final increase on January 1, 2036, in an amount equal to 5% of the diluted stock (including common stock, preferred stock and unexercised pre-funded warrants) on the preceding December 31, unless a lower (or no) increase is determined by the administrator. Only 100,000,000 shares of common stock may be issued under the 2026 Stock Plan as incentive stock options.
2026 Employee Stock Purchase Plan
On April 23, 2026, the Board approved the Yarrow Bioscience, Inc. 2026 Employee Stock Purchase Plan (the “2026 ESPP”), subject to stockholder approval and the consummation of the Merger. On July 16, 2026, the Company’s stockholders approved the 2026 ESPP at the Special Meeting and on July 27, 2026, the Board ratified the 2026 ESPP. The purpose of the 2026 ESPP is to provide employees of the Company and its designated subsidiaries with an opportunity to purchase shares of common stock through accumulated contributions. The 2026 ESPP, and the rights of participants to make purchases thereunder, are intended to qualify under Section 423 of the Internal Revenue Code. The initial share pool under the 2026 ESPP is 336,116. The shares that may be issued under the 2026 ESPP will be automatically increased on January 1 of each year beginning in 2027 and ending with a final increase on January 1, 2036, in an amount equal to the lesser of 1% of the diluted stock (including common stock, preferred stock and unexercised pre-funded warrants) on the preceding December 31 or 2,500,000, unless a lower (or no) increase is determined by the compensation committee of the Board.
The Company’s stock options vest based on the terms in the award agreements and generally vest over four years. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2026	2026
Research and development	$101	$291
General and administrative	604	1,227
Total	$705	$1,518
The following is a summary of stock option activity under the 2025 Plan and the 2026 Stock Plan:

	Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2025	—	$—	—	$—
Granted	2,273,774	8.17
Forfeited	(70,256)	6.19
Outstanding as of September 30, 2026	2,203,518	8.23	9.5	32,694
Exercisable as of September 30, 2026	439,098	$6.19	9.5	$7,170
The weighted-average grant-date fair value of the options granted in the three and nine months ended September 30, 2026 was $19.53 and $5.64 per share, respectively. The estimated fair value using the Black-Scholes option-pricing model was based on the following assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Risk-free interest rate	4.45%	3.89% - 4.45%
Expected term, years	6	6
Expected volatility	73.94%	73.36% - 77.80%
Expected dividend yield	—%	—%

Unrecognized compensation expense for awards not vested as of September 30, 2026 was $11.0 million and will be expensed over a weighted-average period of 3.5 years.
Note 10 – Commitments and contingencies
Litigation and contingencies
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of September 30, 2026, there were no claims or actions pending against the Company that, in the opinion of management, were likely to have a material adverse effect on the Company.
Note 11 – Segment information
As of September 30, 2026, the Company operated in one operating segment, and therefore one reportable segment, focused on the research and development of YB-101, its product candidate for the treatment of GD and TED. This determination, that the Company operated as a single operating segment, is consistent with the financial information regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”) for purposes of evaluating performance, allocating resources, and planning and forecasting for future periods. The Company’s Chief Executive Officer was the CODM.
The accounting policies for the single operating segment are the same as those described in "Note 2 - Significant accounting policies". The CODM uses net loss that is reported on the unaudited condensed consolidated statement of operations to allocate resources (including employees, property, and financial resources), predominantly during the annual budget and forecasting process. The Company’s CODM views specific program spend within research and development expenses as well as overall general and administrative expenses as significant segment expenses. As a pre-commercial company, the CODM also considers budget versus actual results for expenses that are deemed significant and cash forecast models for assessing performance and deciding the level of investment in the Company’s operating and capital allocation activities. Further, the measure of segment assets is reported on the unaudited condensed consolidated balance sheet as total consolidated assets. All long-lived assets are held in the United States.
The following table presents the Company's segment significant expenses regularly reviewed by the CODM and net loss for the three and nine months ended September 30, 2026:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2026	2026
Operating expenses:
Research and development:
Clinical and external research and development costs	$4,339	$9,444
Personnel related	838	1,890
Other	100	127
General and administrative costs
Personnel related	1,452	2,793
Professional fees	1,547	3,397
Other*	2,467	2,649
Total operating expenses	10,743	20,300
Operating loss	(10,743)	(20,300)
Other income/(expenses):
Interest income	925	1,225
Other income, net	94	94
Total other income, net	1,019	1,319
Net loss	$(9,724)	$(18,981)

*Includes Merger-related expenses
Accordingly, the Company managed its operations as a single operating and reportable segment, and the unaudited condensed consolidated financial statements and notes thereto are presented as a single reportable segment.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 ("Quarterly Report") and our audited financial statements and notes thereto included in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2026. As used in this Quarterly Report, unless the context otherwise requires, all references to the “Company,” “we,” “us,” “our,” and similar references refer: (1) following the completion of the Merger (as defined below), to Yarrow Bioscience, Inc. (the “Combined Company” or “Yarrow”) and our subsidiaries and (2) prior to the completion of the Merger, to VYNE Therapeutics Inc. (“VYNE”) and its subsidiaries.

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
In December 2025, we in-licensed from Changchun Genescience Pharmaceutical Company, Ltd. (“GenSci”) the exclusive rights to develop YB-101 for the treatment of GD and TED outside Greater China. Our development strategy is to advance YB-101 in GD and explore a clinical development plan for TED with the goal of becoming the first company to commercialize an anti-TSHR antibody in the United States and other territories outside Greater China. YB-101 is currently being evaluated by GenSci in an ongoing Phase 1 single ascending dose (“SAD”) and multiple ascending dose (“MAD”) trial in patients with TED in China. Data from the MAD portion of the trial are expected in the second half of 2027. We submitted the GenSci SAD clinical data to the U.S. Food and Drug Administration (“FDA”) as part of the new investigational new drug application to support the initiation of a GD trial by Yarrow in the United States, which was cleared by the FDA in March 2026. We also submitted an application for Fast Track designation for YB-101 in GD to the FDA in March 2026 and received notice of Fast Track designation from the FDA on May 20, 2026. In addition, third-party clinical data from two SAD trials of another anti-TSHR antibody, K1-70, further support the therapeutic potential of targeting TSHR in patients with GD and TED. In June 2026, we initiated a combined Phase 2a/Phase 2b trial of YB-101 in patients with GD, with or without concurrent TED. Data from the Phase 2a portion of the trial are expected in the second half of 2027.

The Merger

The Merger Agreement
On July 27, 2026 (the “Closing Date”), we consummated the previously announced transaction (the “Closing”) pursuant to an Agreement and Plan of Merger and Reorganization, dated as of December 17, 2025, which was amended on January 30, 2026 (as amended, the “Merger Agreement”), pursuant to which, among other matters, Yellow Merger Sub Corp., a direct, wholly owned subsidiary of VYNE, merged with and into Yarrow Bioscience, Inc., a private Delaware corporation (“Pre-Merger Yarrow”), with Pre-Merger Yarrow surviving as a wholly owned subsidiary of VYNE and the surviving corporation of the merger (the “Merger”). The Combined Company is led by Pre-Merger Yarrow’s management team and certain VYNE management and is focused on developing transformative therapies for autoimmune thyroid diseases.
Concurrent with the execution of the Merger Agreement, Pre-Merger Yarrow entered into a Series A preferred stock purchase agreement with certain institutional and accredited investors pursuant to which such persons invested in and purchased an aggregate of 14,516,188 shares of Pre-Merger Yarrow Series A convertible preferred stock at a purchase price of $6.89 per share for aggregate gross proceeds to Pre-Merger Yarrow of $100.0 million.
Concurrent with the execution of the Merger Agreement, Pre-Merger Yarrow also entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors pursuant to which Pre-Merger Yarrow issued and sold to investors, immediately prior to the Merger, shares of Pre-Merger Yarrow common stock, par value $0.0001 per share (the

“Yarrow Common Stock”), or, in lieu thereof, pre-funded warrants to purchase shares of Yarrow Common Stock (each, a “Yarrow Pre-Funded Warrant”) for gross proceeds of approximately $100.0 million (the “Yarrow Pre-Closing Financing”). At the effective time of the Merger, (i) shares of Yarrow Common Stock issued in the Yarrow Pre-Closing Financing converted into shares of VYNE common stock in accordance with the Exchange Ratio (as defined below) and (ii) Yarrow Pre-Funded Warrants converted into pre-funded warrants to purchase shares of VYNE common stock, subject to adjustment as set forth in the Merger Agreement and the form of pre-funded warrant. The proceeds from the Yarrow Pre-Closing Financing are expected to advance the Combined Company’s pipeline and will be used for research and development, business development, working capital, and other general corporate purposes.
On the Closing Date, we completed the Merger. In connection with the completion of the Merger, Pre-Merger Yarrow changed its name from “Yarrow Bioscience, Inc.” to “Yarrow Bioscience Operating Company Corp.,” VYNE changed its name to “Yarrow Bioscience, Inc.” and the current business of Pre-Merger Yarrow became the primary business of the Combined Company.
On the Closing Date, VYNE issued an aggregate of 2,130,731 shares of its common stock to Pre-Merger Yarrow’s stockholders (after giving effect to the 1-for-50 reverse stock split of VYNE common stock in connection with the Merger), based on the exchange ratio of 0.7171 shares of VYNE common stock for each share of Yarrow Common Stock (the “Exchange Ratio”), including those shares of Yarrow Common Stock issued upon the conversion of Pre-Merger Yarrow’s preferred stock and those shares of Yarrow Common Stock issued in the Yarrow Pre-Closing Financing. In addition, Pre-Merger Yarrow’s outstanding and unexercised pre-funded warrants to purchase shares of Pre-Merger Yarrow’s common stock and certain shares of Pre-Merger Yarrow’s common stock (including shares issued upon the conversion of Pre-Merger Yarrow’s preferred stock and shares issued in the Yarrow Pre-Closing Financing) were converted to 25,590,346 pre-funded warrants to purchase shares of VYNE common stock on the existing terms and conditions and outstanding options to purchase shares of Yarrow Common Stock were converted into 2,002,285 options to purchase shares of VYNE common stock on the existing terms and conditions (including with respect to vesting and accelerated vesting).
The Merger has been accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under this method of accounting, Pre-Merger Yarrow is deemed to be the accounting acquirer for financial reporting purposes. This determination is primarily based on the fact that, immediately following the Merger: (i) Pre-Merger Yarrow’s stockholders owned a substantial majority of the voting rights in the Combined Company; (ii) Pre-Merger Yarrow’s largest stockholder retained the largest interest in the Combined Company; (iii) Pre-Merger Yarrow designated the initial members of the board of directors of the Combined Company; and (iv) Pre-Merger Yarrow’s executive management team and certain of VYNE's management became the management team of the Combined Company. Historical common stock figures of Pre-Merger Yarrow have been retroactively restated based on the Exchange Ratio.
Unless otherwise indicated, all share and per share amounts presented in this Quarterly Report and the unaudited condensed consolidated financial statements included herein have been retroactively adjusted to reflect the Exchange Ratio and, where applicable, the reverse stock split for all periods presented.
On August 10, 2026, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC ("Nasdaq") providing that we had regained compliance with the minimum bid price requirement and that Nasdaq considers this matter closed.

Business and macroeconomic conditions
Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including inflation, interest rates, financial market volatility and uncertainty, the impact of war or military conflict, including the wars in Ukraine and the Middle East, rising tensions between China and Taiwan and the response thereto, public health pandemics, global trade policy volatility, such as tariffs, and supply chain disruptions. Adverse effects of these large macroeconomic conditions have been prevalent in many of the areas where we, our contract research organizations ("CROs"), suppliers or third-party business partners conduct business and as a result, we have experienced disruptions and may continue to experience more pronounced disruptions in our operations. In addition, financial markets have experienced a period of high volatility due to these macroeconomic factors. The persistence of this volatility may impact our ability to engage in capital market activities and adequately fund our operations. As of the filing date of this Quarterly Report, the extent to which these macroeconomic events and conditions may impact our financial condition, results of operations or liquidity is uncertain. The effect of these macroeconomic events and conditions may not be fully reflected in our results of operations and overall financial performance until future periods. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section captioned “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 13, 2026.
Development and license agreements

GenSci License Agreement
On December 15, 2025, GenSci and Yarrow entered into an exclusive license agreement (the “GenSci License Agreement”), pursuant to which Yarrow obtained from GenSci an exclusive, royalty-bearing license to develop, manufacture, and commercialize YB-101 (also known as GenSci098), an antibody targeting the TSHR, outside Greater China for all fields of use, including the treatment of GD and TED. GenSci retained rights to exploit these assets in Greater China. Under the GenSci License Agreement, and subject to limited exceptions in which GenSci will perform certain development activities outside Greater China, Yarrow is responsible for all development and commercialization activities for YB-101 outside Greater China. GenSci is obligated to provide Yarrow with clinical data relating to YB-101 that exists as of the effective date in connection with the initial know-how transfer. Additionally, each party is obligated to provide the other party with certain clinical data generated by that party during the development of YB-101 as part of the ongoing information exchange.
More specifically, clinical data generated by GenSci will be shared with Yarrow for inclusion in global safety reports and regulatory submissions by Yarrow to global health authorities including the FDA. Yarrow is the manager of the YB-101 global safety database responsible for the maintenance, compilation and submission of required safety reports to global health authorities including the FDA; as a result, data sharing between Yarrow and GenSci will continue during the term of the GenSci License Agreement. Yarrow does not currently anticipate outsourcing preclinical or clinical research to GenSci but could consider doing so in the future. Manufacturing data generated by GenSci related to the manufacturing and testing of YB-101 will be shared with Yarrow on an ongoing basis to support global regulatory filings related to manufacturing.

Exclusivity
Subject to customary exceptions, during the term of the GenSci License Agreement, neither Yarrow (with respect to activities outside Greater China) nor GenSci (with respect to activities in Greater China), nor their respective affiliates, may directly or indirectly clinically develop or commercialize specified categories of antibodies directed to TSHR.

Financial consideration
Under the GenSci License Agreement, GenSci received an upfront payment of $70.0 million. GenSci is also eligible to receive up to approximately $1.295 billion in additional contingent payments based on GenSci’s completion of the manufacturing technology transfer, GenSci’s achievement of a development milestone, as well as Yarrow’s achievement of development, regulatory approval, and commercial sales-based milestones. Specifically, GenSci is eligible to receive up to approximately $100 million in contingent payments based on the achievement of specified clinical development milestones by Yarrow or GenSci, including a $50 million near-term development milestone, as applicable, and up to $150 million in contingent payments based on Yarrow’s achievement of specified regulatory approval milestones. In addition, GenSci is eligible to receive tiered royalties ranging from the low teens to the low-mid teens on annual net product sales outside Greater China during the applicable royalty term. The royalty term for a licensed product in a given country commences upon the first commercial sale of the licensed product in that country and continues until the latest of: (a) the expiration of the last royalty-bearing valid claim of the licensed patents covering the licensed product in that country; (b) the tenth anniversary of the first commercial sale of the licensed product in that country; and (c) the expiration of all regulatory exclusivity for the licensed product in that country. The expected expiry of the last-to-expire royalty payment obligation is January 20, 2046.

Termination
The GenSci License Agreement will remain in effect until the expiration of all royalty terms. Either party may terminate the GenSci License Agreement for an uncured material breach or insolvency of the other party. GenSci may terminate the GenSci License Agreement in the event of a specified patent challenge by Yarrow or its affiliates or if Yarrow ceases all development activities outside Greater China for a substantial period of time prior to achieving a specified regulatory approval milestone. Following a specified near-term triggering event, Yarrow may terminate the GenSci License Agreement for convenience upon providing the required notice.

Components of operating results
Operating expenses
Research and development expenses
Our research and development expenses for the three and nine months ended September 30, 2026 were $5.3 million and $11.5 million, respectively.
Research and development expenses consist primarily of:
•expenses incurred in connection with the clinical development of YB-101 and development of any future product candidates we may identify, including under future agreements with third parties, such as consultants and contractors; and
•personnel-related expenses, including salaries, bonuses, benefits and equity-based compensation expense.
Our primary focus since inception has been the identification and development of our pipeline product candidates. We expense research and development costs as incurred. Our research and development expenses to date primarily consist of external costs, such as to CROs and the upfront payment made to GenSci under the GenSci License Agreement. See “Note 6 – GenSci agreement” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further details on the GenSci License Agreement.
We expect our research and development costs to increase in future years as we advance clinical development for YB-101 and any other future product candidates.
Due to the nature of research and development, the expected costs are inherently uncertain and may vary significantly from our current expectations.
General and administrative expenses
Our general and administrative expenses for the three and nine months ended September 30, 2026 were $5.5 million and $8.8 million, respectively.
Our general and administrative expenses consist primarily of:
•personnel-related expenses including salaries, bonuses, related benefits, and stock-based compensation expense for personnel in executive, finance, and administrative functions;
•professional fees for legal, consulting, accounting, and audit services; and
•facility, insurance, travel, information technology and other administrative costs.
We recognize general and administrative expenses in the periods in which they are incurred. We expect that our general and administrative expenses will increase substantially for the foreseeable future as we increase our headcount to support the expected growth. We also expect to incur increased expenses associated with operating as a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC requirements, additional director and officer insurance costs, and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

Other income, net
Other income, net primarily consists of interest earned on our cash and cash equivalents.
In addition, VYNE previously licensed the rights to Finacea foam to LEO Pharma A/S (“LEO Pharma”) in exchange for certain royalty payments. Finacea foam was not part of the MST Franchise that was sold in January 2022. On June 11, 2026, LEO Pharma informed VYNE of its decision to terminate its license agreement for Finacea foam effective as of December 31, 2026. Any remaining royalties are recognized as other income when the product is sold by LEO Pharma.

Income taxes and net operating loss carryforwards
Our effective tax rates were 0% for both the three and nine months ended September 30, 2026. We maintained a full valuation allowance against our federal and state net deferred tax assets, as we do not expect to generate sufficient taxable income in the foreseeable future to realize those deferred tax assets.

Results of operations for the three and nine months ended September 30, 2026

Because Pre-Merger Yarrow was incorporated on October 3, 2025, there are no comparable prior-year periods and, accordingly, the discussion below does not include a comparison to the three and nine months ended September 30, 2025.

The following table summarizes our statement of operations for the periods presented (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Operating expenses:
Research and development	$5,277	$11,461
General and administrative	5,466	8,839
Total operating expenses	10,743	20,300
Operating loss	(10,743)	(20,300)
Other income/(expenses):
Interest income	925	1,225
Other income, net	94	94
Total other income, net	1,019	1,319
Net loss	$(9,724)	$(18,981)
Research and development expenses
Research and development expenses were $5.3 million and $11.5 million for the three and nine months ended September 30, 2026, respectively.

For the three months ended September 30, 2026, the expenses consisted primarily of $4.3 million in clinical and external development costs for YB-101 and $0.8 million in employee-related costs.

For the nine months ended September 30, 2026, the expenses consisted primarily of $9.4 million in clinical and external development costs for YB-101 and $1.9 million in employee-related costs.
General and administrative expenses

General and administrative expenses were $5.5 million and $8.8 million for the three and nine months ended September 30, 2026, respectively.

For the three months ended September 30, 2026, the expenses consisted of $1.5 million in employee-related costs, $1.5 million in professional and consulting fees, and other costs of $2.5 million primarily consisting of transaction expenses associated with the Merger.

For the nine months ended September 30, 2026, the expenses consisted of $2.8 million in employee-related costs, $3.4 million in professional and consulting fees, and $2.6 million in other costs primarily consisting of transaction expenses associated with the Merger.

Other income/(expenses)
Total other income, net for the three and nine months ended September 30, 2026 was $1.0 million and $1.3 million, respectively, and consisted primarily of interest income.

Liquidity and capital resources
Since inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. We expect to incur significant expenses and operating losses for the foreseeable future as we advance clinical development of YB-101. To date, we have funded our operations primarily with proceeds from the sale of Pre-Merger Yarrow’s Series A convertible preferred stock, the Yarrow Pre-Closing Financing of $100.0 million completed immediately prior to the Closing of the Merger and our underwritten public offering completed in September 2026 (the “September 2026 Offering”).
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
Funding requirements
As of September 30, 2026, we had cash and cash equivalents of $268.9 million. We estimate that our existing cash and cash equivalents as of September 30, 2026 will be sufficient to enable us to fund operations into 2030, including completion of our Phase 2a/2b trial in patients with GD and preparatory work for our next planned TED study. We have based this estimate on assumptions that may prove to be wrong. Our operating plan may change as a result of many factors currently unknown to us and we could exhaust our available capital resources sooner than we expect.
Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:
•the rate of progress in our clinical development of YB-101 and future research and development and discovery-related development of future product candidates;
•the scope, progress, results and costs of product candidates and discovery-related activities and preclinical studies for those product candidates;
•our ability to successfully file investigational new drug applications or comparable foreign applications and obtain authorization to commence our planned clinical trials or future clinical trials;
•the costs of enrollment and successful completion of clinical trials;
•the costs necessary to pursue positive results from our future clinical trials that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations;
•the costs of hiring research and development, clinical, manufacturing and commercial personnel;
•the costs of adding operational, financial and management information systems and personnel;
•the costs necessary to obtain regulatory approvals, if any, for any approved products in the United States and other jurisdictions, and the costs of post-marketing studies that could be required by regulatory authorities in jurisdictions where approval is obtained;
•the costs of developing, maintaining and enhancing sustainable, scalable, reproducible and transferable clinical and commercial-scale cGMP capabilities through a third party or our own manufacturing facility for our product candidates;
•the costs and timing of future commercialization activities, including establishing sales, marketing and distribution infrastructure to commercialize any product candidates, for any of our product candidates for which we receive regulatory approval;
•the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•the costs and timing of preparing, maintaining, expanding, enforcing, defending and protecting our intellectual property rights and protection or regulatory exclusivity for any products we may develop and defending any intellectual property-related claims;
•the timing and payment of milestone, royalty or other payments we must make pursuant to our existing and potential future collaborations and licensing arrangements with third parties;
•the costs we incur in maintaining business operations;

•the costs associated with being a public company, including costs of audit, legal, regulatory and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums and investor and public relations costs;
•the effect of competing technological and market developments; and
•the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.
Identifying potential programs and product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.
Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute your ownership interest.
If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.
For more information as to the risks associated with our future funding needs, see the section captioned “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 13, 2026.

Equity offerings

At-the-market equity offering program
On August 13, 2026, we entered into an amended and restated sales agreement (the “A&R Sales Agreement”) with TD Securities (USA) LLC as sales agent (“TD Cowen”), which amended and restated the sales agreement, dated March 1, 2024, between VYNE and Cowen and Company, LLC. Under the A&R Sales Agreement, we may offer and sell, from time to time at our sole discretion, shares of common stock through TD Cowen in an at-the-market offering having an aggregate offering price up to $50.0 million. The compensation to TD Cowen for sales of common stock sold pursuant to the A&R Sales Agreement will be an amount up to 3.0% of the gross proceeds of any shares of common stock sold under the A&R Sales Agreement. We did not sell any shares of common stock under the A&R Sales Agreement during the nine months ended September 30, 2026.

September 2026 Offering
On September 10, 2026, we entered into an underwriting agreement with Jefferies LLC, TD Cowen and Guggenheim Securities, LLC, as the representatives of the underwriters named therein (the “Underwriters”), to issue and sell 6,634,615 shares of common stock at a public offering price of $26.00 per share, which includes 865,384 shares of common stock issued pursuant to the Underwriters’ exercise in full of an option (the “Option”) to purchase additional shares at the public offering price, less the underwriting discounts and commissions.
The net proceeds from the September 2026 Offering, including proceeds from the exercise in full of the Option by the Underwriters, were $161.7 million, after deducting the Underwriters’ discounts and commissions and offering expenses payable by us. The September 2026 Offering closed on September 14, 2026.

Cash flows
The following table summarizes our cash flows for the nine months ended September 30, 2026:

Nine Months Ended September 30,
(in thousands)	2026
Net cash used in operating activities	$(96,030)
Net cash provided by financing activities	265,001
Net increase in cash, cash equivalents and restricted cash	$168,971
Net cash used in operating activities
During the nine months ended September 30, 2026, net cash used in operating activities was $96.0 million, which was primarily due to the $70.0 million upfront payment under the GenSci License Agreement, which was included in accrued expenses at December 31, 2025 and the net loss of $19.0 million adjusted for non-cash stock-based compensation expense of $1.5 million. The remainder of the cash used in operations was driven by changes in operating assets and liabilities.
Net cash provided by financing activities
During the nine months ended September 30, 2026, net cash provided by financing activities was $265.0 million and consisted of proceeds from the Yarrow Pre-Closing Financing, cash acquired in connection with the reverse recapitalization and proceeds from the September 2026 Offering.
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
Research and development contract costs accruals
We record the costs associated with research and development as incurred. These costs are a significant component of our research and development expenses, with a substantial portion of our ongoing research and development activities conducted by third-party service providers, including CROs and contract manufacturing organizations (“CMOs”).
We accrue for expenses resulting from payments due under agreements with CROs, CMOs, and other outside service providers for which payment flows do not match the periods over which materials or services are provided to us. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with GenSci, CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. We make significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to GenSci, a CRO, a CMO, or outside service provider, the payments will be recorded as a prepaid asset which will be expensed as the contracted services are performed. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations. For the periods presented, we have not experienced any material deviations between accrued and actual research and development expenses.
Stock-based compensation
We measure stock-based awards granted to employees, directors, and non-employees in the form of stock options to purchase shares of common stock, based on their fair value on the date of grant using the Black-Scholes model. Compensation expense for those awards is recognized using the straight-line method over the requisite service period, which is generally the vesting period of the respective award for employees. Compensation expense for awards to non-employees with service-based vesting conditions is recognized in the same manner as if we had paid cash in exchange for the goods or services, which is generally over the vesting period of the award. We account for forfeitures as they occur. We classify our stock-based compensation expenses in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
Prior to the Merger, the fair value of the Company’s common stock was estimated by the Company’s board of directors, with input from management considering the most recently available third-party valuation of the Company’s common stock. Following the Merger, the fair value of the Company’s common stock is based on the closing price of the common stock on The Nasdaq Capital Market on the date of grant. The Black-Scholes model also uses assumptions measured on the date of grant for the volatility, the expected term, the risk-free interest rate for a period that approximates the expected term of our stock-based awards and our expected dividend yield. We have historically been a private company and lack company-specific historical and implied volatility information of our stock. Therefore, we estimate our expected stock volatility based on the historical volatility of a representative group of public companies in the biotechnology industry for a term equal to the remaining time of the expected term. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the options on the date of measurement. We have estimated a 0% dividend yield based on the expected dividend yield and the fact that we have not paid, and do not expect to pay, any cash dividends in the foreseeable future, other than the previously disclosed special cash dividend paid by VYNE to its stockholders prior to the Closing of the Merger. See “Note 9 - Stock-based compensation” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes model to determine the estimated fair value of our stock options granted in the periods presented.
Off-balance sheet arrangements
We are not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recently issued and adopted accounting pronouncements
See "Newly issued and recently adopted accounting pronouncements" in "Note 2 - Significant accounting policies" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of September 30, 2026. Based on such evaluation, those officers have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
On July 27, 2026, the Company completed the Merger, which was accounted for as a reverse recapitalization with Pre-Merger Yarrow treated as the accounting acquirer. In connection with the Merger, the internal control over financial reporting of Pre-Merger Yarrow became that of the Company, and the Company is in the process of integrating and aligning the Combined Company’s financial reporting processes, personnel and systems. Other than the foregoing, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation or other legal proceedings relating to claims that we consider to be arising from the ordinary course of our business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.
Item 1A. Risk Factors.
Information about our risk factors is contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 13, 2026. There have been no material changes to the risk factors that we included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 13, 2026. We may make changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Adoption, modification and termination of Rule 10b5-1 plans and certain other trading arrangements
During the three months ended September 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.
The following documents are filed, or furnished as applicable, as part of this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Date	Number	Filed / Furnished Herewith
2.1†	Agreement and Plan of Merger and Reorganization, dated as of December 17, 2025, by and among VYNE Therapeutics Inc., Yarrow Bioscience, Inc., and Yellow Merger Sub Corp.	8-K	12/17/2025	2.1

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of January 30, 2026, by and among VYNE Therapeutics Inc., Yarrow Bioscience, Inc., and Yellow Merger Sub Corp.	8-K	1/30/2026	10.1

3.1	Amended and Restated Certificate of Incorporation of Yarrow Bioscience, Inc.	8-K	7/28/2026	3.4

3.2	Amended and Restated Bylaws of Yarrow Bioscience, Inc.	8-K	7/28/2026	3.5

4.1	Form of Pre-Funded Warrant	8-K	7/28/2026	4.1

10.1	Employment Agreement between Tyler Zeronda and Yarrow Bioscience, Inc.	10-Q	5/15/2026	10.1

10.2	Yarrow Bioscience, Inc. 2026 Stock Incentive Plan.	8-K	7/28/2026	10.5

10.3	Yarrow Bioscience, Inc. 2026 Employee Stock Purchase Plan.	8-K	7/28/2026	10.6

10.4	Exclusive License Agreement, dated as of December 15, 2025, by and among Shanghai Scizeng Medical Technology Co., Ltd., Yarrow Bioscience, Inc., and the other parties thereto.	S-4	3/31/2026	10.6

10.5	Amended and Restated Offer Letter, dated as of July 27, 2026, by and between Yarrow Bioscience, Inc. and Rebecca Frey.	8-K	7/28/2026	10.7

10.6	Amended and Restated Offer Letter, dated as of July 27, 2026, by and between Yarrow Bioscience, Inc. and Rachael Alford.	8-K	7/28/2026	10.8

10.7	Amended and Restated Offer Letter, dated as of July 27, 2026, by and between Yarrow Bioscience, Inc. and Steven Ryder.				*

10.8	Amended and Restated Offer Letter, dated as of July 27, 2026, by and between Yarrow Bioscience, Inc. and Lori Payton.				*

10.9	Form of Stock Option Grant Notice and Standard Terms and Conditions for Stock Options (Non-Employee Directors) under the Yarrow Bioscience, Inc. 2026 Stock Incentive Plan.				*

10.10	Form of Stock Option Grant Notice and Standard Terms and Conditions for Stock Options (Employees) under the Yarrow Bioscience, Inc. 2026 Stock Incentive Plan.				*

10.11	Yarrow Bioscience, Inc. 2025 Equity Incentive Plan	S-4	3/31/2026	10.8

10.12	First Amendment to the Yarrow Bioscience, Inc. 2025 Equity Incentive Plan				*

10.13	Amended and Restated Sales Agreement, dated August 13, 2026, by and between Yarrow Bioscience, Inc. and TD Securities (USA) LLC	POS AM	8/13/2026	1.2

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.				*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included within Exhibit 101 attachments).				*
_______________________________________________________
† Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

*    Filed herewith

**    Furnished herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 13, 2026

Yarrow Bioscience, Inc.

By:	/s/ Rebecca Frey
Rebecca Frey, Pharm.D. Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Tyler Zeronda
Tyler Zeronda Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)